Form 10-K
period 2017-09-30
Evoqua Water Technologies Corp.
filed 2017-12-04
CIK 1604643

Use these links to rapidly review the document
FORM 10-K TABLE OF CONTENTS
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2017
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-38272

EVOQUA WATER TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-4132761 (I.R.S. Employer Identification No.)
210 Sixth Avenue Pittsburgh, Pennsylvania (Address of principal executive offices)	15222 (Zip code)

(724) 772-0044
(Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

          If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on November 2, 2017, based upon the closing price of $20.88 of the Registrant's common stock as reported on the New York Stock Exchange, was $1,388,450,010. The Registrant has elected to use November 2, 2017 as the calculation date, which was the initial trading date of the Registrant's common stock on the New York Stock Exchange, because on March 31, 2017 (the last business day of the Registrant's most recently completed second fiscal quarter), the Registrant was a privately held company.

          There were 113,264,709 shares of the registrant's common stock, par value $0.01 per share, outstanding as of November 30, 2017.

FORM 10-K

BASIS OF PRESENTATION

        On January 15, 2014, Evoqua Water Technologies Corp. (formerly EWT Holdings I Corp.), or the "Successor," acquired, through its wholly-owned entities, EWT Holdings II Corp. and EWT Holdings III Corp., all of the outstanding shares of Siemens Water Technologies (the "Predecessor"), a group of legal entity businesses formerly owned by Siemens Aktiengesellschaft ("Siemens"). This acquisition, which we refer to as the "Acquisition," closed on January 15, 2014 and was effective January 16, 2014. The stock purchase price, net of cash received, was approximately $730.6 million.

        Unless otherwise indicated or the context otherwise requires, all references to "the Company," "Evoqua," "Evoqua Water Technologies Corp.," "EWT Holdings I Corp.," "we," "us," "our" and similar terms mean (1) the Predecessor for periods ending on or prior to January 15, 2014 and (2) the Successor for periods beginning on or after January 16, 2014, in each case together with its consolidated subsidiaries.

        Our fiscal year ends on September 30 of each year. References in this Annual Report on Form 10-K to a fiscal year mean the year in which that fiscal year ends. References in this Annual Report on Form 10-K to: "fiscal 2013" or "FY 2013" relate to the fiscal year ended September 30, 2013, "fiscal 2014" or "FY 2014" relate to the fiscal year ended September 30, 2014, "fiscal 2015" or "FY 2015" relate to the fiscal year ended September 30, 2015, "fiscal 2016" or "FY 2016" relate to the fiscal year ended September 30, 2016 and "fiscal 2017" or "FY 2017" relate to the fiscal year ended September 30, 2017.

        Numerical figures included in this Annual Report on Form 10-K have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them. In addition, we round certain percentages presented in this Annual Report on Form 10-K to the nearest whole number. As a result, figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them.

 CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements that within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). You can generally identify forward-looking statements by our use of forward-looking terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "projection," "seek," "should," "will" or "would" or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance contained in this Annual Report on Form 10-K in Item 1A, "Risk Factors," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1, "Business" are forward-looking statements.

        We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Annual Report on Form 10-K in Item 1, "Business," Item 1A, "Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect our share price. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

  •
  general global economic and business conditions;

  •
  our ability to compete successfully in our markets;

  •
  our ability to continue to develop or acquire new products, services and solutions and adapt our business to meet the demands of our customers, comply with changes to government regulations and achieve market acceptance with acceptable margins;

  •
  our ability to implement our growth strategy, including acquisitions and our ability to identify suitable acquisition targets;

  •
  our ability to operate or integrate any acquired businesses, assets or product lines profitably or otherwise successfully implement our growth strategy;

  •
  delays in enactment or repeals of environmental laws and regulations;

  •
  the potential for us to become subject to claims relating to handling, storage, release or disposal of hazardous materials;

  •
  risks associated with product defects and unanticipated or improper use of our products;

  •
  the potential for us to incur liabilities to customers as a result of warranty claims of failure to meet performance guarantees;

  •
  our ability to meet our customers' safety standards or the potential for adverse publicity affecting our reputation as a result of incidents such as workplace accidents, mechanical failures, spills, uncontrolled discharges, damage to customer or third-party property or the transmission of contaminants or diseases;

  •
  litigation, regulatory or enforcement actions and reputational risk as a result of the nature of our business or our participation in large-scale projects;

  •
  seasonality of sales and weather conditions;

  •
  risks related to government customers, including potential challenges to our government contracts or our eligibility to serve government customers;

  •
  the potential for our contracts with federal, state and local governments to be terminated or adversely modified prior to completion;

  •
  risks related to foreign, federal, state and local environmental, health and safety laws and regulations and the costs associated therewith;

  •
  risks associated with international sales and operations, including our operations in China;

  •
  our ability to adequately protect our intellectual property from third-party infringement;

  •
  our increasing dependence on the continuous and reliable operation of our information technology systems;

  •
  risks related to our substantial indebtedness;

  •
  our need for a significant amount of cash, which depends on many factors beyond our control;

  •
  risks related to AEA Investors LP's (along with certain of its affiliates, collectively, "AEA") ownership interest in us; and

  •
  other risks and uncertainties, including those listed under Item 1A, "Risk Factors."

        Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, they may not be predictive of results or developments in future periods.

        Any forward-looking statement that we make in this Annual Report on Form 10-K speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K.

PART I

Item 1.    Business

History and Company Overview

        Evoqua Water Technologies is a leading provider of mission critical water treatment solutions, offering services, systems and technologies to support our customers' full water lifecycle needs. With over 200,000 installations worldwide, we hold leading positions in the industrial, commercial and municipal water treatment markets in North America. We offer a comprehensive portfolio of differentiated, proprietary technology solutions sold under a number of market leading and well established brands. We deliver and maintain these mission critical solutions through the largest service network in North America, assuring our customers continuous uptime with 87 branches which are located no further than a two hour drive from more than 90% of our customers' sites.

        Our solutions are designed to provide "worry free water" by ensuring that our customers have access to an uninterrupted quantity and level of quality of water that meets their unique product, process and recycle or reuse specifications. We enable our customers to achieve lower costs through greater uptime, throughput and efficiency in their operations and support their regulatory compliance and environmental sustainability. We have worked to protect water, the environment and our employees for over 100 years. As a result, we have earned a reputation for quality, safety and reliability and are sought out by our customers to solve the full range of their water treatment needs, and maintaining our reputation is critical to the success of our business.

        We provide solutions across the entire water cycle. The water cycle begins with "influent" water, which is sourced from oceans, rivers, lakes, as well as other sources. We treat the influent water so that it can be used for a wide variety of industrial, commercial and municipal applications. In industrial applications, influent water, after it is treated, is used as process water for applications, such as microelectronic production, as an ingredient in the production of food and beverage and other goods and in utility applications including boiler feed water, cooling water and steam condensate. Commercial applications for influent water include laboratory testing and aquatic activities, while municipal applications for influent water include treatment to produce safe drinking water and wastewater that is compliant with applicable regulations. After the water is used it is considered "effluent water," and we enable its treatment through the removal of impurities so that it can be discharged safely back into the environment or reused for industrial, commercial or municipal applications.

        We have developed a broad set of well established, unique relationships across a highly diverse customer base. In the industrial market we serve over 25,000 customers, including a substantial majority of the industrial companies within the Fortune 500. We partner with our industrial customers through our direct sales and service team, which is organized geographically and by specific end market. In the municipal market we serve over 7,800 U.S. wastewater sites and over 1,800 global drinking water treatment sites, providing solutions that help treat over 40% of the U.S. municipal wastewater sites as of September 30, 2017. Our deep institutional relationships with independent sales representatives across North America, who serve as the primary channel for new municipal water treatment projects, and upon whom we depend to successfully market and sell our products, services and solutions provide us significant access to new projects up for bid and for servicing our installed base.

        For the fiscal year ended September 30, 2017, we generated 86% of our revenues in North America with a strong and growing international presence and we currently employ approximately 4,000 individuals across eight countries. For the fiscal year ended September 30, 2017, we generated revenue, net income and Adjusted EBITDA of $1.2 billion, $6.4 million and $207.7 million, respectively. For the fiscal year ended September 30, 2016, we generated revenue, net income and Adjusted EBITDA of $1.1 billion, $13.0 million and $160.1 million, respectively. For more information on Adjusted EBITDA, including a reconciliation to the most directly comparable GAAP financial measure, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—How We Assess the Performance of Our Business—Adjusted EBITDA."

        We serve our customers through three segments: Industrial, Municipal and Products. These segments all draw from the same reservoir of leading technologies, shared manufacturing infrastructure, common business processes and corporate philosophies. Our Industrial Segment provides fully-integrated systems and service solutions that selectively utilize our comprehensive portfolio of water treatment technologies to satisfy our customers' unique water needs. Our Municipal Segment provides engineered water treatment equipment and solutions based on our proprietary technology and odor and corrosion control services. Our Products Segment sells equipment, based on our broad technology portfolio, which is used as components in integrated solutions specified by water treatment designers and offered by original equipment manufacturers ("OEMs"), engineering firms, integrators and our own Industrial and Municipal Segments. For financial information regarding our reportable segments, see Note 21, "Business Segments," of Part II, Item 8 of this Annual Report on Form 10-K.

	Industrial	Municipal	Products
Overview

•

Tailored solutions in collaboration with our customers backed by life-cycle services including on-demand water, build-own-operate ("BOO"), recycle / reuse and emergency response service alternatives to improve operational reliability, performance and environmental compliance

		• Delivers solutions, equipment and services to engineering firms, OEMs and municipalities to treat wastewater and purify drinking water	• Highly differentiated and scalable range of products and technologies specified by global water treatment designers, OEMs, engineering firms and integrators

Channel	• Direct sales with market vertical focus	• Independent representative network supported by technical sales team • Direct sales and aftermarket channels	• Direct and indirect sales and aftermarket channels

Key offerings

•

Full lifecycle service and solutions for influent, effluent and process water, including on-demand water, BOO, recycle / reuse and emergency response services

•

Equipment systems for industrial needs: influent water, boiler feed water, ultrahigh purity, process water, wastewater treatment and recycle / reuse

•

Full-scale outsourcing of operations and maintenance

•

Wide range of wastewater solutions:

•

Ultrafiltration membrane bioreactors

•

Advanced biological treatment

•

Clarifiers, aerators, screens and dewatering

•

Ballasted clarification

•

Odor and corrosion control equipment and services

•

Ultrafiltration for drinking water

•

Retrofit, rehabilitation and aftermarket

•

Filtration

•

Regenerative media and microsand

•

Self-cleaning filters and intake screens

•

Disinfection

•

Low and medium pressure ultraviolet ("UV")

•

Electrochlorination and gas chlorination

•

Anode technology

•

Electrodeionization

•

Analyzers and controllers

Percentage of FY 2017 revenue	52%	22%	26%

        As depicted in the table below, we target attractive global end-markets that utilize water as a critical part of their operations or production processes including pharmaceuticals and health sciences, microelectronics, food and beverage, hydrocarbon and chemical processing, power, general manufacturing, municipal drinking water and wastewater, marine and aquatics end markets. While a decline in general global and economic conditions could adversely affect us, our business is highly diversified across our key attractive and growing end markets presented below, and we believe that no single end market drives the overall results of our business.

Pharma and Health

- Meets stringent process and wastewater requirements in both research and development and manufacturing as defined by FDA standards

Microelectronics

- Enables next generation of wafer size/geometry with ultra-pure input water and treatment of contaminated wastewater

Food & Beverage

- Ensures process / product water complies with regulations for food and beverage production

Drinking Water

- Provides reliably clean drinking water to the largest cities in the world through integrated membrane systems and disinfection products

Wastewater

- Develops efficient and reliable waste treatment systems to handle specific geographic needs

- Offers comprehensive and customizable odor and corrosion control solutions and services

Hydrocarbon & Chemical Processing

- Provides equipment and support for utility water, boiler feed water, cooling water and steam condensate

Power

- Manages water intake screens, boiler feedwater systems (including polishing using continuous electrodeionization) and condensate polishing

General Manufacturing

- Provides full service process water and wastewater treatment services supported by a mobile fleet guaranteeing maximum up-time

Marine

- Provides solutions and services to the industry for marine growth prevention, biological fouling protection and ballast water treatment

Aquatics

- Meets the rigorous treatment demands across aquatic applications for leisure facilities, fountains, water features and theme parks

        Industrial.    Our Industrial Segment provides application-specific solutions and full lifecycle services for critical water applications. We focus on treating industrial process water, utility water and wastewater. Industrial process water requires specific purity standards, which are used in making goods in industries such as microelectronics, pharmaceuticals and health sciences and food and beverage, including ingredient water. Industrial utility water is used for critical industrial applications including boiler feed and cooling water. Industrial wastewater is effluent water discharged from plants or facilities which is treated before it is returned to the environment or recycled or reused within the water cycle. Our operations across the water cycle are complex and, if conducted improperly, may result in potential costs and liabilities, including as a result of environmental damage. Our comprehensive solutions are comprised of capital systems and related recurring aftermarket services, parts and consumables, along with long-term and short-term service contracts and emergency services. Our comprehensive capabilities range from discrete offerings to the provision of highly complex, fully integrated solutions. We are able to leverage our broad range of products and technologies to deliver a tailored solution that best addresses a specific customer's needs, including a growing portfolio of smart water technologies encompassed in our Water One platform. Key capital and related aftermarket service and product offerings include filtration, reverse osmosis, ion exchange and continuous deionization. As a result of our speed, capabilities and experience, we are a trusted partner to 25,000 industrial customers, including a substantial majority of Fortune 500 industrial companies. As water is a critical component in many industrial production processes, unavailability of proper water purity, specification or quality can lead to significant constraints, downtime and increased operating costs.

        The cost of an installation can range from a few thousand dollars to a few million dollars and often presents an ongoing service and aftermarket revenue opportunity that can reach or exceed the original project cost. The service and aftermarket sales component is supported by our broad application and process expertise and the largest integrated industrial service network in North America, based on management's estimate. Our network is comprised of certified technicians and the largest fleet of mobile reverse osmosis and deionization water treatment systems in North America based on management's estimate, and enables us to provide a complete range of services spanning from regular maintenance and emergency support to our unique Water One platform. Water One provides remote monitoring capabilities which enable us to optimize our routine service calls through predictive analytics and provide customers a more predictable, cost efficient water solution. We offer services which include water on demand, mobile solutions and smart water systems that leverage our extensive branch network, technical personnel and technology portfolio.

        We market our Industrial offerings through our direct sales force, which is organized by market vertical and is complemented by an inside sales force, field sales engineers and a growing e commerce platform.

        Municipal.    Our Municipal Segment leverages its proven application expertise to provide engineered solutions and equipment for the treatment of wastewater, purification of drinking water and odor and corrosion control for municipalities. Our portfolio of solutions includes ultrafiltration systems, advanced biological treatment, clarifiers, aerators, odor and corrosion control services, equipment for new municipal plant builds and retrofit, rehabilitation and aftermarket parts and services for our extensive installed base. We have provided solutions across a large municipal installed base with capacities ranging from 25,000 gallons per day to over 100 million gallons per day. Our operations are focused within the U.S. market, with a presence in the United Kingdom, Australia, Canada and Singapore.

        We maintain a comprehensive municipal representative network that broadly covers the United States, providing us with a differentiated ability to influence specifications and the basis of design for new treatment facilities. We also maintain relationships with engineering firms, operators and other key influencers through our direct technical sales force to drive adoption of our offerings.

        Products.    Our Products Segment sells differentiated technologies to a diverse set of water treatment system specifiers, integrators and end users globally. Our offerings are highlighted by our filtration and disinfection, electrodeionization and electrochlorination technologies, separation technologies and anodes offerings. Our filtration and disinfection offerings include our Defender line of products, which is a regenerative media filtration leader in the commercial aquatics market. Our IONPURE electrodeionization solutions allow customers to achieve ultrahigh purity water without the use of chemicals in the treatment process. Our electrochlorination products provide extensive water treatment solutions for the maritime, oil and gas and power markets. We also have extensive capabilities in anode technologies, cathodic protection, solid and liquid separation technologies and various aftermarket parts, consumables and accessories. All of our offerings are highly scalable and designed to meet current and future water treatment needs, with a focus on generating repeat business from our customers. We generally service the equipment we provide our customers: however, their failure to properly use, safeguard or maintain their equipment of product defects or unanticipated use of our products could result in liability to us.

        Our portfolio of technologies and products are sold either as discrete offerings or as components of broader Evoqua solutions through our Industrial and Municipal Segments. Our Products Segment also sells externally to a customer base comprised of globally located OEMs, integrators, regional distributors, customers, regional engineering firms and various other end users that we reach through multiple established sales and aftermarket channels.

Our Industry

        We estimate the global water and wastewater market to represent more than $600 billion in total revenue and include both capital and operating expenditures for the treatment and transportation of water by industrial, municipal, commercial and residential end users. Within the global water and wastewater market, we estimate our addressable market, comprised of equipment, consumables, aftermarket parts and operations-related and maintenance-related services for the treatment of water for industrial, commercial and municipal end users, to represent over $85 billion in total revenue.

        Our addressable market is further refined to include our served market, which is currently focused on the North American region, and totals approximately $10 billion in total revenue according to Amane Advisors. As compared to our larger addressable market, our served market excludes sectors that would require meaningful growth investment on our part to capture new customers or market opportunities.

        While a decline in general global economic and business conditions may adversely affect demand for our products, services and solutions, we believe the global water market will continue to experience growth, supported by a variety of anticipated secular trends that will drive the demand for water across a multitude of industrial, commercial and municipal applications. These secular trends include global population growth, urbanization, industrialization and overall economic growth. In addition, the supply of clean water could be adversely impacted by factors including an aging water infrastructure within North America and increased levels of water stress from seasonal rainfall, inadequate water storage options or treatment technologies. More specific to our business, water is a critical component and byproduct of many processes, including in manufacturing and product development. As such, as global consumption patterns evolve and water shortages persist, demand for equipment and services will continue to increase. We estimate the global water market is expected to grow in total revenue by approximately 3% annually from 2017 to 2020, although such growth may not be concentrated in the markets that we serve or may be otherwise affected by global or regional economic conditions.

        We hold leading positions in our market verticals that have been cultivated by our suite of differentiated solutions and our comprehensive service network, which had over four times as many locations as our closest competitor at September 30, 2017. Despite our leading positions in the individual market verticals where we participate, our market share did not exceed 25% in any single market vertical in which we participated during fiscal 2017.

        We serve three primary market verticals: (i) industrial, (ii) commercial and (iii) municipal. Industrial and commercial customers vary in size, scope and the complexity of their water treatment needs and include small manufacturing clients with a single facility, large commercial waterparks and multinational corporations with a significant global footprint. The municipal market consists of potable water and wastewater treatment solutions that are sold to municipalities and private companies operating under a concession agreement to own and operate treatment facilities on behalf of municipalities. We serve each market with a full range of solutions, services, technologies and aftermarket offerings.

Initial Public Offering

        On November 6, 2017, we completed our initial public offering of 27,777,777 shares of common stock at a price of $18.00 per share, of which 8,333,333 shares were sold by us and 19,444,444 shares were sold by the selling stockholders, and on November 7, 2017, the selling stockholders sold an additional 4,166,666 shares of common stock as a result of the exercise in full by the underwriters of an option to purchase additional shares. Our common stock began trading on the New York Stock Exchange (the "NYSE") on November 2, 2017 under the ticker symbol "AQUA." After underwriting discounts and commissions but before expenses, we received net proceeds from our initial public offering of approximately $141.0 million. We used a portion of these proceeds to repay $104.9 million of indebtedness (including accrued and unpaid interest) under our senior secured first lien term loan facility and the remainder for general corporate purposes. We did not receive any proceeds from the sale of shares by the selling stockholders.

Our Growth Strategy

        The key elements of our strategy include:

        Grow and further penetrate our existing customer base.    We believe our strong brands, leading position in highly fragmented markets, scalable and global offerings, leading installed base and unique ability to provide complete treatment solutions will enable us to capture a larger share of our existing customers' water treatment spend while expanding with existing and new customers into adjacent end-markets and underpenetrated regions, including by investing in our sales force and cross-selling to existing customers. Our growth initiatives include both expanding our presence in our core North American market as well as replicating our leading position and strategies into underpenetrated global regions. For example, through innovative technologies such as IONPURE continuous electrodeionization and Defender aquatic regenerative media filtration systems, we have expanded our positions in markets such as Asia and the Middle East.

        Through direct sales efforts, outreach and education, we plan to continue to enhance our relationships and enable further adoption of our products, technologies and solutions by end customers and key influencers, including municipal representatives, engineering firms, designers and other system specifiers. Our performance depends, in part, on our ability to attract, incentivize and retain third party sales representatives that will be able to market and support our products effectively, and competing for sales personnel with established customer relationships intense.

        Continued transition of our customers to a higher value-add service-based business model.    Our goal is to provide "worry-free water" by combining our products and technologies with extensive service and distribution capabilities. We selectively target high value projects with opportunities for recurring business through service, parts and other aftermarket opportunities over the lifecycle of the process or capital equipment. In particular, we have developed a pipeline of smart, internet-connected monitoring technologies through the deployment of our Water One smart water platform that provides us with an increasing ability to handle our customers' complete water needs through on-demand water management, predictive maintenance and service response planning. Water One also enables us to transition our customers to more accurate pricing models based on usage, which otherwise would not have been possible without technological advancement. Our future growth depends, in part, on our ability to develop or acquire new products, services and solutions, identify emerging technological trends in our target end markets and maintain the integrity of our information technology systems.

        Drive margin expansion and cash flow improvements through continued focus on operational excellence and execution.    Since fiscal 2014, we have realigned our organizational structure, achieved significant cost savings through operational efficiencies and revitalized our culture, which has energized our workforce and reduced employee turnover. This organizational realignment transformed our business into a streamlined organization focused on improved accountability, responsiveness and resulted in an overall lower cost structure. We have identified and are pursuing a number of discrete initiatives which, if successful, we expect could result in additional cost savings over the next three years. These initiatives include our ePro and supply chain improvement program to consolidate and manage global spending, our improved logistics and transportation management program, further optimizing our engineering cost structure, capturing benefits of our Water One remote system monitoring and data analytics offerings. Furthermore, as a result of significant investments we have made in our footprint and facilities, we believe have capacity to support our planned growth without commensurate increases in fixed costs.

        Commercialize and drive adoption of nascent and newly acquired technologies by leveraging our sales channels and application expertise.    We offer a full range of services, systems and technologies that we continually develop to meet our customers' evolving water lifecycle needs. We develop our technologies through in-house research, development and engineering and targeted tuck-in, technology-enhancing and geography-expanding acquisitions and have a reservoir of recently launched technologies and a pipeline of new offerings designed to provide customers with innovative, value-enhancing solutions. Furthermore, we have successfully completed eight technology-enhancing and geography-expanding acquisitions since April 2016 to add new capabilities and cross-selling opportunities in areas such as electrochemical and electrochlorination cells, regenerative media filtration, anodes, UV disinfection and aerobic and anaerobic biological treatment technologies. We must continue to develop and acquire new products, services and solutions to successfully compete in our markets.

        We believe a key differentiator for our technology development program is our strong record of incorporating new technologies into the comprehensive solutions we provide to our customers across our platform. We are able to rapidly scale new technologies using our leading direct and third-party sales channels and our relationships with key influencers, including municipal representatives, engineering firms, designers and other system specifiers. Through our service network, we have a direct view of our customers' water needs which allows us to focus on developing and acquiring the most relevant and sought-after solutions.

        We believe our continued investment in driving penetration of our recently launched technologies, robust pipeline of new capabilities and best-in-class channels to market will allow us to continue to address our customer needs across the water lifecycle.

        Continue to evaluate and pursue accretive tuck-in acquisitions to add new technologies, attractive geographic regions and end-markets.    As a complement to our organic growth initiatives, we view tuck-in acquisitions as a key element of our overall growth strategy which will enable us to accelerate our growth in our current addressable market, new geographies and new end market verticals. Our existing customer relationships, channels to market and ability to rapidly commercialize technologies provide a strong platform to drive growth in the businesses we acquire. To capitalize on these opportunities we have built an experienced team dedicated to mergers and acquisitions that has successfully completed eight technology-enhancing and geography-expanding acquisitions since April 2016, including the addition of capabilities in the attractive aquatics market, which we have typically financed through borrowings under our revolving credit facility and cash on hand. Although we may not continue to identify suitable acquisition targets and implement our growth strategy, we currently have a pipeline which includes more than 60 potential targets, which has been developed proactively by our team as well as informed by our customer base.

Our Industrial Segment

        Our Industrial Segment provides application-specific solutions and full lifecycle services for critical water applications. We focus on treating industrial process water, utility water and wastewater. Industrial process water requires specific purity standards, which are used in making goods in industries such as microelectronics, pharmaceuticals and health sciences and food and beverage, including ingredient water. Industrial utility water is used for critical industrial applications, including as boiler feed and cooling water. Industrial wastewater is effluent water discharged from plants or facilities which is treated before it is returned to the environment or recycled or reused within the water cycle. Our operations across the water cycle are complex and, if conducted improperly, may result in potential costs and liabilities, including as a result of environmental damage. Our comprehensive solutions are comprised of capital systems and related recurring aftermarket services, parts and consumables, along with long-term and short-term service contracts and emergency services. Our comprehensive capabilities range from discrete offerings to the provision of highly complex, fully integrated solutions. We are able to leverage our broad range of products and technologies to deliver a tailored solution that best addresses a specific customer's needs, including a growing portfolio of smart water technologies encompassed in our Water One platform. Key capital and related aftermarket service and product offerings include filtration, reverse osmosis, ion exchange and continuous deionization. As a result of our speed, capabilities and experience, we are a trusted partner to 25,000 industrial customers, including a substantial majority of Fortune 500 industrial companies. As water is a critical component in many industrial production processes, unavailability of proper water purity, specification or quality can lead to significant constraints, downtime and increased operating costs.

        The cost of an installation can range from a few thousand dollars to a few million dollars and typically provides an ongoing service and aftermarket revenue opportunity that itself reaches or exceeds the original project cost. The service and aftermarket sales component is supported by our broad application and process expertise and what we believe to be the largest integrated industrial service network in North America. Our network is comprised of certified technicians and the largest fleet of mobile reverse osmosis and deionization water treatment systems in North America, based on management's estimate, and enables us to provide a complete range of services spanning from regular maintenance and emergency support to our unique Water One platform. Water One provides remote monitoring capabilities which enable us to optimize our routine service calls through predictive analytics and provide customers a more predictable, cost-efficient water solution. We offer services which include water on-demand, mobile solutions and smart water systems that leverage our extensive branch network, technical personnel and technology portfolio.

        We partner with our industrial customers through our direct sales and service team, which is organized geographically and by market vertical and is complemented by an inside sales force, field sales engineers and a growing e-commerce platform. We primarily target three broad categories of customers in our Industrial Segment, principally based on their end markets and primary applications: Light Industries, Heavy Industries and Environmental Solutions.

  Light Industries

        Our light industries offerings include our usage-based, Water One deionized water service, preventative maintenance service contracts, integrated process and wastewater systems and aftermarket consumables and spare parts. We generally provide light industries services to general manufacturing, light industrial, pharmaceutical, food and beverage, microelectronics and health sciences customers.

  Heavy Industries

        Our heavy industries offerings include mobile, rapidly deployable services based on short-term operating contracts, "build-own-operate" outsourcing services and accompanying technological support, integrated process and wastewater systems and aftermarket consumables and spare parts. We generally provide heavy industries services to power generation, chemical processing, hydrocarbon processing and mining and pulp and paper customers.

  Environmental Solutions

        Our environmental solutions offerings include activated carbon, wastewater ion exchange and groundwater remediation solutions. We generally provide environmental solutions to hydrocarbon processing, chemical processing, food and beverage and municipal water customers.

Our Municipal Segment

        Our Municipal Segment leverages its proven application expertise to provide engineered solutions and equipment for the treatment of wastewater, purification of drinking water and odor and corrosion control for municipalities. Our portfolio of solutions includes ultrafiltration systems, advanced biological treatment, clarifiers, aerators, odor and corrosion control services, equipment for new municipal plant builds and retrofit, rehabilitation and aftermarket parts and services for our extensive installed base. We have provided solutions across a large municipal installed base with capacities ranging from 25,000 gallons per day to over 100 million gallons per day. Our operations are focused within the U.S. market, with a presence in the United Kingdom, Australia, Canada and Singapore.

        We maintain a comprehensive municipal representative network that broadly covers the U.S., providing us with a differentiated ability to influence specifications and the basis of design for new treatment facilities. We also maintain relationships with engineering firms, operators and other key influencers through our direct technical sales force to drive adoption of our offerings. We primarily target three broad categories of customers in our Municipal Segment, principally based on their end markets and primary application: Wastewater Treatment, Municipal Services and MEMCOR.

  Wastewater Treatment

        Our wastewater treatment offerings include advanced biological treatment, clarification, filtration, nutrient removal, odor and corrosion control, biosolid and field-erected biological wastewater treatment plant solutions. We generally provide wastewater treatment solutions to both municipal and industrial wastewater treatment facilities. We provide aftermarket and retrofit solutions to our extensive installed base.

  Municipal Services

        Our municipal service offerings include odor and corrosion control and disinfection capabilities, including advanced remote-monitoring and automated control solutions and multi-product liquid and vapor phase product combinations for wastewater collection. We also provide municipal service solutions for drinking water treatment and distribution.

  MEMCOR

        Our MEMCOR membrane technology offerings include CPII membrane systems, membrane bioreactor systems and XP and XP-E technologies. These include custom solutions built from standard components, modular designs for flexibility and fast installation and membrane modules for aftermarket replacement. We generally provide MEMCOR solutions to municipal drinking water treatment facilities, municipal and industrial wastewater treatment facilities and industrial utility and process water facilities.

Our Products Segment

        Our Products Segment sells differentiated technologies to a diverse set of water treatment system specifiers, integrators and end users globally. Our offerings are highlighted by our filtration and disinfection, electrodeionization and electrochlorination technologies, separation technologies and anodes offerings. Our filtration and disinfection offerings include our Defender line of products, which is a regenerative media filtration leader in the commercial aquatics market. Our IONPURE electrodeionization solutions allow customers to achieve ultrahigh purity water without the use of chemicals in the treatment process. Our electrochlorination products provide extensive water treatment solutions for the maritime, oil and gas and power markets. We also have extensive capabilities in anode technologies, cathodic protection, solid and liquid separation technologies and various aftermarket parts, consumables and accessories. All of our offerings are highly scalable and designed to meet current and future water treatment needs, with a focus on generating repeat business from our customers. We generally service the equipment we provide our customers; however, their failure to properly use, safeguard or maintain their equipment or product defects or unanticipated use of our products could result in liability to us.

        Our portfolio of technologies and products are sold either as discrete offerings or as components of broader solutions through our Industrial and Municipal Segments. Our Products Segment also sells externally to a customer base comprised of globally located OEMs, integrators, regional distributors, customers, regional engineering firms and various other end users that we reach through multiple established sales and aftermarket channels. We target customers in our Products Segment principally based on their end markets and primary application: Aquatics and Disinfection, Process and Drinking Water, Electrochlorination, Separation Technology and Anodes.

  Aquatics and Disinfection

        Our aquatics and disinfection products include a wide range of filtration (regenerative media filters, high rate sand filters, microsand filters and screen filters), chlorination and UV disinfection systems, analyzers, controllers and related accessories. We sell to commercial aquatics, municipal drinking water, industrial and light manufacturing and commercial customers worldwide. Primary applications include filtration and disinfection of municipal and recreational pools and leisure facilities, fountains and water features and recreational water and waterparks, gas chlorination, UV and on-site chlorination and disinfection and water chemistry measurement and control for municipal drinking water, as well as pre-treatment and purification systems where ultrapure water polishing is required.

  Process and Drinking Water

        Our process and drinking water products include chemical-free ultrafiltration, microelectronic processing technologies and desalination solutions. We generally provide these products to municipal, power, microelectronic processing, solar, hydrocarbon and chemical processing and pharmaceutical customers. Primary applications include high purity process water for use in pharmaceutical, laboratory and microelectronic processing plants and the removal of dissolved salts from seawater, brackish water and municipal wastewater.

  Electrochlorination

        Our electrochlorination products are used with seawater for on-site sodium hypochlorite generating systems for maritime, oil and gas, power, military and ballast water customers. Our maritime growth prevention systems are used on military and commercial ships and in offshore oil and gas applications, and our ballast water management systems enable ships' owners and operators in all global waters to safely comply with stringent U.S. Coast Guard and future International Maritime Organization regulations.

  Separation Technology

        Our products separate solids from liquids in a variety of slurries, for either disposal or reuse. We generally provide separation technology products and solutions to power, mining, microelectronics, solar, heavy and light industrial and municipal customers, for applications including the separation of solids from liquids in mining companies' tailings ponds and the separation and recovery of minerals from slurry for further processing within mineral companies' manufacturing processes.

  Anodes

        We produce custom-designed, state-of-the-art mixed-metal oxide anodes, provide recoating and repair services to our external customers and supply the anodes used across our own internal processing capabilities. We provide anode products and solutions to mining, chemical processing, light industrial and microelectronics customers for primary applications including biotechnology, water treatment, cathodic protection, seawater electrolysis, metal finishing and electroplating and swimming pool chlorination.

Customers

        We serve three primary market verticals: (i) industrial, (ii) commercial and (iii) municipal. Industrial and commercial customers vary in size, scope and the complexity of their water treatment needs and include small manufacturing clients with a single facility, large commercial waterparks and multinational corporations with a significant global footprint. The municipal market consists of potable water and wastewater treatment solutions that are sold to municipalities and private companies operating under a concession agreement to own and operate a treatment facility on behalf of a municipality. We serve each market with a full range of solutions, services, technologies and aftermarket offerings.

        The industrial market is comprised of direct end market distribution channels. The commercial market includes a variety of routes to market including direct and third party channel relationships. The municipal market is comprised of a wide range of drinking and wastewater treatment facilities.

        As of September 30, 2017, we had over 38,000 customers spanning a diverse range of industries and include the twenty largest U.S. companies in each of the pharmaceutical, hydrocarbon processing, power, chemical and food and beverage industries as well as U.S. wastewater sites and global drinking water treatment sites. We also have customers in the health science, microelectronics, drinking water, wastewater, general manufacturing, commercial aquatics, maritime and other industries. We provide products, services and solutions to federal, state and local government customers both directly and indirectly as a supplier to general contractors. During fiscal 2017, no single customer accounted for more than 1% of our revenues, and our top ten customers accounted for approximately 7% of our revenues.

        We provide products, services and solutions to federal, state and local government customers both directly and indirectly as a supplier to general contractors. Many of our government contracts contain a termination for convenience clause, regardless of whether we are the prime contractor or a subcontractor. Upon a termination for convenience, we are generally able to recover the purchase price for delivered items and reimbursement of allowable work in process costs. See Item 1A, "Risk Factors." In the industrial market we served over 25,000 customers as of September 30, 2017, including a substantial majority of the industrial companies within the Fortune 500. In the municipal market, we had equipment installed in over 40% of the U.S. municipal wastewater sites as of September 30, 2017.

Suppliers

        We maintain a cost-effective, diversified procurement program through strong relationships with strategic suppliers across key inputs. We have implemented ePro, our supply chain excellence initiative that centralizes and standardizes purchasing across the organization. The top materials in our supply chain include metal, calcium nitrate, membranes and ion exchange resin. Further, we seek to insource certain products that align with our existing core competencies, including our manufacturing capabilities, and further enable us to provide our customers with a complete lifecycle solution. We seek sources of supply from multiple suppliers and often from multiple geographies, and we believe that our supply chain is well positioned to remain stable and cost-effective.

Seasonality

        While we do not believe it to be significant, our business does exhibit seasonality resulting from our customers' increasing demand for our products and services during the spring and summer months as compared to the fall and winter months. For example, our Municipal Segment experiences increased demand for our odor control product lines and services in the warmer months which, together with other factors, typically results in improved performance in the second half of our fiscal year. Inclement weather, such as hurricanes, droughts and floods, can also drive increased demand for our products and services. As a result, our results from operations may vary from period to period.

Sales and Marketing

        Our sales organization is positioned across our segments to drive top-line growth and increase market share for our Company. Our network includes third-party representatives, internal general managers, sales directors, sales engineers, third-party distributors and other personnel who support our day-to-day sales and marketing operations.

  Industrial Segment

        We market our offerings through our direct sales and service team, which is organized geographically and by end market and is complemented by an inside sales force, field sales engineers and a growing e-commerce platform. Our Industrial Segment sales organization focuses on direct sales with a market-vertical focus across geographic, strategic and e-commerce channels to market. As of September 30, 2017, our Industrial Segment services network consisted of 80 industrial service branches across North America, with 624 field service and 149 engineering employees, and over 90% of our customers are within two hours' travel of one of our branches.

  Municipal Segment

        We maintain a comprehensive municipal representative network in the United States, providing us with a unique ability to influence specifications and the basis of design for new treatment facilities. We also maintain relationships with engineering firms, operators and other key influencers through our direct technical sales force to drive adoption of our offerings. As of September 30, 2017, our Municipal Segment sales organization consisted of a network of 56 independent manufacturing representative companies, supported by our approximately 119 field service technicians and approximately 137 sales personnel, organized across wastewater treatment, municipal services and MEMCOR structures.

  Products Segment

        Our Products Segment customer base includes water treatment designers, OEMs, engineering firms, integrators and our own Industrial and Municipal Segments. Our Products Segment sales organization consists of five direct and indirect sales and aftermarket channels: (i) our direct and third-party aquatics and disinfection sales representatives target commercial aquatics, municipal and industrial water treatment in Americas, Europe, Middle East and Africa and Asia Pacific geographies, (ii) our process and drinking water sales channels work with non-exclusive OEMs and with our Industrial Segment to build small, "skidded" solutions for global industrial customers, to get our modular solutions specified into larger units and projects, (iii) our electrochlorination sales managers typically work with representatives of ship builders, shipyards, ship owners, service providers and manufacturers to have our products, services and solutions specified into commercial and military ships and offshore oil and gas rigs, (iv) our separation technology channel managers and sales representatives work with a large network of third-party manufacturers' representatives that are exclusive to specific territories or industries and leverage direct sales in industries not covered by third-party representatives and (v) our direct sales force sell our anodes into Americas, Europe and China geographies, and opportunistically cross-sell electrocatalytic products to our anode customers. As of September 30, 2017, we had active relationships with more than 200 OEM partnerships and managed over 300 channel partners.

Research, Development and Engineering

        We utilize a disciplined, stage-gate process—consisting of development, field test, commercialization, supply chain and sourcing decisions—to identify and develop new technologies to commercialize, focus our efforts on and engage early with supply-chain management to promote profitability. We focus on tuck-in acquisitions as additional resources for new product innovation and development.

        Our global research, development and engineering footprint includes six facilities located in the United States, the Netherlands, Germany, Singapore and Australia, staffed with managers, scientists, researchers, engineers and technicians, along with partnerships spanning leading universities research centers and other outside agencies. We spent approximately $20.0 million in fiscal 2017 on research, development and engineering, primarily related to employee costs.

Information Technology

        Our information technology systems consist of enterprise management, e-commerce, customer relationship and field service management, customer quoting and billing, environmental compliance, business and operational support, procurement and sales force management systems. We utilize an e-commerce platform that makes our products available to customers at all times, and we provide our e-commerce customers with both general and customer-specific portals, which provide customized pricing for strategic customer accounts. Further, in connection with our ePro initiative, we have adopted SAP Ariba to assist in automating and centralizing our procurement process. We update and build our information technology infrastructure through further investments focused on cost efficiencies, reliability, functionality and scalability.

Intellectual Property

        Our intellectual property and proprietary rights are important to our business. We currently have over 1,250 granted or pending patents. We undertake to strategically and proactively develop our intellectual property portfolio by pursuing patent protection, obtaining copyrights and registering our trademarks in the United States and in foreign countries. We currently rely primarily on patent, trademark, copyright and trade secret laws, and control access to our intellectual property through license agreements, confidentiality procedures, non-disclosure agreements with third parties, employment agreements and other contractual rights, to protect our intellectual property rights.

Competition

        Our industry is highly fragmented, and includes a number of regional and niche-offering focused competitors. Competition is largely based on product performance, reliability and innovativeness of products, services and solutions, application expertise and process knowledge, brand reputation, energy and water efficiency, product compliance with regulatory and environmental requirements, product lifecycle cost, scalability, timeliness of delivery, proximity of service centers to our customers, effectiveness of our distribution channels and price. Within each of our segments and the various businesses that comprise them, we compete with a fragmented range of companies, but do not have any individually key competitors.

Backlog

        Backlog represents the total amount of revenue we expect to receive as a result of contracts and orders awarded to us. However, because many of our contracts and orders are subject to reduction, cancellation or termination at the option of our customer, backlog is not an indication of our future performance. In 2017 we implemented a new methodology to record service orders to improve visibility of backlog and revenues associated with service contracts. Under this new methodology a service contract is recorded as an order when both parties have agreed to the terms and conditions, including contract value and length. The value assigned to the order is based on the fixed portion of the contract for the entire contract term. Utilizing our new methodology, as of September 30, 2017, our backlog was approximately $636.3 million.

Employees

        As of September 30, 2017, we had 3,958 employees. Of these employees 59% were full-time salaried level staff and the remaining employees consisted of a mix of full-time and part-time hourly workers. Approximately 74% of our employees work in our U.S. operations and approximately 26% work in foreign operations. None of our facilities in the United States or Canada are covered by collective bargaining agreements. As is common in Germany and the Netherlands, our employee populations there are represented by works councils. We are not involved in any material disputes with our employees and believe that relations with our employees and, to the extent applicable, with our organized labor unions, are good.

Insurance

        We maintain insurance policies to cover directors' and officers' liability, fiduciary, crime, special accident, property, business interruption, cargo, workers' compensation, automobile, general liability, environmental, umbrella and excess liability insurance.

        All of our insurance policies are with third-party carriers and syndicates with financial ratings of an A or better. We and our global insurance broker regularly review our insurance policies and believe the premiums, deductibles, coverage limits and scope of coverage under such policies are reasonable and appropriate for our business. The continued availability of appropriate insurance policies on commercially reasonable terms is important to our ability to operate our business and to maintain our reputation. See Item 1A, "Risk Factors."

Government Regulation

        We are subject to extensive and varied laws and regulations in the jurisdictions in which we operate, including those relating to anti-corruption and trade, data security and privacy, employment, workplace safety, public health and safety, product safety, intellectual property, transportation, zoning and fire codes. We operate our business in accordance with standards and procedures designed to comply with applicable laws and regulations.

        In particular, our international operations subject us to laws and regulations related to anti corruption and trade, including those related to export and import compliance, anti-trust and money laundering. Our policies mandate compliance with these laws and regulations, and we have established policies and procedures designed to assist us and our personnel in compliance with applicable United States and international laws and regulations. However, any violation of such laws, regulations or policies could result in substantial fines, sanctions, civil and/or criminal penalties, imprisonment, disgorgement of profits, debarment from government contracts and curtailment of operations in certain jurisdictions, and might materially adversely affect our business, financial condition, results of operations or prospects. See Item 1A, "Risk Factors—Failure to comply with applicable anti-corruption and trade laws, regulations and policies, including the U.S. Foreign Corrupt Practices Act, could result in fines and criminal penalties, causing a material adverse effect on our business, financial condition, results of operations or prospects."

        In certain countries where we operate, our employees are represented by a works council, as required by local law. In such countries, we are required to consult and seek the consent or advice of these works councils in connection with certain corporate decisions, such as a major restructuring, a change of control or changes to local management. Certain other decisions that directly involve employment matters applicable either to all employees or certain groups of employees may also require works council approval. Further, certain of our international operations offer employees defined benefit plans in compliance with applicable local legal provisions requiring payments of, among other things, mandatory pension payments or allocations for severance pay. None of our U.S. employees are represented by unions or works councils, and our U.S. operations do not maintain defined-benefit plans.

        In addition, there are numerous U.S. federal, state and local laws and regulations and foreign laws and regulations regarding data security, privacy and the collection, sharing, use, processing, disclosure and protection of personal information and other user data, the scope of which is changing, subject to differing interpretations, and may be inconsistent among different jurisdictions. If our efforts to protect the security of information about our customers, suppliers and employees are unsuccessful, a significant data security breach may result in costly government enforcement actions, private litigation and negative publicity resulting in reputation or brand damage with customers, and our business, financial condition, results of operations or prospects could suffer. See Item 1A, "Risk Factors—If we experience a significant data security breach or fail to detect and appropriately respond to a significant data security breach, our business and reputation could suffer." Further, governments are continuing to focus on privacy and data security and it is possible that new privacy or data security laws will be passed or existing laws will be amended in a way that is material to our business.

Environmental Matters

        The geographic breadth of our facilities and the nature of our operations subject us to extensive environmental, health and safety laws and regulations in jurisdictions throughout the world. Such laws and regulations relate to, among other things, emissions to air, the treatment and discharge of drinking water and wastewater, the discharge of hazardous materials into the environment, the handling, storage, use, transport, treatment and disposal of hazardous materials and solid, hazardous and other wastes, product safety and workplace health and safety. These laws and regulations impose a variety of requirements and restrictions on our operations and the products we distribute. The failure by us to comply with these laws and regulations could result in fines, penalties, enforcement actions, third-party claims, damage to property or natural resources and personal injury claims, requirements to investigate or cleanup property or to pay for the costs of investigation or cleanup or regulatory or judicial orders requiring corrective measures, including the installation of pollution control equipment, remedial actions or the pulling of products from the market, and could negatively impact our reputation with customers. We are not aware of any pending environmental compliance or remediation matters that, in the opinion of management, are reasonably likely to have a material effect on our business, financial condition, results of operations or prospects. However, environmental, health and safety laws and regulations applicable to our business, the products we distribute, the services we provide and the business of our customers, and the interpretation or enforcement of these laws and regulations, are constantly evolving and it is impossible to predict accurately the effect that changes in these laws and regulations, or their interpretation or enforcement, may have upon our business, financial condition, results of operations or prospects. Should environmental, health and safety laws and regulations, or their interpretation or enforcement, become more stringent, our costs could increase and significant capital expenditures or operational restrictions could be required, which may have an adverse effect on our business, financial condition, results of operations or prospects. However, such increased stringency could also increase demand for our products, services and solutions, which assist various industries and municipalities in meeting environmental and safety requirements for the treatment and discharge of drinking water and wastewater. In addition, increased public awareness of the presence and human health impacts of man-made chemicals and naturally occurring contaminants in drinking water may increase demand for our municipal service offerings. Correspondingly, if stringent laws or regulations are delayed or are not enacted, or repealed or amended to be less stringent, or enacted with prolonged phase-in periods, or not enforced, then demand for our products and services may also be reduced.

        The nature of our operations, which involve the handling, storage, use, transport, treatment and disposal of hazardous materials and solid, hazardous and other wastes, exposes us to the risk of liability and claims associated with contamination at our current and former facilities or sites where we have disposed of or arranged for the disposal of waste, or with the impact of our products and services on human health and safety and the environment. Laws and regulations with respect to the investigation and remediation of contaminated sites can impose joint and several liability for releases or threatened releases of hazardous materials upon statutorily defined parties, including us, regardless of fault or the lawfulness of the original activity or disposal. We have been subject to claims and remediation obligations, including having been named as a potentially responsible party, in certain proceedings initiated pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, and similar state and foreign laws, regulations and statutes, and may be named a potentially responsible party in other similar proceedings in the future. Unforeseen expenditures or liabilities may arise in connection with such matters.

Available Information

        We are subject to the informational requirements of the Exchange Act, and in accordance therewith, we file reports, proxy and information statements and other information with the SEC. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available through the "Investors" section of our website at www.evoqua.com. Reports are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the U.S. Securities and Exchange Commission (the "SEC"). The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

        In addition to our website, you may read and copy public reports we file with or furnish to the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

Item 1A.    Risk Factors

        The following risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. Our business, financial condition, results of operations or prospects could be materially and adversely affected by a number of factors, whether currently known or unknown, including but not limited to those described below. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations or prospects.

Risks Relating to Our Business

General global economic and business conditions may materially adversely affect demand for our products, services and solutions.

        We compete in various end markets and geographic regions around the world. Among these, the most significant are global industrial markets and municipal markets. In fiscal 2017, 86% and 14% of our revenue was from customers located in the United States and Canada and in other markets, respectively. We have experienced, and expect to continue to experience, fluctuations in revenues and operating results due to economic and business cycles. Important factors for our businesses and the businesses of our customers, both in the United States and abroad, include local and global macroeconomic conditions, the overall strength of and our customers' confidence in the economy, industrial and governmental capital spending, governmental fiscal and trading policies, global environmental and regulatory policies, the strength of the residential and commercial real estate markets, unemployment rates, consumer spending, availability of financing, interest rates, tax rates and changes in tax laws, political conditions and energy and commodity prices. The businesses of many of our industrial customers are, to varying degrees, cyclical, and have experienced periodic downturns. While we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, any of the above factors, individually or in the aggregate, or a significant or sustained downturn in a specific end market or geographic region, could materially reduce demand for our products, services and solutions.

        Levels of municipal spending may particularly impact our business, financial condition, results of operations or prospects. Reduced tax revenue in certain regions, or inability to access traditional sources of credit, may limit spending and new development by municipalities or local governmental agencies, which in turn may materially adversely affect the demand for our solutions and reduce our revenue.

Failure to compete successfully in our markets could materially adversely affect our business, financial condition, results of operations or prospects.

        We offer our products, services and solutions in highly competitive markets. We believe the principal points of competition in our markets are product performance, reliability and innovation of our solutions, application expertise and process knowledge, brand reputation, energy and water efficiency, product compliance with environmental and regulatory requirements, product lifecycle cost, scalability, timeliness of delivery, proximity of service centers to our customers, effectiveness of our distribution channels and price. Maintaining and improving our competitive position will require successful management of these factors, including continued investment by us in research and development, engineering, marketing, customer service and support and our distribution networks. Our future growth rate depends upon our ability to compete successfully, which is impacted by a number of factors, including our ability to (i) identify emerging technological trends in our target end markets, (ii) develop and maintain a wide range of competitive and appropriately priced products, services and solutions and defend our market share against an ever-expanding number of competitors including many new and non-traditional competitors, (iii) enhance our products by adding innovative and, where applicable, patented features that differentiate our products from those of our competitors and prevent commoditization of our products, (iv) develop, manufacture, bring to market and drive commercial acceptance of compelling new products quickly and cost-effectively, (v) ensure that our products, services and solutions remain cost-competitive and (vi) attract, develop and retain individuals with the requisite technical expertise and understanding of customers' needs to develop and sell new technologies and products.

        We operate in markets that are characterized by customer demand that is often broad in scope but localized in delivery. We compete with companies that may be better positioned to capitalize on highly localized relationships and knowledge that are difficult for us to replicate. Our potential customers may prefer local suppliers, in some cases because of existing relationships and in other cases because of local legal restrictions or incentives that favor local businesses. Smaller regional suppliers may also have lower cost structures. As a result, efforts to expand or support our service network may not improve our ability to penetrate new local markets or expand our footprint in existing markets.

        Further, many of our customers actively monitor and review our company-wide safety record, and apply rigorous safety standards to us and our competitors. Although we take precautions to prevent workplace accidents and mechanical failures, such incidents are difficult to predict and may be outside of our control. If we are unable to meet our customers' stringent workplace safety standards, or if our customers perceive us to have a poor safety record, it could materially impact our ability to retain their business or attract new business.

        We may not be successful in maintaining our competitive position for a number of reasons. We may fail to identify optimal vertical or geographic markets, focus our attention in suboptimal vertical or geographic markets or fail to execute an appropriate business model in certain vertical or geographic markets. Our competitors may develop disruptive technologies or products that are superior to our products, develop more efficient or effective methods of providing products and services or adapt more quickly than we do to new technologies or evolving customer requirements. The failure of our technologies or products to gain market acceptance due to more attractive offerings by our competitors could significantly reduce our revenues and materially adversely affect our competitive standing or prospects. Pricing pressures also could cause us to adjust the prices of certain products to stay competitive, which could materially adversely affect our margins and overall financial performance. Failure to continue competing successfully or to win business with our existing customers could materially adversely affect our business, financial condition, results of operations or prospects.

Our future growth is dependent upon our ability to continue to develop or acquire new products, services and solutions and adapt our businesses to meet the demands of our customers, comply with changes to government regulations and achieve market acceptance with acceptable margins.

        Our future success depends upon a number of factors, including our ability to adapt our products, services and solutions to fit localities throughout our end markets, particularly in high growth emerging markets, such as China; identify emerging technological and other trends in our target end markets; and develop or acquire competitive products and services and bring them to market quickly and cost-effectively. If we are unable to continue to differentiate our products, services and solutions, or if we are forced to cut prices to remain competitive, our business, financial condition, results of operations or prospects could be materially and adversely affected.

        We are also impacted by changing technology, competitively imposed process and safety standards and regulatory requirements, particularly under environmental regulations, each of which influences the demand for our products, services and solutions. Advances in technology and changes in industrial specifications or in legislative, regulatory and environmental requirements, including the availability of intellectual property protections in various jurisdictions, may render certain of our products, services and solutions obsolete.

        In addition, our industrial and municipal customers have made considerable fixed-cost investments in the installation of their water and wastewater treatment products and systems, and our municipal customers are often subject to stringent appropriation requirements and extensive procurement processes. The replacement of our customers' installed products and systems with the new technologies that we develop could entail significant costs to such customers. Further, many of our potential customers engage and rely on engineering firms to recommend and select products and systems for their facilities, and many of our products are sold to OEMs as components of larger systems. Our inability to persuade our customers or other parties to adopt the technologies we develop could have an adverse effect on our business, financial condition, results of operations or prospects.

Our growth strategy includes acquisitions, and we may not be able to identify suitable acquisition targets or otherwise successfully implement our growth strategy.

        Acquisitions have historically been a significant part of our growth strategy, and we expect to continue to grow through acquisitions in the future. We expect to continue evaluating potential strategic acquisitions of businesses, assets and product lines. We may not be able to identify suitable candidates, negotiate appropriate or favorable acquisition terms, obtain financing that may be needed to consummate such transactions or complete proposed acquisitions. There is significant competition for acquisition and expansion opportunities in our businesses.

        In addition, acquisitions involve numerous risks, including (i) incurring the time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in management's attention being diverted from the operation of our existing business; (ii) using inaccurate estimates and judgments to evaluate credit, operations, funding, liquidity, business, management and market risks with respect to the target institution or assets; (iii) litigation relating to an acquisition, particularly in the context of a publicly held acquisition target, that could require us to incur significant expenses, result in management's attention being diverted from the operation of our existing business or delay or enjoin the transaction; (iv) failing to properly identify an acquisition candidate's liabilities, potential liabilities or risks; and (v) not receiving required regulatory approvals or such approvals being delayed or restrictively conditional. In addition, in connection with any acquisitions, we must comply with various antitrust requirements. It is possible that perceived or actual violations of these requirements could give rise to regulatory enforcement action or result in us not receiving the necessary approvals to complete a desired acquisition.

        We routinely evaluate potential acquisition candidates and engage in discussions and negotiations regarding potential acquisitions; however, even if we execute a definitive agreement for an acquisition, there can be no assurance that we will consummate the transaction within the anticipated closing timeframe, or at all. Further, acquisitions typically involve the payment of a premium over book- and market-values and, therefore, some dilution of our tangible book value and earnings per common share may occur in connection with any future transaction.

We may have difficulty in operating or integrating any acquired businesses, assets or product lines profitably or in otherwise successfully implementing our growth strategy.

        The anticipated benefits from any potential acquisitions may not be achieved unless the operations of the acquired business assets or product lines are successfully integrated in an efficient, effective and timely manner. The integration of our acquisitions will require substantial attention from management and operating personnel to ensure that the acquisition does not disrupt any existing operations, or affect our customers' opinions and perceptions of our services, products or customer support.

        In addition, the integration of any acquisition includes numerous risks, including an acquired business not performing to our expectations, our not integrating it appropriately, failure to realize anticipated synergies and cost savings and difficulties, inefficiencies or cost overruns in integrating and assimilating the organizational cultures, operations, technologies, data, services and products of the acquired business with ours.

        The process of integrating acquired businesses, assets and product lines could cause the interruption of, or delays in, the operation of our existing business, which could have a material adverse effect on our business, financial condition, results of operations or prospects. Acquisitions also place a burden on our information, financial and operating systems and our employees and management. Our ability to manage our growth effectively and integrate the operations of acquired businesses, assets or product lines, will require us to continue to attract, train, motivate, manage and retain key employees and to expand our information technology, operational and financial systems. If we are unable to manage our growth effectively, we may spend time and resources on such acquisitions that do not ultimately increase our profitability or that cause loss of, or harm to, relationships with employees and customers.

Delays in enactment or repeals of environmental laws and regulations may make our products, services and solutions less economically beneficial to our customers, thereby affecting demand for our products, services and solutions.

        Our products, services and solutions assist various industries and municipalities in meeting stringent environmental and safety requirements enacted for the purpose of making water cleaner and safer. Our future growth is dependent on the impact and timing of potential new water laws and regulations, as well as potential changes to existing laws and regulations, including the potential impact of environmental policies of the new Presidential administration installed in the United States in January of 2017. If stricter laws or regulations are delayed or are not enacted, or repealed or amended to be less strict, or enacted with prolonged phase-in periods, or not enforced, demand for our products and services may be reduced. For example, in response to Presidential Executive Order 13777, calling on each federal agency to establish a regulatory reform task force and evaluate existing rules and recommend repeal, replacement or modification to reduce regulatory burdens, the U.S. Environmental Protection Agency (the "U.S. EPA") established a task force and initiated reviews in several program areas. The U.S. EPA's Office of Water conducted such a review, soliciting public comments in the spring of 2017, including hosting a public listening session, seeking proposals for Office of Water rules that could be repealed, replaced or modified to make them less burdensome. We are currently unable to predict whether changes to statutes and rules which occur will affect demand for our products and services. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations or prospects.

If we become subject to claims relating to handling, storage, release or disposal of hazardous materials, we could incur significant cost and time to comply.

        Our business activities, including our manufacturing processes and waste recycling and treatment processes, currently involve the use, treatment, storage, transfer, handling and/or disposal of hazardous materials, chemicals and wastes. These activities create a risk of significant environmental liabilities and reputational damage. Under applicable environmental laws and regulations, we could be strictly, jointly and severally liable for releases of regulated substances by us at our current or former properties or the properties of others or by other businesses that previously owned or used our current or former properties, including if such releases result in contamination of air, water or soil, or cause harm to individuals. We could also be liable or incur reputational damage if we merely generate hazardous materials or wastes, or arrange for their transportation, disposal or treatment, or we transport such materials, and they are subsequently released or cause harm, or if some other entity conducted such activities and by virtue of an acquisition, under applicable law we are a successor to that entity.

        Our business activities also create a risk of contamination or injury to our employees, customers or third parties, from the use, treatment, storage, transfer, handling and/or disposal of these materials, and these activities could result in accidental contamination or injury to the general public, as end-users of our industrial and municipal customers' products and services.

        In the event that our business activities result in environmental liabilities, such as those described above, we could incur significant costs or reputational damage in connection with the investigation and remediation of environmental contamination, and we could be liable for any resulting damages including natural resource damages. Such liabilities could exceed our available cash or any applicable insurance coverage we may have. Additionally, we are subject to, on an ongoing basis, federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations may become significant and could have a material adverse effect on our business, financial condition, results of operations or prospects.

        Further, we may incur costs to defend our position even if we are not liable for consequences arising out of a release of or exposure to a hazardous substance or waste, or other environmental damage. Our insurance policies may not be sufficient to cover the costs of such claims.

Failure to retain our existing senior management, skilled technical, engineering, sales and other key personnel or the inability to attract and retain new qualified personnel could materially adversely impact our ability to operate or grow our business.

        Our success depends to a significant extent on our ability to retain or attract a significant number of employees in senior management, skilled technical, engineering, sales and other key personnel. Since the Acquisition, we have focused on creating a high performance culture, in which our employees are highly enabled, empowered and accountable. Our inability to continue to develop and maintain our culture by empowering our senior management, other leaders and employees and promoting an entrepreneurial spirit, could result in our loss of key leaders and employees and have a material adverse effect on our business, financial condition, results of operations or prospects.

        Effective succession planning is also important to our long-term success, as a failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. We have implemented a voluntary separation program intended to mitigate the risks associated with knowledge transfer, but we cannot guarantee that it will be effective or cost-efficient.

        We will need to continue to develop a roster of qualified talent to support business growth. Without a sufficient number of skilled employees, our operations and manufacturing quality could suffer. Our experienced sales team has also developed a number of meaningful customer relationships that would be difficult to replace. Therefore, competition for qualified technical personnel and for sales personnel with established customer relationships is intense, both in retaining our existing employees and in replacing or finding additional suitable employees. There can be no assurance that the labor pool from which we hire our personnel will increase or remain stable, and any failure to retain our existing technical and sales personnel and other employees or to attract additional skilled personnel could have a material adverse effect our business, financial condition, results of operations or prospects.

Product defects and unanticipated or improper use of our products could adversely affect our business, reputation and financial statements.

        Manufacturing or design defects in (including in products or components that we source from third parties), unanticipated or improper use of, or inadequate disclosure of risks relating to the use of our products, services and solutions by our customers or third parties could create product safety, regulatory or other risks, including personal injury, death or property damage. These events could lead to recalls or safety alerts relating to our products, result in the removal of a product from the market and result in product liability claims being brought against us. Recalls, removals and product liability claims can result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products and have a material adverse effect on our business, financial condition, results of operations or prospects.

        Further, it is generally our responsibility to service the equipment we provide our customers throughout the duration of our contract with such customers, and our customers may be required to maintain insurance covering loss, damage or injury caused by our equipment. However, we are not able to monitor our customers' use or maintenance of their water systems or their compliance with our contracts or usage instructions. Customers' failure to properly use, maintain or safeguard their equipment or customers' noncompliance with insurance requirements may reflect poorly on us as the provider of such equipment and, as a result, damage our reputation.

We may incur liabilities to customers as a result of warranty claims or failure to meet performance guarantees, which could reduce our profitability.

        Our customers typically require product warranties as to the proper operation and conformance to specifications of the products we manufacture or install and performance guarantees as to any effluent produced by our equipment and services. Failure of our products to operate properly or to meet specifications of our customers or our failure to meet our performance guarantees may increase costs by requiring additional engineering resources and services, replacement of parts and equipment and frequent replacement of consumables or monetary reimbursement to a customer or could otherwise result in liability to our customers. We have in the past received warranty claims, and we expect to continue to receive them in the future. There are significant uncertainties and judgments involved in estimating warranty and performance guarantee obligations, including changing product designs, differences in customer installation processes and failure to identify or disclaim certain variables in a customer's influent. To the extent that we incur substantial warranty or performance guarantee claims in any period, our reputation, earnings and ability to obtain future business could be materially adversely affected.

We may be unable to bid on or enter into significant long-term agreements if we are not able to obtain letters of credit, bank guarantees or surety bonds, and our liquidity may be adversely affected by bonding requirements.

        A portion of our business, including our water treatment projects and solutions, requires us to provide letters of credit, bank guarantees or surety bonds in support of our commitments and as part of the terms and conditions on water treatment projects. In addition, we are required to provide letters of credit or surety bonds to the department of environmental protection or equivalent in some states in order to maintain our licenses to handle hazardous waste at certain of our regeneration facilities. We have in the past been, and may in the future be, required to provide bid bonds or performance bonds to secure our performance under these construction-type customer arrangements or, in some cases, as a pre-requisite to submit a bid on a potential project.

        Current or future market conditions, as well as changes in surety companies' assessment of our operating and financial risk, could cause our surety providers and lenders to decline to issue or renew, or substantially reduce the amount of, bid or performance bonds for our work, and could increase our costs associated with collateral. These actions could be taken on short notice. Our inability to obtain adequate bonding or letters of credit to meet bid requirements or enter into significant long-term agreements could have a material adverse effect on our business, financial condition, results of operations or prospects.

        Further, surety companies may require that we collateralize a percentage of the bond with cash or another form of credit enhancement. Some of our customers also require collateral guarantees in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. If we enter into significant long-term agreements that require the issuance of letters of credit, our liquidity could be negatively impacted.

Our inability to meet our customers' safety standards or adverse publicity affecting our reputation as a result of incidents such as workplace accidents, mechanical failures, spills, uncontrolled discharges, damage to customer or third-party property or the transmission of contaminants or diseases could have a material adverse effect on our sales and profitability.

        Maintaining a strong and reliable reputation for safety is critical to our business. Many of our customers actively monitor and review our company-wide safety record. Further, reports and media coverage of incidents, such as those involving workplace accidents, mechanical failures, spills, uncontrolled discharges, damage to customer or third-party property, the transmission of contaminants or diseases and other adverse events can result in negative publicity, and considerable expansion in the use of social media over recent years has increased the ways in which our reputation can be impacted, and the speed with which such an impact can occur. Such incidents, or reports thereof, could lead to a negative perception among our customers, prospective customers and the general public regarding the safety or quality of our products, services and solutions, and anything that damages our reputation or our customers' perception of our safety record, whether or not justified, could have a materially adverse impact on demand for our products and services, result in additional costs to our business or the loss of customers, result in litigation against us or increase government or regulatory oversight over us.

        Our products and facilities are subject to risks involving workplace accidents, mechanical failures spills, uncontrolled discharges and damage to customer or third-party property, including, among other things, personal injury or death caused by our products or occurring in our facilities, the destruction of customer or third-party property during the execution of a service arrangement or due to the malfunction of our products, delays in or suspension of service or the failure to timely deliver our products. A workplace accident, mechanical failure, spill, uncontrolled discharge or any problem involving any one or more of our products or facilities, or any perceived insufficiency in our response to any such deficiency or problem, could materially adversely affect our reputation. Many of our customers actively monitor and review our company-wide safety record, and apply rigorous safety standards to us and our competitors. Although we take precautions to prevent workplace accidents and mechanical failures, such incidents are difficult to predict and may be outside of our control. If we are unable to meet our customers' stringent workplace safety standards or, if our customers perceive us to have a poor safety record, it could materially impact our ability to retain their business or attract new business.

        Water may be subject to contaminants, including hazardous chemicals, or pathogens that cause a number of illnesses, including cholera, typhoid fever, giardiasis, cryptosporidiosis, amoebiasis and free living amoebic infections. Such contaminants or pathogens may be found in the environment, and, as a result, there is a risk that they could become present in water treated using our systems or products. Illness and death may result if such contaminants or pathogens are not eliminated during the treatment process. In particular, such contamination could result from failing to properly treat reusable products before they are distributed to our customers, or from actions taken by our customers or other third parties using our products, which could result in material liability. Further, any pandemic or other public health crisis, including those involving non-waterborne illnesses, might adversely impact our business by diminishing the public trust in water and wastewater treatment facilities or by causing customers to seek sources of water other than those processed using our systems or products. The potential impact of a contamination of water treated using our products, services or solutions is difficult to predict and could lead to an increased risk of exposure to product liability claims, increased scrutiny by federal and state regulatory agencies and negative publicity. Further, an outbreak of disease in any one of the municipal markets we serve could result in a widespread loss of customers across other such markets.

Our operations are subject to various hazards that may cause personal injury or property damage and increase our operating costs, and which may exceed the coverage of our insurance or for which we are not insured.

        There are inherent risks to our operations. We are exposed to risks posed by severe weather and other natural disasters, such as hurricanes and earthquakes. In addition to natural risks, hazards (such as fire, explosion, collapse or machinery failure) are inherent risks in our operations which may occur as a result of inadequate internal processes, technological flaws, human error or certain events beyond our control. We further utilize approximately 650 vehicles in connection with our offsite services and distribution operations and, from time to time, these drivers are involved in accidents which may cause injuries, spills or uncontrolled discharges and in which goods carried by these drivers may be lost or damaged. The hazards described above can cause significant personal injury or loss of life, severe damage to or destruction of property, plants and equipment, including customer or third-party property, contamination of, or damage to, the environment and suspension of operations. The occurrence of any of these events may result in our being subject to investigation, required to perform remediation or named as a defendant in lawsuits asserting claims for substantial damages, environmental cleanup costs, personal injury, natural resource damages and fines or penalties. As a result, we may from time to time become exposed to significant liabilities for which we may not have adequate insurance coverage. We may also become exposed to certain claims that are excluded from our insurance coverage, such as claims of fraud or for punitive damages. Although we have liability insurance, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost or will be adequate to cover any product liability claims. In addition, such events may affect the availability of personnel, proper functioning of our information technology infrastructure and availability of third parties on whom we rely, any of which consequences could have a material adverse effect on our business, financial condition, results of operations or prospects.

Significant or prolonged disruptions in the supply of goods or services from third parties could materially adversely affect our business, financial condition, results of operations or prospects.

        We are dependent on a continuing flow of goods and services from suppliers to provide our products, services and solutions to our customers. A disruption or prolonged delays in obtaining supplies or services, including, for example, chemicals, electricity or other materials, could materially adversely affect our ability to provide our products, services and solutions to our customers, and our ability to operate in compliance with all regulatory requirements, which could have a material adverse effect on our business, financial condition, results of operations or prospects. In certain circumstances, we rely on third parties to provide certain important services and a disruption in these services could materially adversely affect our business, financial condition, results of operations or prospects. Some possible reasons for a delay or disruption in the supply of important goods and services include:

  •
  our suppliers may not provide materials that meet our specifications in sufficient quantities;

  •
  our suppliers may face production delays due to natural disasters, strikes, lock-outs or other such events;

  •
  one or more suppliers could make strategic changes in the lines of products and services they offer; and

  •
  some of our suppliers, such as small companies, may be more likely to experience financial and operational difficulties than larger, well-established companies, because of their limited financial and other resources.

        As a result of any of these, or other, factors, we may be required to find alternative suppliers for the materials and services on which we rely. Accordingly, we may experience delays in obtaining appropriate materials and services on a timely basis and in sufficient quantities from such alternative suppliers at a reasonable price, which could interrupt services to our customers and materially adversely affect our business, financial condition, results of operations or prospects.

The loss of, or disruption in, our ability to efficiently operate our distribution network could have a material adverse impact on our business.

        We rely on the orderly operation of our receiving and distribution process, which depends on our distribution system, adherence to shipping schedules and effective management of our distribution network. If complications arise with our distribution system or if our shipping or storage facilities (or a significant portion of inventory located there) is severely damaged or destroyed, our ability to receive and deliver our products on a timely basis will be significantly impaired. There can be no assurance that disruptions in operations due to natural or man-made disasters, fire, flooding, terrorism or other catastrophic events, system failure, labor disagreements or shipping problems will not result in delays in the delivery of our products to our customers. Such delays could materially adversely impact our business, financial condition, results of operations or prospects. In addition, we could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time it takes for us to reopen or replace our facilities. Moreover, our business interruption insurance may not be adequate to cover or compensate us for any losses that may occur.

        We rely upon various means of transportation through third parties, including shipments by air, sea, rail and truck, to deliver products to our facilities from vendors and from our facilities to our customers, as well as for direct shipments from vendors to customers. Labor shortages or capacity constraints in the transportation industry, disruptions to the national and international transportation infrastructure, fuel shortages or transportation cost increases (such as increases in fuel costs or port fees) could materially adversely affect our business and operating results.

We rely, in part, on third-party sales representatives to assist in selling our products, services and solutions and the failure of these representatives to perform as expected could reduce our future sales.

        Sales of our products, services and solutions to some of our customers, including to OEMs, are accomplished, in part, through the efforts of third-party sales representatives. We are unable to predict the extent to which these third-party sales representatives will be successful in marketing and selling our products. Moreover, many of these third-party sales representatives also market and sell competing products and may more aggressively pursue sales of our competitors' products. Our third-party sales representatives may terminate their relationships with us at any time on short or no notice. Our future performance may also depend, in part, on our ability to attract, incentivize and retain additional third-party sales representatives that will be able to market and support our products effectively, especially in markets in which we have not previously sold our products. If we cannot retain our current third-party sales representatives or recruit additional or replacement third-party sales representatives or if these sales representatives are not effective, it could have a material adverse effect on our business, financial condition, results of operations or prospects.

Our products, services and solutions, or our participation in large-scale projects, could expose us to litigation, regulatory or enforcement actions and reputational risk.

        We are subject to various laws, ordinances, regulations and other requirements of government authorities in foreign countries and in the United States, any violation of which could potentially create substantial liability for us. Changes in laws, ordinances, regulations or other government policies, the nature, timing and effect of which are uncertain, may significantly increase our expenses and liabilities.

        From time to time, we are involved in lawsuits that arise from our business. Litigation may, for example, relate to product liability claims, personal injury, property damage, accidents, regulatory issues, contract disputes or employment matters. We may face claims that are broader than the scope of our involvement on a project, including claims that seek to impose liability on us for an entire solution or system for which we provided only limited components.

        The occurrence of any of these matters could also create possible damage to our reputation. The defense and ultimate outcome of lawsuits against us may result in higher operating expenses. Higher operating expenses or reputational damage could have a material adverse effect on our business, financial condition, results of operations or prospects.

        It is not possible to predict with certainty the outcome of claims, investigations and lawsuits, and we could in the future incur judgments, fines or penalties or enter into settlements of lawsuits and claims that could have a material adverse effect on our business, financial condition, results of operations or prospects in any particular period. Additionally, we may be required to change or cease operations at one or more facilities if a regulatory agency determines that we have failed to comply with laws, regulations or orders applicable to our business.

A number of factors may prevent or delay our building new plants, expanding our existing plants or installing equipment at our customers' facilities, including our dependence on third-party suppliers and construction companies.

        A number of factors may prevent or delay construction, expansion or use of our facilities or installation of our equipment at our customers' facilities, including our dependence on third-party suppliers of equipment and materials, our dependence on third-party construction companies and the timing of equipment purchases.

        Further, we enter into contracts for customers regarding long-term engineering, procurement and construction projects. If a construction company we have commissioned to build a new project defaults or fails to fulfill its contractual obligations, we could face significant delays and cost overruns. Any construction delays could have a material adverse impact on us.

        The timing of equipment purchases can pose financial risks to us. We attempt to make purchases of equipment and/or material as needed. However, from time to time, there may be excess demand for certain types of equipment with substantial delays between the time we place orders and receive delivery. In those instances, to avoid construction delays, service disruptions or liquidated damages associated with the inability to own and place such equipment or materials into service when needed, we may place orders well in advance of deployment or when actual damage to the equipment or materials occurs. Thus, there is a risk that at the time of delivery of such equipment or materials, there may not yet be a need to use them; however, we are still required to accept delivery and make payment. In addition, due to the customization of some of our equipment or materials, there may be a limited market for resale of such equipment or material. This can result in our incurrence of material equipment and/or material costs, with no use for or ability to resell such equipment.

Our financial results may fluctuate from period to period and can be difficult to predict.

        Our financial results may be impacted by large projects, the timing of which can change based upon customer requirements due to a number of factors affecting the project, such as funding, readiness of the project and regulatory approvals. Further, the cancellation of any such large projects may have a material adverse effect on our business, financial condition, results of operations or prospects. In addition, of our contracts for large capital water treatment projects, systems and solutions for municipal and industrial applications are generally fixed-price contracts with milestone billings. Additionally, competitive-bid processes impose significant uncertainty with respect to our prospects for success, and our failure to properly predict our win rate could reduce our margins. Accordingly, our financial results for any given period may fluctuate and can be difficult to predict.

        Further, our capital expenditures for any given fiscal year may exceed our initial forecasts and may vary substantially if we are required to undertake certain actions to comply with new regulatory requirements or compete with new technologies. We may not have the capital to undertake the capital investments. If we are unable to do so, we may not be able to effectively compete.

Seasonality of sales and weather conditions may adversely affect, or cause volatility in, our financial results.

        We experience seasonal demand in a number of our markets, as demand for infrastructure and municipal products and projects follows warm weather trends. Seasonal effects may vary from year to year and are impacted by weather patterns, particularly by temperatures, heavy flooding and droughts.

        Additionally, our operating results and financial condition could be materially and adversely affected by severe weather, natural disasters, environmental factors, terrorist or other deliberate attacks or hazards (such as fire, explosion or mechanical failure) resulting from inadequate internal processes, technical flaws, human error or other circumstances. Repercussions of these catastrophic events may include:

  •
  shutting down or curtailing the operation of affected plants and facilities for limited or extended periods;

  •
  shutting down or curtailing the operation of our customers permanently or for limited or extended periods, which may result in a decrease in our revenue;

  •
  the need to obtain necessary equipment or supplies, including electricity, which may not be available to us in a timely manner or at a reasonable cost;

  •
  evacuation of or injury to personnel;

  •
  damage or catastrophic loss to our equipment, facilities and project work sites, resulting in suspension of operations or delays in building or maintaining our plants;

  •
  loss of productivity;

  •
  interruption to any projects that we may have in process; and

  •
  harm to our brand and reputation.

Government customers involve unique policy-, contract- and performance-related risks, and we may face challenges to our government contracts or our eligibility to serve government customers, any of which could materially adversely impact our business, financial condition, results of operations or prospects.

        We derive, and expect to continue to derive in the future, a substantial portion of our revenues from government customers. Sales to governments and related entities present risks in addition to those involved in sales to industrial and other customers, including policy-related risks such as potential disruption due to appropriation and spending patterns, delays in the adoption of new technologies due to political, fiscal or bureaucratic processes, delays in approving budgets and the government's right to cancel contracts and purchase orders for its convenience. General political and economic conditions, which we cannot accurately predict, also directly and indirectly affect policies relating to the quantity and allocation of expenditures by government customers. In addition, government contracts may involve long purchase and payment cycles, competitive bidding requirements, qualification requirements, delays or changes in agreed-to funding, budgetary constraints, political agendas, extensive specification development and price negotiations, milestone requirements and the potential unenforceability of limitations on liability or other contractual provisions, any of which may create price pressure and reduce our margins. Because our water treatment projects and solutions for municipal customers often include fixed-price contracts with milestone billings and liquidated damages for our delay, our performance under such contracts involves risks such as not receiving payments, not receiving payments in a timely manner or incurring significant damages if certain milestones are not met or not met on schedule. As a result, we could experience a material adverse effect on our business, financial condition, results of operations or prospects.

        Each government entity also maintains its own rules and regulations with which we must comply and which can vary significantly among customers. We face risks associated with the failure to comply with such rules and regulations. These risks include bid protests, in which our competitors could challenge the contracts we have obtained, or suspension, debarment or similar ineligibility from serving government customers. Challenges to our current or future government contracts or to our eligibility to serve government customers could result in a loss of government sales and have a material adverse effect on our business, financial condition, results of operations or prospects.

Our contracts with federal, state and local governments may be terminated or adversely modified prior to completion, which could adversely affect our business.

        Government contracts generally contain provisions, and are subject to laws and regulations, that give the government rights and remedies not typically found in commercial contracts, including provisions permitting the government to:

  •
  terminate our existing contracts;

  •
  reduce potential future revenues from our existing contracts;

  •
  modify some of the terms and conditions in our existing contracts;

  •
  suspend or permanently prohibit us from doing business with the government or with any specific government agency;

  •
  impose fines and penalties;

  •
  subject us to criminal prosecution or debarment;

  •
  subject the award of some contracts to protest or challenge by competitors, which may require the contracting agency or department to suspend our performance pending the outcome of the protest or challenge and which may also require the government to solicit new bids for the contract or result in the termination, reduction or modification of the awarded contract;

  •
  suspend work under existing multiple year contracts and related task orders if the necessary funds are not appropriated by the U.S. Congress or state or local legislatures;

  •
  decline to exercise an option to extend an existing multiple year contract; and

  •
  claim rights in technologies and systems invented, developed or produced by us.

        The government may terminate a contract with us either for convenience (for instance, due to a change in its perceived needs or its desire to consolidate work under another contract) or if we default by failing to perform under the contract. Upon a termination for convenience, we are generally able to recover the purchase price for delivered items and reimbursement of allowable work-in-process costs. If the government terminates a contract with us based upon our default, we generally would be denied any recovery for undelivered work, and instead may be liable for excess costs incurred by the government in procuring undelivered items from an alternative source and other damages as authorized by law. We may in the future receive show-cause or cure notices under contracts that, if not addressed to the government's satisfaction, could give the government the right to terminate those contracts for default or to cease procuring our services under those contracts.

The cost of complying with complex governmental regulations applicable to our business, sanctions resulting from non-compliance or reduced demand resulting from certain changes in regulations could increase our operating costs and reduce our profit.

        Our operations are subject to various licensing, permitting, approval and reporting requirements imposed by federal, state, local and foreign laws. Our operations are subject to inspection and regulation by various governmental agencies, including the U.S. EPA, the Occupational Safety and Health Administration and equivalent state and local agencies, as well as their counterparts in various states and foreign countries. A major risk inherent in our operations is the need to obtain and renew permits from federal, state and local authorities. Delays in obtaining permits, the failure to obtain a permit or a renewal permit for a project, challenges to our permits by local communities, citizen groups, landowners or others opposed to their issuance or the issuance of a permit with unreasonable conditions or costs could limit our ability to effectively provide our services. We are also required to secure and maintain licenses required by several states which can take a significant amount of time and result in our inability or delays in our ability to bid on and execute certain projects. If we fail to secure or maintain any such licenses or if states place burdensome restrictions or limitations on our ability to obtain or maintain such licenses, we may not be able to operate in such states and our business, financial condition, results of operations or prospects may be materially adversely affected as a result.

        Our business may be further impacted by changes in federal, state and local requirements that set forth air and wastewater discharge parameters, constrain water availability and set quality and treatment standards. Our failure or inability to comply with the stringent standards set forth by regulating entities or to provide cost-effective and compliant design and construction solutions could result in fines or other penalties, and could have a material adverse effect on our business, financial condition, results of operations or prospects.

Foreign, federal, state and local environmental, health and safety laws and regulations impose substantial compliance requirements on our operations. Our operating costs could be significantly increased in order to comply with new or stricter regulatory standards imposed by foreign, federal and state environmental agencies.

        Our operations, products and services are governed by various foreign, federal, state and local environmental protection and health and safety laws and regulations, including, without limitation, the federal Safe Drinking Water Act, the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Federal Insecticide, Fungicide, and Rodenticide Act in the United States, the Registration, Evaluation and Authorization of Chemicals, or REACH, directive in Europe, and similar foreign, federal, state and local laws and regulations and permits issued under these laws by the foreign, federal, state and local environmental and health and safety regulatory agencies. These laws and regulations establish, among other things, criteria and standards for drinking water and for discharges into the waters of the United States and its states, for the proper management of hazardous and non-hazardous solid waste and for protection of public and worker health and safety. Pursuant to these laws, we are required to obtain various environmental permits from environmental regulatory agencies for our operations. We cannot provide any assurance that our operations, products or services will be at all times in total compliance with these laws, regulations and permits or that we will be able to obtain or renew all required permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators and be subject to lawsuits, civil or criminal, seeking enforcement and/or injunctive relief. We may also be subject to civil claims by citizens groups seeking to enforce environmental laws. In the event of an accident or if we otherwise fail to comply with applicable regulations, we could lose our permits or approvals and/or be held liable for damages and monetary penalties.

        Environmental laws and regulations are complex and change frequently. These laws, and the enforcement thereof, have tended to become more stringent over time. It is possible that new standards could be imposed, either stricter or more lenient, that could result in the obsolescence of our products or lead to an interruption or suspension of our operations and have a material adverse effect on the productivity and profitability of a particular manufacturing facility, service or product or on us as a whole.

Wastewater operations entail significant risks that may impose significant costs.

        Wastewater treatment involves various unique risks. If our treatment systems fail or do not operate properly, or if there is a spill, untreated or partially treated wastewater could discharge onto property or into nearby streams and rivers, causing various damages and injuries, including environmental damage. These risks are most acute during periods of substantial rainfall or flooding, which are the main causes of sewer overflow and system failure. Liabilities resulting from such damages and injuries could materially adversely affect our business, financial condition, results of operations or prospects.

        These risks could be increased by the potential physical impacts of climate change on our operations. The physical impacts of climate change are highly uncertain and would vary depending on geographical location, but could include changing temperatures, water shortages, changes in weather and rainfall patterns and changing storm patterns and intensities. Many climate change predictions, if true, present several potential challenges to water and wastewater service providers, such as increased precipitation and flooding, potential degradation of water quality and changes in demand for water services.

Failure to comply with applicable anti-corruption and trade laws, regulations and policies, including the U.S. Foreign Corrupt Practices Act, could result in fines and criminal penalties, causing a material adverse effect on our business, financial condition, results of operations or prospects.

        Due to our global operations, we are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies related to anti-corruption and trade, including those related to export and import compliance, anti-trust and money laundering. The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. The International Traffic in Arms Regulations generally require export licenses from the U.S. Department of State for goods, technical data and services sent outside the United States that have military or strategic applications. The Export Administration Regulations regulate the export of certain "dual use" goods, software and technologies, and in some cases requires export licenses from the U.S. Department of Commerce. Office of Foreign Asset Control regulations implement various sanctions programs that include prohibitions of restrictions on dealings with certain sanctioned countries, governments, entities and individuals. Our policies mandate compliance with these anti-bribery and trade laws, regulations and policies, and we have established policies and procedures designed to assist us and our personnel in compliance with applicable United States and international laws and regulations. However, we operate in parts of the world that are recognized as having governmental and commercial corruption and in certain circumstances, strict compliance with anti-bribery and trade laws, regulations and policies may conflict with local customs and practices. We cannot provide any assurance that our internal control policies and procedures will always protect us from improper conduct of our employees or business partners. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable laws, including anti-corruption and trade laws, regulations and policies, we may be required to investigate or engage outside counsel to investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties, imprisonment, disgorgement of profits, debarment from government contracts and curtailment of operations in certain jurisdictions, and might materially adversely affect our business, financial condition, results of operations or prospects. In addition, actual or alleged violations could damage our reputation and diminish our ability to do business. Furthermore, detecting, investigating and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.

Our business, results of operations and financial condition may be materially adversely affected by risks associated with international sales and operations.

        Our international sales and operations are subject, in varying degrees, to risks inherent to doing business outside the United States. These risks include the following:

  •
  changes in trade protection measures, including tariff and trade barriers and import and export licensing requirements;

  •
  potential negative consequences from changes to taxation policies;

  •
  unanticipated changes in other laws, governmental policies and regulations, or in how such provisions are interpreted or administered;

  •
  risks associated with the withdrawal of the United Kingdom from the European Union, commonly known as "Brexit," including volatility in worldwide and European financial markets, potential restrictions on the free movement of goods and labor between the United Kingdom and the European Union and other impediments to our ability to transact within and between each of the United Kingdom and the European Union;

  •
  potential disruptions in our global supply chain;

  •
  possibility of unfavorable circumstances arising from host country laws or regulations;

  •
  restrictions on, or taxation of, dividends on repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate;

  •
  currency exchange rate fluctuations and restrictions on currency repatriation;

  •
  labor disturbances;

  •
  safety and security considerations;

  •
  increased costs and risks of developing and managing global operations, including our potential failure to implement global best practices, experiences of employee dissatisfaction and the improper allocation of resources, as a result of distance as well as language and cultural differences; and

  •
  political instability insurrection, armed conflict, terrorism or war.

        In addition to the general risks that we face outside the United States, our operations in emerging markets could involve additional uncertainties for us, including risks that governments may impose limitations on our ability to repatriate funds; governments may impose withholding or other taxes on remittances and other payments to us, or the amount of any such taxes may increase; an outbreak or escalation of any insurrection or armed conflict may occur; governments may seek to nationalize our assets; or governments may impose or increase investment barriers or other restrictions affecting our business. The emerging markets in which we are active, including China, pose other uncertainties, including the difficulty of enforcing agreements, collecting receivables, protecting of our intellectual property and other assets and pricing of our products appropriately, as well as higher business conduct risks, less qualified talent and risks of political instability. We cannot predict the impact such events might have on our business, financial condition, results of operations or prospects.

Our operations in China expose us to risks inherent in doing business there.

        We currently have operations and source and manufacture certain of our materials and products for global distribution from third-party suppliers and manufacturers in China. The political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable, and operating in China exposes us to political, legal and economic risks. Our ability to operate in China may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits and other matters, and we may not obtain or retain the requisite legal permits to continue to operate in China or we may become subject to costs or operational limitations imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. We may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. and international standards. We may also experience difficulty in managing relations with our employees, distributors, suppliers or customers, with whom disagreements or conflicts of interest could materially adversely affect our operations or our ability to source and manufacture certain of our materials and products in China. Further, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. Any of these factors could have a material adverse effect on our business, financial condition, results of operations or prospects.

        Additionally, the rapid development of the Chinese economy has led to increased labor costs, and the cost of labor in China may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. We and our manufacturers and suppliers may be unable to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees' probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events could have a material adverse effect our business, financial condition, results of operations or prospects.

If we do not or cannot adequately protect our intellectual property, if third parties infringe our intellectual property rights, or if third parties claim that we are infringing or misappropriating their intellectual property rights, we may suffer competitive injury, expend significant resources enforcing our rights or defending against such claims, or be prevented from selling products or services.

        We own numerous patents, trademarks, service marks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, which in aggregate are important to our business. The intellectual property rights that we obtain, however, may not provide our products and services with a significant competitive advantage because our rights may not be sufficiently broad or may be challenged, invalidated, or subject to government march-in or sovereign rights or compulsory licensing, sunshine laws, or be subject to freedom of information requests, or court-ordered public disclosure, or be subject to open-source software licensing, or be circumvented, independently developed or designed-around, misappropriated, disparaged, diluted, or stolen, particularly in countries where intellectual property rights laws are not highly developed, protected or enforced. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or detect or prevent circumvention or unauthorized use of such property and the cost of enforcing our intellectual property rights could materially adversely impact our business, financial condition, results of operations or prospects.

        From time to time, we, or on occasion our suppliers, contractors or indemnified parties in our supply chain including end-users, receive notices from third parties alleging or warning of potential intellectual property infringement or misappropriation. Any dispute or litigation regarding intellectual property could be costly and time-consuming due to the complexity and the uncertainty of intellectual property litigation. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. We may incur significant costs and diversion of management attention and resources as a result of such claims of infringement or misappropriation, and we or our suppliers or sub-contractors could lose rights to critical technology, be unable to license critical technology, provide or sell critical products or services, or be required to pay substantial damages or license fees with respect to the infringed rights or be required to redesign, rework, re-program, or replace our or our customers' products, sub-components, software, or systems, or re-cast our valuable brands at substantial cost, any of which could materially adversely impact our competitive position, financial condition and results of operations even if we successfully defend against such claims of infringement or misappropriation.

We are increasingly dependent on the continuous and reliable operation of our information technology systems, and a disruption of these systems could materially adversely affect our business.

        We rely on our information technology systems in connection with the operation of our business, including with respect to customer service and billing, accounting and, in some cases, the monitoring and operation of our installations. Many of our products, services and solutions depend on the integrity of our information technology systems, including our Water One remote system, monitoring and data analytics features and our automated control solutions. In addition, we rely on our systems to manage maintenance and construction projects, materials and supplies and our human resource functions. A loss of these systems, major problems with the operation of these systems, the failure to properly implement these systems, including in customer installations, or the failure to identify market trends and continuously update our information technology systems could materially adversely affect our operations, sales and reputation and have a material adverse effect on our business, financial condition, results of operations or prospects.

        Specifically, our information technology systems may be vulnerable to damage or interruption from:

  •
  power loss, computer systems failures and internet, telecommunications or data network failures;

  •
  operator negligence or improper operation by, or supervision of, employees;

  •
  physical and electronic loss of data;

  •
  computer viruses;

  •
  intentional security breaches, hacking, denial of service actions, misappropriation of data and similar events; and

  •
  hurricanes, fires, floods, earthquakes and other natural disasters.

        Such incidents may result in the loss or compromise of customer, financial or operational data, disruption of billing, collections or normal field service activities, disruption of data analytics and electronic monitoring and control of operational systems and delays in financial reporting and other normal management functions. Possible impacts associated with a cybersecurity incident may include remediation costs related to lost, stolen, or compromised data, repairs to infrastructure, physical systems or data processing systems, increased cybersecurity protection costs, adverse effects on our compliance with regulatory and environmental laws and regulations, including standards for drinking water, litigation and reputational damage.

        We, and some of our third party vendors, have experienced cybersecurity attacks in the past and may experience them in the future, potentially with more frequency. To date, most of these attacks have been unsuccessful, and none have resulted in any material adverse impact to our business or operations. We have adopted measures to mitigate potential risks associated with information technology disruptions and cybersecurity threats, however, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, regulatory enforcement actions and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. We also have a concentration of operations on certain sites, such as production and shared services centers, where business interruptions could cause material damage and costs. Transport of goods from suppliers, and to customers, could also be hampered for the reasons stated above.

        Although we continue to assess these risks, implement controls and perform business continuity and disaster recovery planning, we cannot be sure that interruptions with material adverse effects will not occur.

If we experience a significant data security breach or fail to detect and appropriately respond to a significant data security breach, our business and reputation could suffer.

        The nature of our business involves the receipt and storage of information about our customers, suppliers and employees. Further, we rely on various information technology systems to capture, process, store and report data in connection with the products, services and solutions that we provide to our customers, such as our Water One smart water technology. We have procedures in place to detect and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. We outsource administration of certain functions to vendors that could be targets of cyber attacks. Any theft, loss and/or fraudulent use of customer, employee or proprietary data as a result of a cyber attack could subject us to significant litigation, liability and costs, as well as adversely impact our reputation with customers and regulators, among others. Unauthorized parties may also attempt to gain access to our systems or facilities and to our proprietary business information. If our efforts to protect the security of information about our customers, suppliers and employees are unsuccessful, a significant data security breach may result in costly government enforcement actions, private litigation and negative publicity resulting in reputation or brand damage with customers, and our business, financial condition, results of operations or prospects could suffer.

Our business could be adversely affected by inflation and other manufacturing and operating cost increases.

        Our operating costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, energy and related utilities, freight and cost of labor. In order to remain competitive, we may not be able to recuperate all or a portion of these higher costs from our customers through product price increases. In addition, many of our contracts are long-term in nature, and our failure to negotiate price escalation provisions, or to obtain adequate price escalation provisions, in our long-term contracts could, in the event of an inflationary or otherwise cost-increasing environment, have a material adverse effect on our business, financial condition, results of operations or prospects. Further, in a declining price environment, our operating margins may contract because we account for inventory costs on the basis of an average or first-in, first-out method. Actions we take to mitigate volatility in manufacturing and operating costs may not be successful and, as a result, our business, financial condition, results of operations or prospects could be materially and adversely affected.

Proposed changes to U.S. tax laws may, if enacted, have a material adverse impact on our business.

        The U.S. Congress has recently introduced tax reform legislation that would significantly impact U.S. taxation of corporations. The tax reform bill currently under consideration by the U.S. Senate would reduce the U.S. corporate tax rate, introduce a capital investment deduction, limit the interest deduction, limit certain deductions for executive compensation, and make certain changes to the international tax system, including the taxation of the accumulated foreign earnings of U.S. multinational corporations. The legislation, if enacted, could have a material adverse impact on our business. In particular, the bill would limit the deduction for interest expense available to a U.S. corporation that is a member of an international group in certain circumstances, based on the debt burden on the U.S. corporation as compared to the total debt burden on the international group, and would limit interest deductions to 30% of earnings, as adjusted for tax purposes. These provisions, if enacted, could increase our tax liability. We cannot predict which, if any, of these proposals will be enacted into law or the resulting impact any such enactment will have on our financial results. However, if new legislation were enacted, it could materially and adversely impact our business, financial condition, cash flows and results of operations.

Our ability to use our net operating loss carryforwards may be limited.

        As of September 30, 2017, we had approximately $147.0 million of U.S. federal and state net operating loss carryforwards ("NOLs"). Our NOLs begin to expire in 2019. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. We have full valuation allowance against the NOLs. In addition, the U.S. Congress has recently introduced tax reform legislation that would, if enacted, impose certain limitations on a corporation's ability to offset its future income with its NOLs. The proposed legislation would also reduce the U.S. corporate tax rate, which would result in a reduction of the expected cash tax benefit that would arise from any future utilization of our NOLs. Finally, in addition, Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"), generally imposes an annual limitation on the amount of taxable income that may be offset by NOLs when a corporation has undergone an "ownership change" (as determined under Section 382). Generally, a corporation experiences such an ownership change if the percentage of its stock owned by its "5-percent shareholders," as defined in Section 382, increases by more than 50 percentage points (by value) over a three-year period. Any unused annual limitation may, subject to certain limitations, be carried over to later years. We may undergo an ownership change in the future, including an ownership change as a result of the combined effect of our initial public offering and future equity offerings, which would result in an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in Section 382, increased under certain circumstances as a result of recognizing built-in gains in our assets existing at the time of the ownership change. The limitations arising from any ownership change may prevent utilization of our NOLs prior to their expiration. Future ownership changes or regulatory changes could further limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this could adversely affect our operating results and cash flows if we attain profitability.

Changes in our effective tax rates may adversely affect our financial results.

        We offer our products, services and solutions in more than 100 countries and 16.4% of our revenue was generated outside the United States in fiscal 2017. Given the global nature of our business, a number of factors may increase our future effective tax rates, including:

  •
  our decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes;

  •
  the jurisdictions in which profits are determined to be earned and taxed;

  •
  sustainability of historical income tax rates in the jurisdictions in which we conduct business;

  •
  the resolution of issues arising from tax audits with various tax authorities; and

  •
  changes in the valuation of our deferred tax assets and liabilities, and changes in deferred tax valuation allowances.

        Any significant increase in our future effective tax rates could reduce net income for future periods.

Our historical consolidated financial information may not be representative of our results if we had operated independently of Siemens and does not reflect further changes to our management structure following our separation from Siemens and, as a result, may not be a reliable indicator of the results that we will achieve as an independent company.

        Prior to the Acquisition in fiscal 2014, we operated as a subsidiary of Siemens. Consequently, some of the financial information included in this Annual Report on Form 10-K has been derived from the combined and consolidated financial statements and accounting records of Siemens and reflects assumptions and allocations made by Siemens. Our financial position, results of operations and cash flows, as presented, may be different from those that would have resulted if we had been operated as a standalone company or by a company other than Siemens. For example, our fiscal 2013 selected historical consolidated financial statements were prepared on a "carve-out" basis for the purpose of presenting our historical financial position, results of operations and cash flows. Since our business had represented a portion of the Siemens' business, the selected financial data presented for this period in Item 6, "Selected Financial Data" in this Annual Report on Form 10-K is not necessarily indicative of our current or future performance and does not reflect what our performance would have been had we operated as a separate stand-alone entity during this period. Further, in fiscal 2016, we effected an organizational redesign to align the management activities of certain of our business centers with functional leaders and, in connection with our acquisition of Neptune-Benson Holding Corp. and certain of its affiliates ("Neptune-Benson") on April 15, 2016 (the "Neptune-Benson Acquisition"), we created a new Aquatics and Disinfection division, which we subsequently merged into our Products Segment. This realignment has had implications on how we manage our business. As a result, our historical financial information may not be a reliable indicator of our future results or the results that we will achieve following the acquisitions and divestitures that we have made and the realignment of our management structure following our separation from Siemens.

We are a holding company with no operations of our own, and we depend on our subsidiaries for cash.

        We are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries. Our operations are conducted almost entirely through our subsidiaries, and our ability to generate cash to meet our obligations or to pay dividends, if any, is highly dependent on the earnings of, and receipt of funds from, our subsidiaries through dividends or intercompany loans. The ability of our subsidiaries to generate sufficient cash flow from operations to allow us and them to make scheduled payments on our debt obligations will depend on their future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. We cannot provide any assurance that the cash flow and earnings of our operating subsidiaries will be adequate for our subsidiaries to service their debt obligations. Additionally, under the terms of the agreement governing our senior secured credit facilities, our operating subsidiaries are currently limited in their ability to pay cash dividends to us, and we expect these limitations to continue in the future under the terms of any future credit agreement or any future debt or preferred equity securities of ours or of our subsidiaries. If our subsidiaries do not generate sufficient cash flow from operations to satisfy corporate obligations, we may have to undertake alternative financing plans (such as refinancing), restructure debt, sell assets, reduce or delay capital investments or seek to raise additional capital. We cannot provide any assurance that any such alternative refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our obligations, or to refinance our obligations on commercially reasonable terms, could have a material adverse effect on our business, financial condition, results of operations or prospects.

        Furthermore, we and our subsidiaries may incur substantial additional indebtedness in the future that may severely restrict or prohibit our subsidiaries from making distributions, paying dividends, if any, or making loans to us.

We may incur impairment charges for our goodwill and other indefinite-lived intangible assets which would negatively impact our operating results.

        We have a significant amount of goodwill and purchased intangible assets on our balance sheet as a result of the Acquisition in 2014 and subsequent acquisitions we have completed, including the Neptune-Benson Acquisition. As of September 30, 2017, the net carrying value of our goodwill and other indefinite-lived intangible assets totaled approximately $356.1 million, including $143.7 million related to Neptune-Benson. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of indefinite-lived intangible assets represents the federal hazardous waste treatment management permits obtained for locations operated by the Industrial segment. We do not amortize goodwill and indefinite-lived intangible assets that we expect to contribute indefinitely to our cash flows, but instead we evaluate these assets for impairment at least annually, or more frequently if changes in circumstances indicate that a potential impairment could exist. In testing for impairment, we will make a qualitative assessment, and if we believe that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may impair our goodwill and other indefinite-lived intangible assets. Any charges relating to such impairments could materially adversely affect our financial condition and results of operations.

Our substantial indebtedness could adversely affect our financial condition and limit our ability to raise additional capital to fund our operations.

        We have a significant amount of indebtedness. As of September 30, 2017, we had total indebtedness of $906.8 million, including $896.6 million of borrowings under our term loan facility, no borrowings under our revolving credit facility, and $10.2 million in borrowings related to BOO financing. We also had $6.7 million of letters of credit issued under our $95.0 million revolving credit facility and an additional $10.6 million of letters of credit issued under a separate uncommitted facility as of September 30, 2017. On November 7, 2017, we used a portion of the proceeds of our initial public offering to repay approximately $104.9 million of indebtedness (including accrued and unpaid interest) under the term loan facility. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        Our high level of indebtedness could have important consequences to us, including:

  •
  making it more difficult for us to satisfy our obligations with respect to our debt;

  •
  limiting our ability to obtain additional financing to fund future working capital, capital expenditures, investments or acquisitions or other general corporate requirements;

  •
  requiring a substantial portion of our cash flows to be dedicated to debt service payments and/or debt repayment instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments or acquisitions or other general corporate purposes;

  •
  increasing our vulnerability to adverse changes in general economic, industry and competitive conditions;

  •
  exposing us to the risk of increased interest rates as borrowings under our senior secured credit facilities (to the extent not hedged) bear interest at variable rates, which could further adversely impact our cash flows;

  •
  limiting our flexibility in planning for and reacting to changes in our business and the industry in which we compete;

  •
  restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

  •
  impairing our ability to obtain additional financing in the future;

  •
  placing us at a disadvantage compared to other, less leveraged competitors; and

  •
  increasing our cost of borrowing.

        Any one of these limitations could have a material effect on our business, financial condition, results of operations, prospects and our ability to satisfy our obligations in respect of our outstanding debt.

Despite our current debt levels, we may incur substantially more indebtedness, which could further exacerbate the risks associated with our substantial leverage.

        We and our subsidiaries may be able to incur additional indebtedness in the future, which may be secured. While the agreement governing our senior secured credit facilities limits our ability and the ability of our subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and thus, notwithstanding these restrictions, we may still be able to incur substantially more debt. In addition, provided that no default or event of default (as defined in the agreement governing our senior secured credit facilities) has occurred and is continuing, we have the option to add one or more incremental term loan or revolving credit facilities or increase commitments under our revolving credit facility by an aggregate amount which does not cause our total first lien net leverage ratio, on a pro forma basis (in each case, as defined in the agreement governing our senior secured credit facilities), to exceed 4.50 to 1.00, plus up to an additional $100.0 million (excluding incremental revolving credit facilities or increases under our revolving credit facility in an aggregate principal amount not to exceed $30.0 million) (all of which remains available as of September 30, 2017). On November 7, 2017, we used a portion of the proceeds of our initial public offering to repay approximately $104.9 million of indebtedness (including accrued and unpaid interest) under the term loan facility. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." To the extent that we incur additional indebtedness, the risks that we now face related to our substantial indebtedness could increase.

To service our indebtedness, we require a significant amount of cash, which depends on many factors beyond our control.

        We cannot provide any assurance that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our senior secured credit facilities in amounts sufficient to enable us to fund our liquidity needs.

        If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

  •
  refinancing or restructuring our debt;

  •
  selling assets; or

  •
  seeking to raise additional capital.

        We cannot provide any assurance that we would be able to enter into these alternative financing plans on commercially reasonable terms or at all. Moreover, any alternative financing plans that we may be required to undertake would still not guarantee that we would be able to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to obtain alternative financing, could materially adversely affect our business, financial condition, results of operations or prospects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

We will need to repay or refinance borrowings under our senior secured credit facilities.

        Our revolving credit facility and term loan facility are scheduled to mature in January 2019 and January 2021, respectively. We will need to repay, refinance, replace or otherwise extend the maturity of our senior secured credit facilities. Our ability to repay, refinance, replace or extend these facilities by their maturity dates will be dependent on, among other things, business conditions, our financial performance and the general condition of the financial markets. If a financial disruption were to occur at the time that we are required to repay indebtedness outstanding under our senior secured credit facilities, we could be forced to undertake alternate financings, including a sale of additional common stock, negotiate for an extension of the maturity of our senior secured credit facilities or sell assets and delay capital expenditures in order to generate proceeds that could be used to repay indebtedness under our senior secured credit facilities. We cannot provide any assurance that we will be able to consummate any such transaction on terms that are commercially reasonable, on terms acceptable to us or at all.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

        Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. Interest rates are still near historically low levels and are projected to rise in the future. If interest rates rise, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed may remain the same, and our net income and cash flows will correspondingly decrease. Assuming no prepayments of the term loan facility (which had $896.6 million outstanding as of September 30, 2017) and that our revolving credit facility was fully drawn, each 0.125% change in interest rates would result in an approximate change of $1.3 million in annual interest expense on the indebtedness under our senior secured credit facilities. On November 7, 2017, we used a portion of the proceeds of our initial public offering to repay approximately $104.9 million of indebtedness (including accrued and unpaid interest) under the term loan facility. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

The covenants in our senior secured credit facilities impose restrictions that may limit our operating and financial flexibility.

        Our senior secured credit facilities contain a number of significant restrictions and covenants that limit our ability, among other things, to:

  •
  incur additional indebtedness;

  •
  pay dividends or distributions on our capital stock or repurchase or redeem our capital stock;

  •
  prepay, redeem or repurchase specified indebtedness;

  •
  create certain liens;

  •
  sell, transfer or otherwise convey certain assets;

  •
  make certain investments;

  •
  create dividend or other payment restrictions affecting subsidiaries;

  •
  engage in transactions with affiliates;

  •
  create unrestricted subsidiaries;

  •
  consolidate, merge or transfer all or substantially all of our assets or the assets of our subsidiaries;

  •
  enter into agreements containing certain prohibitions affecting us or our subsidiaries; and

  •
  enter into new lines of business.

        In addition, our senior secured credit facilities contain a financial covenant requiring us to comply with a 5.55 to 1.00 first lien net leverage ratio test. This financial covenant is solely for the benefit of the lenders under our revolving credit facility and is tested as of the last day of a quarter on which the aggregate amount of revolving loans and letters of credit outstanding under the revolving credit facility (net of cash collateralized letters of credit and undrawn outstanding letters of credit in an amount of up to 50% of the revolving credit facility) exceeds 25% of the total commitments thereunder.

        These covenants could materially adversely affect our ability to finance our future operations or capital needs. Furthermore, they may restrict our ability to expand and pursue our business strategies and otherwise conduct our business. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as prevailing economic conditions and changes in regulations, and we cannot provide any assurance that we will be able to comply with such covenants. These restrictions also limit our ability to obtain future financings to withstand a future downturn in our business or the economy in general. In addition, complying with these covenants may also cause us to take actions that may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

        A breach of any covenant in our senior secured credit facilities or the agreements and indentures governing any other indebtedness that we may have outstanding from time to time would result in a default under that agreement or indenture after any applicable grace periods. A default, if not waived, could result in acceleration of the debt outstanding under the agreement and in a default with respect to, and an acceleration of, the debt outstanding under other debt agreements. If that occurs, we may not be able to make all of the required payments or borrow sufficient funds to refinance such debt. Even if new financing were available at that time, it may not be on terms that are acceptable to us or terms as favorable as our current agreements. If our debt is in default for any reason, our business, results of operations and financial condition could be materially and adversely affected.

Risks Relating to Ownership of our Common Stock

The market price of our common stock may be highly volatile, and our stockholders may not be able to resell their shares at or above the price they paid for them.

        The trading price of our common stock could be volatile, and our stockholders could lose all or part of their investment. We cannot provide any assurance that an active public market for our common stock will be sustained. The following factors, in addition to other factors described in this "Risk Factors" section and elsewhere in this Annual Report on Form 10-K, may have a significant impact on the market price of our common stock:

  •
  negative trends in global economic conditions or activity levels in our industry;

  •
  changes in our relationship with our customers or in customer needs, expectations or trends;

  •
  announcements concerning our competitors or our industry in general;

  •
  our ability to implement our business strategy;

  •
  our ability to complete and integrate acquisitions;

  •
  actual or anticipated fluctuations in our quarterly or annual operating results;

  •
  trading volume of our common stock;

  •
  the failure of securities analysts to cover the Company or changes in analysts' financial estimates;

  •
  severe weather, natural disasters, acts of war or terrorism or other external events;

  •
  economic, legal and regulatory factors unrelated to our performance;

  •
  changes in accounting principles;

  •
  the loss of any of our management or key personnel;

  •
  sales of our common stock by us, our executive officers and directors or our stockholders (including certain affiliates of AEA) in the future; and

  •
  general economic and market conditions and overall fluctuations in the U.S. equity markets.

        In addition, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance, and factors beyond our control may cause our stock price to decline rapidly and unexpectedly.

Because AEA controls a significant percentage of our common stock, it may influence major corporate decisions, and the interests of AEA and its affiliates, including certain of our directors, may conflict with the interests of owners of our common stock and those of the Company.

        AEA currently owns 40.6% of our common stock. Through this beneficial ownership and a stockholders' agreement and irrevocable voting proxies, pursuant to which certain of our stockholders have agreed to vote all of their shares to elect one individual to our board of directors that has been nominated by AEA (so long as AEA holds an aggregate of at least 10% of our outstanding common stock), AEA may be deemed to beneficially own 70.7% of the voting power of our outstanding common stock. In addition, so long as AEA holds an aggregate of at least 10% of our outstanding common stock, certain of these stockholders have also agreed to irrevocably appoint AEA as its proxy to vote all of their shares of our common stock with respect to the election of any member of our board of directors, and in the aggregate, AEA and these other stockholders beneficially own more than 50% of our outstanding common stock. As a result, AEA will be able to influence matters requiring approval by our stockholders and/or our board of directors, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions. See Item 13, "Certain Relationships and Related Party Transactions."

        AEA may have interests that are different from our other stockholders and may vote in a way with which our other stockholders disagree and which may be adverse to our other stockholders' interests. Further, AEA's concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their common stock. Additionally, AEA and its affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or supply us with goods and services. Stockholders should consider that the interests of AEA may differ from their interests in material respects.

        Three of our seven directors are currently affiliated with AEA. These persons have fiduciary duties to both us and AEA. As a result, they may have real or apparent conflicts of interest on matters affecting both us and AEA, which in some circumstances may have interests adverse to ours. In addition, our amended and restated certificate of incorporation provides that the doctrine of "corporate opportunity" will not apply with respect to us, to AEA or certain related parties or any of our directors who are employees of AEA or its affiliates in a manner that would prohibit them from investing in competing businesses or doing business with our customers. AEA or its affiliates may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. To the extent they invest in such other businesses, AEA and its affiliates, including affiliates of AEA who serve on our board of directors, may have interests that differ from those of our other stockholders.

Sales, or the potential for sales, of a substantial number of shares of our common stock in the public market by us or our existing stockholders could cause our stock price to fall.

        Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. The holders of substantially all of our outstanding common stock prior to our initial public offering are subject to lock-up agreements with the underwriters of our initial public offering that restrict the stockholders' ability to transfer shares of our common stock for at least 180 days from the date of the final prospectus for our initial public offering, subject to certain exceptions. As of November 30, 2017, we had 113,264,709 outstanding shares of common stock. Subject to limitations, approximately 104,931,376 shares will become eligible for sale upon expiration of the lock-up period. In addition, shares issued or issuable upon exercise of options and warrants vested as of the expiration of the lock-up period will be eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

        As of November 30, 2017, holders of an aggregate of 104,931,376 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act, would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our markets, or if they adversely change their recommendations or publish negative reports regarding our business or our stock, our stock price and trading volume could materially decline.

        The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our markets or our competitors. We do not have any control over these analysts and we cannot provide any assurance that analysts will cover us or provide favorable coverage. If any of the analysts who may cover us adversely change their recommendation regarding our stock, or provide more favorable relative recommendations about our competitors, our stock price could materially decline. If any analyst who may cover us were to cease coverage of our Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to materially decline.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

        Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws, as well as provisions of the Delaware General Corporation Law (the "DGCL"), could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

  •
  establishing a classified board of directors such that not all members of the board of directors are elected at one time;

  •
  allowing the authorized number of our directors to be determined exclusively by resolution of our board of directors and granting to our board of directors the sole power to fill any vacancy on the board of directors;

  •
  limiting the ability of stockholders to remove directors without cause;

  •
  providing that our board of directors is expressly authorized to adopt, or to alter or repeal, our amended and restated bylaws;

  •
  authorizing the issuance of "blank check" preferred stock by our board of directors, without further stockholder approval, to thwart a takeover attempt;

  •
  prohibiting stockholder action by written consent (and, thus, requiring that all stockholder actions be taken at a meeting of our stockholders);

  •
  eliminating the ability of stockholders to call a special meeting of stockholders;

  •
  establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at annual stockholder meetings; and

  •
  requiring the approval of the holders of at least two-thirds of the voting power of all outstanding stock entitled to vote thereon, voting together as a single class, to amend or repeal our amended and restated certificate of incorporation or amended and restated bylaws.

        In addition, while we have opted out of Section 203 of the DGCL, our amended and restated certificate of incorporation contains similar provisions providing that we may not engage in certain "business combinations" with any "interested stockholder" for a three-year period following the time that the stockholder became an interested stockholder, unless:

  •
  prior to such time, our board of directors approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;

  •
  upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding certain shares; or

  •
  at or subsequent to that time, the business combination is approved by our board of directors and by the affirmative vote of holders of at least two-thirds of our outstanding voting stock that is not owned by the interested stockholder.

        These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our Company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take corporate actions other than those you desire.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us.

        Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the DGCL or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. Stockholders in our Company will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our amended and restated certificate of incorporation may limit our stockholders' ability to obtain a favorable judicial forum for disputes with us.

We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002.

        We are in the process of evaluating our internal controls systems to allow management to report on, and our independent auditors to audit, our internal controls over financial reporting. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act of 2002 (the "Sarbanes Oxley Act"). We will be required to comply with Section 404 in full (including an auditor attestation on management's internal controls report) in our annual report on Form 10-K for the fiscal year ending September 30, 2018 (subject to any change in applicable SEC rules). Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board ("PCAOB") rules and regulations that remain unremediated. As a public company, we are required to report, among other things, control deficiencies that constitute a "material weakness" or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

        If we fail to implement the requirements of Section 404 in a timely manner, regulatory authorities such as the SEC or the PCAOB might subject us to sanctions or investigation. If we do not implement improvements to our disclosure controls and procedures or to our internal controls in a timely manner, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal controls over financial reporting pursuant to an audit of our controls. This may subject us to adverse regulatory consequences or a loss of confidence in the reliability of our financial statements. We could also suffer a loss of confidence in the reliability of our financial statements if our independent registered public accounting firm reports a material weakness in our internal controls, if we do not develop and maintain effective controls and procedures or if we are otherwise unable to deliver timely and reliable financial information.

        Additionally, effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information. Any loss of confidence in the reliability of our financial statements or other negative reaction to our failure to develop timely or adequate disclosure controls and procedures or internal controls could result in a decline in the price of our common stock. In addition, if we fail to remedy any material weakness, our financial statements may be inaccurate, we may face restricted access to the capital markets and our stock price may be adversely affected.

We do not currently expect to pay any cash dividends.

        We currently anticipate that we will retain future earnings for the development, operation and expansion of our business, and the continued operation and expansion of our business will require substantial funding. Accordingly, we do not currently anticipate declaring or paying any cash dividends on shares of our common stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deems relevant. We are a holding company, and substantially all of our operations are carried out by our operating subsidiaries. Under our senior secured credit facilities, our operating subsidiaries are currently limited in their ability to pay cash dividends, and we expect these limitations to continue in the future. Our ability to pay dividends may also be limited by the terms of any future credit agreement or any future debt or preferred equity securities of ours or of our subsidiaries. Accordingly, realization of a gain on any investment in shares of our common stock will depend on the appreciation of the price of our common stock, which may never occur.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and the NYSE, may strain our resources, increase our costs and divert management's attention, and we may be unable to comply with these requirements in a timely or cost-effective manner.

        As a public company, we are subject to the reporting requirements of the Exchange Act, and the corporate governance standards of the Sarbanes-Oxley Act and the NYSE. These requirements place a strain on our management, systems and resources and we will incur significant legal, accounting, insurance and other expenses that we did not incur as a private company. The Exchange Act, requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of stockholders. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. The NYSE requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and comply with the Exchange Act and NYSE requirements, significant resources and management oversight will be required. This may divert management's attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the price of our common stock.

        The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or its committees or as our executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of these costs. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

We may be subject to securities litigation, which is expensive and could divert management attention.

        Our share price may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management's attention and resources, which could have a material adverse effect on our business, financial condition, results of operations or prospects. Any adverse determination in litigation could also subject us to significant liabilities.

We are a "controlled company" within the meaning of the corporate governance standards of the NYSE and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements.

        We are currently a "controlled company" within the meaning of the corporate governance standards of the NYSE. A company of which more than 50% of the voting power is held by an individual, a group or another company is a "controlled company" within the meaning of the corporate governance standards of the NYSE and may elect not to comply with certain corporate governance requirements of the NYSE, including:

  •
  the requirement that a majority of our board of directors consist of independent directors;

  •
  the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and

  •
  the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and

  •
  the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

        We intend to continue to rely on all of the exemptions listed above for as long as we remain a "controlled company." If we continue to utilize the exemptions, we will not have a majority of independent directors and our nominating and corporate governance and compensation committees will not consist entirely of independent directors. As a result, our board of directors and those committees may have more directors who do not meet the NYSE's independence standards than they would if those standards were to apply. The independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

        In addition, on June 20, 2012, the SEC adopted Rule 10C-1 under the Exchange Act to implement provisions of the Dodd-Frank Act pertaining to compensation committee independence and the role and disclosure of compensation consultants and other advisers to the compensation committee. The national securities exchanges have since adopted amendments to their existing listing standards to comply with provisions of Rule 10C-1, and on January 11, 2013, the SEC approved such amendments. The amended listing standards require, among other things, that

  •
  compensation committees be composed of fully independent directors, as determined pursuant to new and existing independence requirements;

  •
  compensation committees be explicitly charged with hiring and overseeing compensation consultants, legal counsel and other committee advisers; and

  •
  compensation committees are required to consider, when engaging compensation consultants, legal counsel or other advisers, certain independence factors, including factors that examine the relationship between the consultant or adviser's employer and us.

        As a "controlled company," we are not subject to these compensation committee independence requirements, and accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to these compensation committee independence requirements.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We operate 161 locations located in the United States, Canada, the United Kingdom, the Netherlands, Germany, Australia, China and Singapore, including 18 manufacturing facilities, six research and development facilities and 87 service branches. Of our facilities, we own 25 properties and lease 136 properties. Our North American presence includes 12 resin regeneration plants, three carbon reactivation plants and a wastewater ion exchange facility. As of September 30, 2017, the covered square footage of our facilities is equal to an aggregate of approximately 3.5 million square feet.

Item 3.    Legal Proceedings

        From time to time, we are subject to various claims, charges and litigation matters that arise in the ordinary course of business. We believe these actions are a normal incident of the nature and kind of business in which we are engaged. While it is not feasible to predict the outcome of these matters with certainty, we do not believe that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or prospects.

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        The Company's common stock began trading on the NYSE under the symbol "AQUA" on November 2, 2017. Before then, there was no public market for the Company's common stock.

        After underwriting discounts and commissions but before expenses, we received net proceeds from our initial public offering of approximately $141.0 million. We used a portion of the net proceeds from our initial public offering to repay approximately $104.9 million of indebtedness (including accrued and unpaid interest) under our senior secured first lien term loan facility and we used the remainder for general corporate purposes.

        As of November 30, 2017, there were 321 holders of record of the Company's common stock, which does not reflect those shares held beneficially or those shares held in "street" name. Accordingly, the number of beneficial owners of our common stock exceeds this number.

Dividend Policy

        No dividends were paid to stockholders during fiscal 2017 or fiscal 2016. The Company currently intends to retain all of its future earnings, if any, to finance operations, development and growth of its business and repay indebtedness. Most of the Company's indebtedness contains restrictions on the Company's activities, including paying dividends on its capital stock. See Note 10, "Debt" in Part II, Item 8 of this Annual Report on Form 10-K. Any future determination relating to our dividend policy will be made at the discretion of the Company's board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that the board of directors may deem relevant.

Item 6.    Selected Financial Data

        Our selected historical consolidated balance sheet data presented below as of September 30, 2016 and 2017 and our selected historical consolidated statements of operations and cash flow data presented below for the period from October 1, 2013 through January 15, 2014 and the period from January 16, 2014 through September 30, 2014 (each as described below) each of the fiscal years ended September 30, 2015, 2016 and 2017 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our selected historical consolidated balance sheet data presented below as of September 30, 2014 and 2015 and our selected historical consolidated statements of operations and cash flow data presented below for the period from October 1, 2013 through January 15, 2014 and the period from January 16, 2014 through September 30, 2014 (each as described below) has been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our selected historical consolidated balance sheet data presented below as of January 15, 2014 has been derived from our unaudited financial information not included in this Annual Report on Form 10-K. Our selected historical consolidated balance sheet, statement of operations and cash flow data presented below as of and for the fiscal year ended September 30, 2013 has been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The consolidated financial data of our Predecessor as of and for the fiscal year ended September 30, 2013 and as of January 15, 2014 and for the period from October 1, 2013 to January 15, 2014 was prepared on a "carve-out" basis for the purpose of presenting our historical financial position, results of operations and cash flows. Because the Predecessor represents a portion of the Siemens' business, the selected financial data presented for these periods is not necessarily indicative of our current or future performance and does not reflect what our performance would have been had we operated as a separate stand-alone entity during these periods.

        On January 15, 2014, Evoqua Water Technologies Corp. (formerly EWT Holdings I Corp.) acquired, through its wholly-owned entities, EWT Holdings II Corp. and EWT Holdings III Corp., all of the capital stock of the Predecessor. As a result of the Acquisition and resulting change in control and changes due to the impact of purchase accounting, we are required to present separately the operating results for the Predecessor and Successor. We refer to the period from October 1, 2013 through January 15, 2014 as "Predecessor Period 2014," and the consolidated financial statements for that period include the accounts of the Predecessor. We refer to the period from January 16, 2014 through September 30, 2014 as "Successor Period 2014," and the consolidated financial statements for that period include the accounts of the Successor. The Successor was incorporated on October 7, 2013. From October 7, 2013 to January 15, 2014, the Successor had no activities other than the incurrence of transaction costs related to the Acquisition, which are included in the Successor Period 2014. Consequently, Successor Period 2014, fiscal 2015 and fiscal 2016 may not be comparable to Predecessor Period 2014.

        The historical results presented below are not necessarily indicative of the results to be expected for any future period. The selected historical consolidated financial data presented below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and

Results of Operations," and our consolidated financial statements and related notes thereto contained in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

	Predecessor		Successor
		October 1, 2013 Through January 15,	January 16, 2014 Through September 30,
	Fiscal Years Ended September 30,
				Fiscal Years Ended September 30,

	2013	2014	2014	2015	2016	2017

	(in thousands, except per share data)
Statement of Operations Data:
Revenue from product sales and services	$1,185,161	$306,314	$791,154	$1,060,966	$1,137,196	$1,247,424
Costs of product sales and services	(952,481)	(228,227)	(700,245)	(768,549)	(804,131)	(847,673)

Gross profit	232,680	78,087	90,909	292,417	333,065	399,751
Research and development expense	(28,091)	(6,728)	(18,829)	(25,909)	(22,897)	(19,990)
Sales and marketing expense	(148,948)	(38,479)	(90,947)	(124,429)	(135,208)	(142,441)
General and administrative expense	(17,641)	(35,652)	(104,122)	(147,663)	(144,771)	(169,617)
Parent corporate headquarter costs allocation	(32,607)	—	—	—	—	—
Other operating income (expense), net	(629)	(1,198)	(522)	74	6,966	1,501
Interest expense	—	(23)	(23,994)	(34,060)	(42,518)	(55,377)
Equity income of non-consolidated affiliate(1)	1,805	518	1,283	1,424	—	—

Income (loss) before income taxes	6,569	(3,475)	(146,222)	(38,146)	(5,363)	13,827

Income tax benefit (expense)	(6,508)	1,173	48,465	(47,905)	18,394	(7,417)

Net income (loss)	61	(2,302)	(97,757)	(86,051)	13,031	6,410

Net income attributable to non-controlling interest	—	—	—	—	1,392	4,247

Net income (loss) attributable to the Company	$61	$(2,302)	$(97,757)	$(86,051)	$11,639	$2,163

Weighted average shares outstanding
Basic			100,964	101,763	104,254	104,964
Diluted			100,964	101,763	106,161	109,688
Earnings (loss) per share
Basic			$(0.97)	$(0.85)	$0.11	$0.02
Diluted			$(0.97)	$(0.85)	$0.11	$0.02
Cash Flow Data:
Net cash provided by (used in) operating activities	$105,961	$45,577	$37,478	$41,944	$31,919	$28,502
Net cash provided by (used in) investing activities	(22,609)	(7,524)	(762,087)	(46,866)	(344,610)	(134,895)
Net cash provided by (used in) financing activities	(43,470)	89,901	911,444	(6,263)	191,389	114,519
Effect of exchange rate changes on cash	(25)	(243)	(1,399)	(5,225)	2,637	766

Change in cash and cash equivalents	$39,857	$127,711	$185,436	$(16,410)	$(118,665)	$8,892

Balance Sheet Data (as of end of period):
Cash and cash equivalents	$39,857	$167,568	$177,887	$169,027	$50,362	$59,254
Property, plant, and equipment, net	212,627	209,345	222,163	235,828	256,765	280,043
Other assets(2)	876,035	840,467	734,990	635,016	989,104	1,134,012

Total assets	$1,128,519	$1,217,380	$1,135,040	$1,039,871	$1,296,231	$1,473,309

Long-term debt	—	—	$553,506	$547,032	$728,132	$878,524
Other liabilities	416,309	417,886	326,121	318,479	364,164	378,210

Total liabilities	416,309	417,886	879,627	865,511	1,092,296	1,256,734
Net parent investment	712,210	799,494	—	—	—	—
Total shareholders' equity	—	—	$255,413	$174,360	$203,935	$216,575

Total liabilities and shareholders' equity	$1,128,519	$1,217,380	$1,135,040	$1,039,871	$1,296,231	$1,473,309

(1)
We hold a 50% partnership interest in Treated Water Outsourcing ("TWO"), a joint venture between us and Nalco Water, an Ecolab company, which, for the fiscal years ended September 30, 2014 and 2015, we accounted for under the equity method and did not consolidate, as we did not have a controlling financial interest based on the shared powers of both joint venture partners to direct the activities that most significantly impact TWO's financial performance. On October 1, 2015, a change occurred in the partnership structure of TWO such that we are now obligated to absorb all risk of loss up to 100% of the joint venture partner's equity. As such, the accounting for our 50% interest changed from equity method investment to full consolidation as a variable interest entity under ASC 810.

(2)
Other assets in fiscal 2013 includes $271.2 million of goodwill, which had been identifiable to Predecessor but was recorded at a higher level within Siemens.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with Item 6, "Selected Financial and Operating Data" and Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section titled "Cautionary Note Regarding Forward-Looking Statements" and in Item 1A, "Risk Factors" in this Annual Report on Form 10-K. Unless otherwise specified, all dollar amounts in this section are referred to in thousands.

Overview and Background

        We are a leading provider of mission critical water treatment solutions, offering services, systems and technologies to support our customers' full water lifecycle needs. With over 200,000 installations worldwide, we hold leading positions in the industrial, commercial and municipal water treatment markets in North America. We offer a comprehensive portfolio of differentiated, proprietary technology solutions sold under a number of market-leading and well-established brands. We deliver and maintain these mission critical solutions through the largest service network in North America assuring our customers continuous uptime with 86 branches which are located no further than a two-hour drive from more than 90% of our customers' sites. We believe that the customer intimacy created through our service network is a significant competitive advantage.

        Our solutions are designed to provide "worry-free water" by ensuring that our customers have access to an uninterrupted quantity and level of quality of water that meets their unique product, process and recycle or reuse specifications. We enable our customers to achieve lower costs through greater uptime, throughput and efficiency in their operations and support their regulatory compliance and environmental sustainability. We have worked to protect water, the environment and our employees for over 100 years. As a result, we have earned a reputation for quality, safety and reliability and are sought out by our customers to solve the full range of their water treatment needs, and maintaining our reputation is critical to the success of our business and solution set.

        Our vision "to be the world's first choice in water solutions" and our values of "integrity, customers and performance" foster a corporate culture that is focused on employee enablement, empowerment and accountability, which creates a highly entrepreneurial and dynamic work environment. Our purpose is "Transforming water. Enriching life." We draw from a long legacy of water treatment innovations and industry firsts, supported by more than 1,250 granted or pending patents, which in aggregate are important to our business. Our core technologies are primarily focused on removing impurities from water, rather than neutralizing them through the addition of chemicals, and we are able to achieve purification levels which are 1,000 times greater than typical drinking water.

Business Segments

        Our business is organized by customer base and offerings into three reportable segments that each draw from the same reservoir of leading technologies, shared manufacturing infrastructure, common business processes and corporate philosophies. Our reportable segments consist of: (i) our Industrial Segment, (ii) our Municipal Segment and (iii) our Products Segment. The key factors used to identify these reportable segments are the organization and alignment of our internal operations, the nature of the products and services and customer type.

  •
  Within the Industrial Segment, we primarily provide tailored solutions in collaboration with our customers backed by life-cycle services including on-demand water, build-own-operated ("BOO"), recycle and reuse and emergency response service alternatives to improve operational reliability, performance and environmental compliance.

  •
  Within the Municipal Segment, we primarily deliver solutions, equipment and services to engineering firms, OEMs and municipalities to treat wastewater and purify drinking water, and to control odor and corrosion.

  •
  Within the Products Segment, we provide a highly differentiated and scalable range of products and technologies specified by global water treatment designers, OEMs, engineering firms and integrators.

        We evaluate our business segments' operating results based on income from operations and EBITDA on a segment basis. Corporate activities include general corporate expenses, elimination of intersegment transactions, interest income and expense and other unallocated charges, which have not been allocated to business segments. As such, the segment results provided herein may not be comparable to other companies.

        For the fiscal years ended September 30, 2015, 2016 and 2017, our Industrial Segment accounted for 53.6%, 53.1% and 51.6% of our revenues, respectively; our Municipal Segment accounted for 25.8%, 24.4% and 22.3% of our revenues, respectively; and our Products Segment accounted for 20.6%, 22.5% and 26.1% of revenues, respectively.

Organic Growth Drivers

  Market Growth

        We maintain a leading position among customers in growing industries that utilize water as a critical part of their operations or production processes, including pharmaceuticals and health sciences, microelectronics, food and beverage, hydrocarbon and chemical processing, power, general manufacturing, municipal drinking and wastewater, marine and aquatics. Water treatment is an essential, non-discretionary market that is growing in importance as access to clean water has become an international priority. Underpinning this growth are a number of global, long-term trends that have resulted in increasingly stringent effluent regulations, along with a growing demand for cleaner and sustainable waste streams for reuse. These trends include the growing global population, increasing levels of urbanization and continued global economic growth, and we have seen these trends manifest themselves within our various end markets creating multiple avenues of growth. For example, within the industrial market, water is an integral and meaningful component in the production of a wide-range of goods spanning from consumer electronics to automobiles.

  Our Existing Customer Base

        We believe our strong brands, leading position in highly fragmented markets, scalable and global offerings, leading installed base and unique ability to provide complete treatment solutions will enable us to capture a larger share of our existing customers' water treatment spend while expanding with existing and new customers into adjacent end-markets and underpenetrated regions, including by investing in our sales force and cross-selling to existing customers. We are uniquely positioned to further penetrate our core markets, with over 200,000 installations across over 38,000 global customers. We maintain a customer-intimate business model with strong brand value and provide solutions-focused offerings capable of serving a customer's full lifecycle water treatment needs, both in current and new geographic regions.

  Our Service Model

        We selectively target high value projects with opportunities for recurring business through service, parts and other aftermarket opportunities over the lifecycle of the process or capital equipment. In particular, we have developed a pipeline of smart, internet-connected monitoring technologies through the deployment of our Water One smart water platform that provides us with an increasing ability to handle our customers' complete water needs through on-demand water management, predictive maintenance and service response planning. Water One also enables us to transition our customers to more accurate pricing models based on usage, which otherwise would not have been possible without technological advancement. Our technology solutions provide customers with increased stability and predictability in water-related costs, while enabling us to optimize our service route network and on demand offerings through predictive analytics, which we believe will result in market share gains, improved service levels, increased barriers to entry and reduced costs.

  Product and Technology Development

        We develop our technologies through in-house research, development and engineering and targeted tuck-in, technology-enhancing and geography-expanding acquisitions. We have a reservoir of recently launched technologies and a strong pipeline of new offerings designed to provide customers with innovative, value-enhancing solutions. Furthermore, we have successfully completed eight technology-enhancing and geography-expanding acquisitions since April 2016 to add new capabilities and cross-selling opportunities in areas such as electrochemical and electrochlorination cells, regenerative media filtration, anodes, UV disinfection and aerobic and anaerobic biological treatment technologies. We are able to rapidly scale new technologies using our leading direct and third-party sales channels and our relationships with key influencers, including municipal representatives, engineering firms, designers and other system specifiers. We believe our continued investment in driving penetration of our recently launched technologies, robust pipeline of new capabilities and best-in-class channels to market will allow us to continue to address our customer needs across the water lifecycle.

  Operational Excellence

        We believe that continuous improvement of our operations, processes and organizational structure is a key driver of our earnings growth. Since fiscal 2014, we have realigned our organizational structure, achieved significant cost savings through operational efficiencies and revitalized our culture, which has energized our workforce and reduced employee turnover. We have identified and are pursuing a number of discrete initiatives which, if successful, we expect could result in additional cost savings over the next three years. These initiatives include our ePro and supply chain improvement programs to consolidate and manage global spending, our improved logistics and transportation management program, further optimizing our engineering cost structure, capturing benefits of our Water One remote system monitoring and data analytics offerings. We refer to these initiatives as "Value Creators" as these improvements focus on creating value for customers through reduced leadtimes, improved quality and superior customer support, while also creating value for stockholders through enhanced earnings growth. Furthermore, as a result of significant investments we have made in our footprint and facilities, we have capacity to support our planned growth without commensurate increase in fixed costs.

Acquisitions

        We believe that tuck-in acquisitions present a key opportunity within our overall growth strategy, which we will continue to evaluate strategically. These strategic acquisitions will enable us to accelerate our growth in our current addressable market, as well as in new geographies and new end market verticals. Our existing customer relationships, best-in-class channels to market and ability to rapidly commercialize technologies provide a strong platform to drive rapid growth in the businesses we acquire. To capitalize on these opportunities, we have built an experienced team dedicated to mergers and acquisitions that has successfully completed eight technology-enhancing and geography-expanding acquisitions since April 2016, with purchase prices ranging from approximately $3.3 million to approximately $283.7 million, and pre-acquisition revenues ranging from approximately $3.1 million to approximately $55.7 million. We will continue to actively evaluate acquisition opportunities that are consistent with our business strategy and financial model, and, although we may not be able to continue to identify suitable acquisition targets and implement our growth strategy, we currently have a pipeline which includes more than 60 potential targets, which has been developed proactively by our team as well as informed by our customer base. Our acquisitions include:

  •
  Magneto—On April 11, 2016, we completed the acquisition of 100% of the issued and outstanding capital stock of privately held Magneto Special Anodes B.V. ("Magneto"), a leader in the development and manufacture of anodes for the electrochemical industry and refurbishment of electrochlorination cells for seawater electrolysis for €23.6 million (or approximately $26.7 million). Magneto is included in the results of our Products Segment.

  •
  Neptune-Benson—On April 15, 2016, we completed the acquisition of 100% of the issued and outstanding capital stock of privately held Neptune-Benson, a leading manufacturer of high-quality water filtration and disinfection products for the commercial, industrial and municipal water markets for $283.7 million. Neptune-Benson is included in the results of our Products Segment.

  •
  VAF—On July 1, 2016, we completed the acquisition of substantially all of the assets of Valve and Filtration Systems, Ltd. ("VAF") for approximately $3.3 million, consisting of $2.7 million cash at closing and $0.6 million related to a $1.0 million maximum earnout payment subject to various performance metrics over the next five years. VAF is a leading screen filtration manufacturer based in Arvada, Colorado. VAF is included in the results of our Products Segment.

  •
  Delta UV—On August 3, 2016, we completed the acquisition of 100% of the issued and outstanding capital stock of Delta Ultraviolet Corporation ("Delta UV"), a leading manufacturer and marketer of UV-C technology in North America for $4.8 million. Delta UV is included in the results of our Products Segment.

  •
  ETS—On November 1, 2016, we completed the acquisition of substantially all of the assets of Environmental Treatment Systems Inc. ("ETS"), which adds organic wastewater treatment capability to our industrial treatment solutions, for $10.7 million. ETS further allows us to insource manufacturing of dissolved air flotation units, the production of which we previously outsourced. ETS is included in the results of our Industrial Segment.

  •
  Noble—On May 9, 2017, we completed the acquisition of substantially all of the assets of Noble Water Technologies, Inc. ("Noble"), which provides water equipment and treatment systems for commercial buildings, industrial plants, medical laboratories and the pharmaceutical industry, with a focus on the Texas market, for $7.6 million, consisting of $5.9 million cash paid at closing and $1.7 million related to a $2.4 million maximum earnout payment subject to various performance metrics measured at the end of the 12 month period following closing. Noble supports our existing high-purity water capabilities and is based in Dallas, Texas. Noble is included in the results of our Industrial Segment.

  •
  ADI—On June 30, 2017, we completed the acquisition of ADI Systems North America Inc., Geomembrane Technologies Inc. and Lange Containment Systems, Inc. (collectively "ADI"), a leader in anaerobic digestion, aerobic treatment and biogas treatment, green energy recovery and water reuse technologies, as well as industrial wastewater cover liners and containment systems for a base purchase price of CAD 72.2 million (or approximately $55.6 million), of which CAD 67.3 million ($51.8 million) in cash was paid at closing and included the fair value of the earnout payments of CAD 4.9 million ($3.8 million). The maximum earnout payment of CAD 7.5 million (or approximately $5.8 million), is payable over a period of twenty-four months based upon the achievement of certain specified performance metrics. ADI is included in the results of our Industrial Segment.

  •
  Olson—On June 30, 2017, we completed the acquisition of all of the issued and outstanding shares of capital stock of privately held Olson Irrigation Systems ("Olson"), a leading designer and producer of filters and irrigation components for the agriculture and industrial markets, for $9.4 million. Olson is included in the results of our Products Segment.

Key Factors and Trends Affecting Our Business and Financial Statements

        Various trends and other factors affect or have affected our operating results, including:

        Overall economic trends.    The overall economic environment and related changes in industrial, commercial and municipal spending impact our business. In general, positive conditions in the broader economy promote industrial, commercial and municipal customer spending, while economic weakness results in a reduction of new industrial, commercial and municipal project activity. Macroeconomic factors that can affect customer spending patterns, and thereby our results of operations, include population growth, total water consumption, municipal budgets, employment rates, business conditions, the availability of credit or capital, interest rates, tax rates and regulatory changes. Since the businesses of our customers vary in cyclicality, periodic downturns in any specific sector typically have modest impacts on our overall business.

        New products and technologies.    Our ability to maintain our appeal to existing customers and attract new customers depends on our ability to originate, develop and offer a compelling array of products, services and solutions responsive to evolving customer innovations, preferences and specifications. We expect that increased use of water in industrial and commercial processes will drive increased customer demand in the future, and our ability to grow will depend in part on effectively responding to innovation in our customers' processes and systems. Further, our ability to provide products that comply with evolving government regulations will also be a driver of the appeal of our products, services and solutions to industrial and commercial customers.

        Changes in costs.    We have significant exposures to certain commodities, including steel, caustic, carbon, calcium nitrate and iridium, and volatility in the market price of these commodity input materials has a direct impact on our costs. If we are unable to manage commodity fluctuations through pricing actions, cost savings projects and sourcing decisions as well as through consistent productivity improvements, it may adversely impact our gross profit and gross margin. Further, additional potential acquisitions and international expansion will place increased demands on our operational, managerial, administrative and other resources. Managing our growth effectively will require us to continue to enhance our management systems, financial and management controls and information systems. We will also be required to hire, train and retain operational and sales personnel, which affects our operating margins.

        Government policies.    Decaying water systems in the United States will require critical drinking water and wastewater repairs, often led by municipal governments. Further, as U.S. states increase regulation on existing and emerging contaminants, we expect that our customers will increasingly require sustainable solutions to their water-related needs. In general, increased infrastructure investment and more stringent municipal, state and federal regulations promote increased spending on our products, services and solutions, while a slowdown in investment in public infrastructure or the elimination of key environmental regulations could result in lower industrial and municipal spending on water systems and products.

        Availability of water.    In general, we expect demand for our products and services to increase as the availability of clean water from public sources decreases. Secular trends that will drive demand for water across a multitude of industrial, commercial and municipal applications include global population growth, urbanization, industrialization and overall economic growth. In addition, the supply of clean water could be adversely impacted by factors including an aging water infrastructure within North

America and increased levels of water stress from seasonal rainfall, inadequate water storage options or treatment technologies. Because water is a critical component and byproduct of many processes, including in manufacturing and product development, we expect that, as global consumption patterns evolve and water shortages persist, demand for our equipment and services will continue to increase.

        Operational investment.    Our historical operating results reflect the impact of our ongoing investments to support our growth. We have made significant investments in our business that we believe have laid the foundation for continued profitable growth. We believe that our strengthened sales force, mergers and acquisitions team, enhanced information systems, research, development and engineering investments and other factors enable us to support our operating model.

        Our ability to source and distribute products effectively.    Our revenues are affected by our ability to purchase our inputs in sufficient quantities at competitive prices. While we believe our suppliers have adequate capacity to meet our current and anticipated demand, our level of revenues could be adversely affected in the event of constraints in our supply chain, including the inability of our suppliers to produce sufficient quantities of raw materials in a manner that is able to match demand from our customers.

        Fluctuation in quarterly results.    Our quarterly results have historically varied depending upon a variety of factors, including funding, readiness of projects and regulatory approvals. In addition, our contracts for large capital water treatment projects, systems and solutions for industrial, commercial and municipal applications are generally fixed-price contracts with milestone billings. As a result of these factors, our working capital requirements and demands on our distribution and delivery network may fluctuate during the year.

        Contractual relationships with customers.    Due to our large installed base and the nature of our contractual relationships with our customers, we have high visibility into a large portion of our revenue. The one- to twenty-year terms of many of our service contracts and the regular delivery and replacement of many of our products help to insulate us from the negative impact of any economic decline.

        Inflation and deflation trends.    Our financial results can be expected to be directly impacted by substantial increases in costs due to commodity cost increases or general inflation which could lead to a reduction in our revenues as well as greater margin pressure as increased costs may not be able to be passed on to customers. To date, changes in commodity prices and general inflation have not materially impacted our business.

        Exchange rates.    The reporting currency for our financial statements is the U.S. dollar. We operate in numerous countries around the world and therefore, certain of our assets, liabilities, revenues and expenses are denominated in functional currencies other than the U.S. dollar, primarily in the euro, U.K. sterling, Chinese renminbi, Canadian dollar, Australian dollar and Singapore dollar. To prepare our consolidated financial statements we must translate those assets, liabilities, revenues and expenses into U.S. dollars at the applicable exchange rate. As a result, increases or decreases in the value of the U.S. dollar against these other currencies will affect the amount of these items recorded in our consolidated financial statements, even if their value has not changed in the functional currency. While we believe we are not susceptible to any material impact on our results of operations caused by fluctuations in exchange rates because our operations are primarily conducted in the United States, if we expand our foreign operations in the future, substantial increases or decreases in the value of the U.S. dollar relative to these other currencies could have a significant impact on our results of operations.

        Public company costs.    As a result of our initial public offering, we will incur additional legal, accounting and other expenses that we did not previously incur, including costs associated with SEC reporting and corporate governance requirements. These requirements include compliance with the Sarbanes-Oxley Act as well as other rules implemented by the SEC and the NYSE. Our financial statements following our initial public offering will reflect the impact of these expenses. In addition, the one-time grant of stock-settled restricted stock unit awards made in connection with the initial public offering to certain members of management will result in increased non-cash stock-based compensation expense, which will be incremental to our ongoing stock-based compensation expense. This stock-based compensation expense is expected to be expensed beginning in the first fiscal quarter of fiscal 2018 and continuing over the following eight fiscal quarters. For more information, please see Item 11, "Executive Compensation—IPO Awards—Restricted Stock Units."

        Debt refinancings.    In October 2016, we repaid our senior secured second lien term loan facility in full and revolving credit loans then-outstanding and borrowed an additional $150.0 million of term loans under our term loan facility at lower rates.

        In August 2017, we completed an incremental financing of $80.0 million. In this transaction we combined the incremental debt tranche of approximately $183 million associated with the Neptune Benson acquisition, along with the new borrowings of $80 million into our existing first lien term loan tranche a lower interest rate. Proceeds from the incremental financing were used to repay $60 million of revolving credit facility borrowings and the remainder was placed on the balance sheet for general corporate purposes, including future acquisitions. We have the option to add one or more incremental term loans under our term loan facility or revolving credit facilities or increase commitments under our revolving credit facility. Further, our revolving credit facility and term loan facility are scheduled to mature in January 2019 and January 2021, respectively, and we will need to repay, refinance, replace or otherwise extend the maturity of our senior secured credit facilities. Accordingly, our results have been and will be impacted by substantial changes in our net interest expense throughout the periods presented and in the future. See "—Liquidity and Capital Resources" below.

How We Assess the Performance of Our Business

        In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenue, gross profit, gross margin, operating expenses, net income (loss) and Adjusted EBITDA.

  Revenue

        Our sales are a function of sales volumes and selling prices, each of which is a function of the mix of product and service sales, and consist primarily of:

  •
  sales of tailored light industry technologies, heavy industry technologies and environmental products, services and solutions in collaboration with our industrial customers, backed by lifecycle services including emergency response services and build-own-operate alternatives, to a broad group of industrial customers in our U.S., Canada and Singapore markets;

  •
  sales of products, services and solutions to engineering firms and municipalities to purify drinking water and treat wastewater globally; and

  •
  sales of a wide variety of differentiated products and technologies, to an array of OEM, distributor, end-user, engineering firm and integrator customers in all of our geographic markets and aftermarket channels.

  Cost of Sales, Gross Profit and Gross Margin

        Gross profit is determined by subtracting cost of product sales and cost of services from our product and services revenue. Gross margin measures gross profit as a percentage of our combined product and services revenue.

        Cost of product sales consists of all manufacturing costs required to bring a product to a ready for sale condition, including direct and indirect materials, direct and indirect labor costs including benefits, freight, depreciation, information technology, rental and insurance, repair and maintenance, utilities, other manufacturing costs, warranties and third party commissions.

        Cost of services primarily consists of the cost of personnel and travel for our field service, supply chain and technicians, depreciation of equipment and field service vehicles and freight costs.

  Operating Expenses

        Operating expenses consist primarily of sales and marketing, general and administrative and research and development expenses.

        Sales and Marketing.    Sales and marketing expenses consist primarily of advertising and marketing promotions of our products, services and solutions and related personnel expenses (including all Evoqua sales and application employees' base compensation and incentives), as well as sponsorship costs, consulting and contractor expenses, travel, display expenses and related amortization. We expect our sales and marketing expenses to increase as we continue to actively promote our products, services and solutions.

        General and Administrative.    General and administrative expenses consist of fixed overhead personnel expenses associated with our service organization (including district and branch managers, customer service, contract renewals and regeneration plant management). We expect our general and administrative expenses to increase due to the anticipated growth of our business and related infrastructure as well as legal, accounting, insurance, investor relations and other costs associated with becoming a public company.

        Research and Development.    Research and development expenses consist primarily of personnel expenses related to research and development, patents, sustaining engineering, consulting and contractor expenses, tooling and prototype materials and overhead costs allocated to such expenses. Substantially all of our research and development expenses are related to developing new products and services and improving our existing products and services. To date, research and development expenses have been expensed as incurred, because the period between achieving technological feasibility and the release of products and services for sale has been short and development costs qualifying for capitalization have been insignificant.

        We expect our research and development expenses to increase as we continue to invest in developing new products, services and solutions and enhancing our existing products, services and solutions.

  Net Income (Loss)

        Net income (loss) is determined by subtracting operating expenses and interest expense from, and adding other operating income (expense), equity income from our partnership interest in TWO and income tax benefit (expense) to, gross profit. For more information on how we determine gross profit, see "—Gross Profit."

  Adjusted EBITDA

        Adjusted EBITDA is one of the primary metrics used by management to evaluate the financial performance of our business. Adjusted EBITDA is defined as net income (loss) before interest expense, income tax benefit (expense) and depreciation and amortization, adjusted for the impact of certain other items, including restructuring and related business transformation costs, purchase accounting adjustment costs, non-cash stock-based compensation, sponsor fees, transaction costs and other gains, losses and expenses. We present Adjusted EBITDA, which is not a recognized financial measure under GAAP, because we believe it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. Further, we believe it is helpful in highlighting trends in our operating results, because it excludes the results of decisions that are outside the control of management, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management uses Adjusted EBITDA to supplement GAAP measures of performance as follows:

  •
  to assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance;

  •
  in our management incentive compensation which is based in part on components of Adjusted EBITDA;

  •
  in certain calculations under our senior secured credit facilities, which use components of Adjusted EBITDA.

  •
  to evaluate the effectiveness of our business strategies;

  •
  to make budgeting decisions; and

  •
  to compare our performance against that of other peer companies using similar measures.

        In addition to the above, our chief operating decision maker uses EBITDA of each reportable segment to evaluate the operating performance of such segments.

        You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. In addition, in evaluating Adjusted EBITDA, you should be aware that in the future, we may incur expenses similar to the adjustments in the presentation of Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, Adjusted EBITDA may not be comparable to similarly titled measures used by other companies in our industry or across different industries.

        The following is a reconciliation of our net income (loss) to Adjusted EBITDA:

	Fiscal Years Ended September 30
	2015	2016	2017
	(in thousands)
Net income (loss)	$(86,051)	$13,031	$6,410
Interest expense	34,060	42,518	55,377
Income tax (benefit) expense	47,905	(18,394)	7,417
Depreciation and amortization	58,139	69,289	77,886

EBITDA	$54,053	$106,444	$147,090
Restructuring and related business transformation costs(a)	32,842	43,075	51,331
Purchase accounting adjustment costs(b)	—	1,267	229
Stock-based compensation(c)	1,587	1,999	2,251
Sponsor fees(d)	5,012	3,758	4,174
Transaction costs(e)	—	5,374	7,342
Other gains, losses and expenses(f)	26,417	(1,864)	(4,750)

Adjusted EBITDA	$119,911	$160,053	$207,666

(a)
Represents:

(i)
costs and expenses in connection with various restructuring initiatives since the Acquisition, including severance costs, relocation costs, recruiting expenses, write-offs of inventory and fixed assets and third-party consultant costs to assist with these initiatives (includes (A) $16.9 million in fiscal 2016 (all of which is reflected as a component of Restructuring charges in Note 12, "Restructuring and Related Charges" in Part II, Item 8 of this Annual Report on Form 10-K) and $20.1 million in fiscal 2017 (all of which is reflected as a component of Restructuring charges in Note 12, "Restructuring and Related Charges" in Part II, Item 8 of this Annual Report on Form 10-K) related to our voluntary separation plan pursuant to which approximately 220 employees accepted separation packages, and (B) $9.2 million (of which $6.5 million is reflected as a component of Restructuring charges in Note 12, "Restructuring and Related Charges" in Part II, Item 8 of this Annual Report on Form 10-K) in fiscal 2015, $11.1 million (all of which is reflected as a component of Restructuring charges in Note 12, "Restructuring and Related Charges" in Part II, Item 8 of this Annual Report on Form 10-K) in fiscal 2016 and $13.2 million (of which $12.3 million is reflected as a component of Restructuring charges in Note 12, "Restructuring and Related Charges" in Part II, Item 8 of this Annual Report on Form 10-K) in fiscal 2017 related to various other initiatives implemented to restructure and reorganize our business with the appropriate management team and cost structure). Differences between amounts reflected as Restructuring charges in Note 12, "Restructuring and Related Charges" in Part II, Item 8 of this Annual Report on Form 10-K, and amounts reflected in this adjustment also relate to retention payments made to employees in fiscal 2015 of $2.5 million that have been reflected as components of Cost of product sales and services ($1.1 million), Research and development expense ($0.1 million), Sales and marketing expense ($1.0 million) and General and administrative expense ($0.3 million). Differences between amounts reflected as Restructuring charges in Note 12, "Restructuring and Related Charges" in Part II, Item 8 of this Annual Report on Form 10-K in fiscal 2016 and fiscal 2017 and amounts reflected in this adjustment relate primarily to impairment charges related to assets in our Italy operations that have been reflected as a component of Cost of product sales and services ($0.9 million);

  (ii)
  legal settlement costs and intellectual property related fees associated with legacy matters prior to the Acquisition, including fees and settlement costs related to product warranty litigation on MEMCOR products and certain discontinued products ($11.7 million in fiscal 2015, reflected as components of Cost of product sales and services ($10.7 million) and General and administrative expenses ($1.0 million), $5.1 million, primarily reflected as a component of Cost of product sales and services in fiscal 2016 and $2.5 million, primarily reflected as components of Cost of product sales and services ($0.4 million) and General and administrative expenses ($2.1 million) in fiscal 2017);

  (iii)
  expenses associated with our information technology and functional infrastructure transformation following the Acquisition, including activities to optimize information technology systems and functional infrastructure processes for a standalone business ($12.1 million, primarily reflected as components of Cost of product sales and services ($3.0 million), Research and development expense ($0.4 million), Sales and marketing expense ($0.3 million) and General and administrative expense ($8.4 million) in fiscal 2015, $9.5 million, primarily reflected as components of Cost of product sales and services ($3.6 million), Sales and marketing expense ($2.5 million), General and administrative expense ($3.1 million) and Research and development expense ($0.3 million) in fiscal 2016 and $7.3 million, primarily reflected as components of Cost of product sales and services ($3.3 million), Sales and marketing expense ($1.5 million), and General and administrative expense ($2.5 million) in fiscal 2017); and

  (iv)
  costs incurred by us in connection with the initial public offering, including consultant costs and public company compliance costs ($0.5 million in fiscal 2016, reflected as a component of General and administrative expense and $8.3 million in fiscal 2017, reflected as a component of General and administrative expense).

(b)
Represents adjustments for the effect of the purchase accounting step-up in the value of inventory to fair value recognized in cost of goods sold as a result of the Acquisition and the acquisition of Magneto.

(c)
Represents non-cash stock-based compensation expenses related to option awards. See Note 15, "Stock Option Plan" in Part II, Item 8 of this Annual Report on Form 10-K for further detail.

(d)
Represents management fees paid to AEA pursuant to the management agreement. Pursuant to the management agreement, AEA provided advisory and consulting services to us in connection with the Acquisition, including investment banking, due diligence, financial advisory and valuation services. AEA also provided ongoing advisory and consulting services (similar in nature to the services provided in connection with the Acquisition) to us pursuant to the management agreement. In connection with the initial public offering, the management agreement was terminated. See Item 13, "Certain Relationships and Related Party Transactions and Director Independence" and Note 18, "Related-Party Transactions" in Part II, Item 8 of this Annual Report on Form 10-K for further detail.

(e)
Represents expenses associated with acquisition and divestiture-related activities and post-acquisition integration costs and accounting, tax, consulting, legal and other fees and expenses associated with acquisition transactions ($5.4 million in fiscal 2016 and $7.3 million in fiscal 2017).

(f)
Represents:

(i)
impact of foreign exchange gains and losses ($19.0 million loss in fiscal 2015, $0.5 million loss in fiscal 2016 and $7.8 million gain in fiscal 2017);

(ii)
$3.5 million gain on the sale of assets, primarily related to the disposition of our non-core waste management location in Vernon, California (the "Vernon Disposition");

  (iii)
  foreign exchange impact related to headquarter allocations ($0.7 million gain in fiscal 2016, and $1.2 million loss in fiscal 2017); and

  (iv)
  expenses related to maintaining non-operational business locations ($7.4 million in fiscal 2015, $1.8 million in fiscal 2016 and $1.9 million in fiscal 2017).

Results of Operations

        The following tables summarize key components of our results of operations for the periods indicated:

	Fiscal Years Ended September 30
	2015	2016	2017
		(unaudited)
	(in thousands, except per share data)
Statement of Operations Data:
Revenue from product sales and services	$1,060,966	$1,137,196	$1,247,424
Cost of product sales and services	(768,549)	(804,131)	(847,673)

Gross profit	292,417	333,065	399,751
Research and development expense	(25,909)	(22,897)	(19,990)
Sales and marketing expense	(124,429)	(135,208)	(142,441)
General and administrative expense	(147,663)	(144,771)	(169,617)
Other operating (expense) income, net	74	6,966	1,501
Interest expense	(34,060)	(42,518)	(55,377)
Equity income of non-consolidated affiliate(1)	1,424	—	—

Loss before income taxes	(38,146)	(5,363)	13,827

Income tax benefit (expense)	(47,905)	18,394	(7,417)

Net income (loss)	(86,051)	13,031	6,410

Net income attributable to non-controlling interest	—	1,392	4,247

Net income (loss) attributable to the Company	$(86,051)	$11,639	$2,163

Weighted average shares outstanding
Basic	101,763	104,254	104,964
Diluted	101,763	106,161	108,055
Earnings (loss) per share
Basic	$(0.85)	$0.11	$0.02
Diluted	$(0.85)	$0.11	$0.02

(1)
We hold a 50% partnership interest in TWO, which, for the fiscal years ended September 30, 2014 and 2015, we accounted for under the equity method and did not consolidate, as we did not have a controlling financial interest based on the shared powers of both joint venture partners to direct the activities that most significantly impact TWO's financial performance. On October 1, 2015, a change occurred in the partnership structure of TWO such that we are now obligated to absorb all risk of loss up to 100% of the joint venture partner's equity. As such, the accounting for our 50% interest changed from equity method investment to full consolidation as a variable interest entity under ASC 810.

Fiscal Years Ended September 30, 2016 and September 30, 2017

	Fiscal Year Ended September 30,
	2016		2017
		% of Revenues		% of Revenues	% Variance
	(unaudited)
	(in thousands)
Revenue from product sales and services	$1,137,196	100.0%	$1,247,424	100.0%	9.7%
Cost of product sales and services	(804,131)	(70.7)%	(847,673)	(68.0)%	5.4%
Gross profit	333,065	29.3%	399,751	32.0%	20.0%
Research and development expense	(22,897)	(2.0)%	(19,990)	(1.6)%	(12.7)%
Sales and marketing expense	(135,208)	(11.9)%	(142,441)	(11.4)%	5.3%
General and administrative expense	(144,771)	(12.7)%	(169,617)	(13.6)%	17.2%
Other operating income (expense), net	6,966	0.6%	1,501	0.1%	(78.5)%
Interest expense	(42,518)	(3.7)%	(55,377)	(4.4)%	30.2%

Loss before income taxes	(5,363)	(0.5)%	13,827	1.1%	(357.8)%
Income tax benefit (expense)	18,394	1.6%	(7,417)	(0.6)%	(140.3)%

Net income (loss) before non-controlling interest	13,031	1.1%	6,410	0.5%	(50.8)%

Net income attributable to non-controlling interest	1,392	0.1%	4,247	0.3%	205.1%

Net income (loss) attributable to the Company	$11,639	1.0%	$2,163	0.2%	(81.4)%

Other financial data:
Adjusted EBITDA(1)	$160,053	14.1%	$207,666	16.6%	18.3%

(1)
For the definition of Adjusted EBITDA and a reconciliation to net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see "—How We Assess the Performance of Our Business—Adjusted EBITDA."

Consolidated Results

        Revenues—Revenues increased $110.2 million, or 9.7%, to $1,247.4 million in the fiscal year ended September 30, 2017 from $1,137.2 million in the fiscal year ended September 30, 2016.

        The following table provides the change in revenues from product sales and revenues from services, respectively:

	Fiscal Year Ended September 30, 2016	% of Revenues	Fiscal Year Ended September 30, 2017	% of Revenues	% Variance
Revenue from product sales	$587.1	51.6%	$675.0	54.1%	15.0%
Revenue from services	550.1	48.4%	572.4	45.9%	4.1%

	$1,137.2	100.0%	$1,247.4	100.0%	9.7%

        Revenues from product sales increased $87.9 million, or 15%, to $675.0 million in the fiscal year ended September 30, 2017 from $587.1 million in the fiscal year ended September 30, 2016. The increase in product revenues was primarily due to the acquisitions of Neptune-Benson, VAF, Delta UV, Magneto, ETS, Noble, ADI and Olson, which accounted for $68.1 million. The remaining increase was related to organic revenue growth of approximately $8.6 million in the power and microelectronics markets in the Asia region driven by product sales of electrodeionization equipment, $3.8 million from the Wallace and Tiernan business, $3.7 million from capital sales in the separation technologies product line, and $3.4 million from stronger sales of aquatic filters in the Americas region. The Municipal aftermarket business increased by $1.8 million predominantly in North America through both wastewater and MEMCOR. These revenue increases were offset by lower sales volumes in capital projects driving a decline of $2.0 million in revenues related to large project timing in both North America & United Kingdom, and $1.6 million of revenue decline related to our Italian operations in the year ended September 30, 2016 that did not reoccur due to the wind down of our operations in that geographic area.

        Revenues from services increased $22.3 million, or 4.1%, to $572.4 million in the fiscal year ended September 30, 2017 from $550.1 million in the fiscal year ended September 30, 2016. The increase was driven mainly by organic revenue growth, including volume driven increases in Industrial service revenue of approximately $27.7 million associated with higher U.S. customer production levels in the general manufacturing and pharmaceutical and healthcare end markets and new account penetration in the power and hydrocarbon and chemical processing end markets, and an increase of approximately $2.4 million related to our Municipal services business. These increases were offset by approximately $7.9 million in revenues related to our Vernon location in the year ended September 30, 2016 that did not reoccur because of the Vernon Disposition as of September 30, 2016.

        Cost of Sales and Gross Margin—Total gross margin increased to 32% in the fiscal year ended September 30, 2017 from 29.3% in the fiscal year ended September 30, 2016.

        The following table provides the change in cost of product sales and cost of services, respectively, along with related gross margins:

	Fiscal Year Ended September 30,
	2016		2017
		Gross Margin %		Gross Margin %
Cost of product sales	$407.4	30.6%	$445.9	33.9%
Cost of services	396.8	27.9%	401.8	29.8%

	$804.2	29.3%	$847.7	32.0%

        Cost of product sales increased by approximately $38.5 million in the fiscal year ended September 30, 2017 as compared to the fiscal year ended September 30, 2016. The increase in cost of product sales was primarily driven by the acquisitions of Neptune-Benson, VAF, Delta UV, Magneto, ETS, Noble, ADI and Olson, which accounted for $32.5 million. These accretive acquisitions were the primary driver of the increase of 330 basis points in gross margin percentage. The remaining increase in cost of product sales was due to organic growth driven by higher sales volumes due to increased U.S customer production levels in the general manufacturing and pharmaceutical and healthcare end markets and the power and microelectronics markets in the Asian region. These increases in cost of product sales were partially offset by a decrease of $2.2 million related to the wind down of our Italian operations.

        Cost of services increased by approximately $5.0 million in the fiscal year ended September 30, 2017 as compared to the fiscal year ended September 30, 2016. The increase in cost of services was related to an overall increase in revenue volume, offset by the benefits of cost efficiencies implemented as well as $7.6 million related to the cost of services attributable to the Vernon Disposition as of September 30, 2016.

        Operating Expenses—Operating expenses increased $29.2 million, or 9.6%, to $332.0 million in the fiscal year ended September 30, 2017 from $302.9 million in the fiscal year ended September 30, 2016.

The increase in operating expense was primarily due to expenses associated with the acquired companies of Neptune-Benson, VAF, Delta UV, Magneto, ETS, Noble, ADI and Olson, which accounted for $18.4 million of the operating expense increase. A discussion of operating expenses by category is as follows:

  Research and Development Expense—Research and development expenses decreased $2.9 million, or 12.7%, to $20.0 million in the fiscal year ended September 30, 2017 from $22.9 million in the fiscal year ended September 30, 2016. Research and development expenses increased $1.0 million with the acquisition of Magneto and their extensive research and development programs related to anode coatings, but was offset by decrease of approximately $1.5 million in research and development expenses in connection with the consolidation and restructuring of our Singaporean research and development center as well as a reduction of approximately $0.9 million associated with a restructuring program in the Municipal Segment implemented in December, 2016.. Additionally, we received reimbursements from the Singapore government for research and development credits in the fiscal year ended September 30, 2017 of approximately $1.3 million.

  Sales and Marketing Expense—Sales and marketing expenses increased $7.2 million, or 5.3%, to $142.4 million in the fiscal year ended September 30, 2017 from $135.2 million in the fiscal year ended September 30, 2016. The driving factor in the increase in sales and marketing expense was an increase of $10.9 million associated with the sales and marketing activities of the acquired companies of Neptune Benson, VAF, Delta UV, Magneto, ETS, Noble, ADI and Olson. This increase was offset by a decrease in the bad debt reserve of $2.5 million related to aligning our bad debt reserve in addition to recovering a receivable that had been previously written off.

  General and Administrative Expense—General and administrative expenses increased $24.8 million, or 17.2%, to $169.6 million in the fiscal year ended September 30, 2017 from $144.8 million in the fiscal year ended September 30, 2016. This increase in general and administrative expenses was partially due to the acquisitions of Neptune-Benson, VAF, Delta UV, Magneto, ETS, Noble, ADI and Olson, which accounted for $7.4 million of the increase. The balance of the increase in general and administrative expenses was primarily due to costs associated with the Company's strategic transaction process of $8.1 million, costs related to restructuring and the integration of acquisitions of $3.9 million and expenses incurred related to other various strategic projects or initiatives of approximately $2.2 million.

        Other Operating Income (Expense), Net—Other operating income decreased $5.5 million, or 78.5%, to $1.5 million of income in the fiscal year ended September 30, 2017 from $7.0 million of income in the fiscal year ended September 30, 2016. In the fiscal year ended September 30, 2016, we sold two locations, which resulted in a gain on sale. There were no similar transactions in the fiscal year ended September 30, 2017.

        Interest Expense—Interest expense increased $12.9 million, or 30.2%, to $55.4 million in the fiscal year ended September 30, 2017 from $42.5 million in the fiscal year ended September 30, 2016. The increase in interest expense was primarily due to an increase in borrowing in support of acquisitions, interest on capital leases and fees associated with our senior secured credit facilities.

        Income Tax Benefit (Expense)—Income tax was an expense of $7.4 million in the fiscal year ended September 30, 2017 as compared to a benefit of $18.4 million in the fiscal year ended September 30, 2016, an increase of 140.2%. The effective tax rate in the fiscal year ended September 30, 2017 was 53.6% as compared to 343.0% in the fiscal year ended September 30, 2016. This change was primarily the result of an increase in the valuation allowance during the fiscal year ended September 30, 2017, compared to a decrease in valuation allowance in the fiscal year ended September 30, 2016.

        Net Income—Net income decreased by $6.6 million, or 50.8%, to net income of $6.4 million for the fiscal year ended September 30, 2017 as compared to net income of $13.0 million for the fiscal year ended September 30, 2016. This decrease was primarily driven by increased tax expense of $7.4 million in the fiscal year ended September 30, 2017 as compared to a tax benefit of $18.4 million in the fiscal year ended September 30, 2016, a difference of $25.8 million. Furthermore, $12.9 million of additional interest expense was incurred in the fiscal year ended September 30, 2017. These factors offset the increased revenue volume and profitability associated with the acquisitions of Neptune-Benson, VAF, Delta UV, Magneto, ETS, Noble, ADI and Olson, which accounted for $11.6 million of increased net income for the fiscal year ended September 30, 2017. The increased volume and profitability as well as incremental benefits from restructuring activities and operational efficiencies that were implemented in the prior year (net of charges from additional restructuring actions taken in the fiscal year ended September 30, 2017) contributed the remaining $1.3 million to net income for the fiscal year ended September 30, 2017.

        Adjusted EBITDA—Adjusted EBITDA increased $47.6 million, or 29.7%, to $207.7 million for the fiscal year ended September 30, 2017 from $160.1 million for the fiscal year ended September 30, 2016. Increased volume and benefits from restructuring and operational efficiencies that we implemented in the current and prior fiscal year provided $27.0 million of the increase in Adjusted EBITDA. Additionally, revenue volume and profitability associated with prior year and current year acquisitions contributed approximately $20.6 million of the increase in Adjusted EBITDA.

Segment Results

	Fiscal Year Ended September 30,
	2016	2017	% Variance
	(unaudited)
	(in thousands)
Revenues
Industrial	$604,192	$643,405	6.5%
Municipal	278,000	278,608	0.2%
Products	255,004	325,411	27.6%

Total Consolidated	$1,137,196	$1,247,424	9.7%

Percentage of total consolidated revenues
Industrial	53.1%	51.6%
Municipal	24.4%	22.3%
Products	23.4%	26.1%

Total Consolidated	100.0%	100.0%

Operating Profit
Industrial	$91,396	$109,954	20.3%
Municipal	31,287	36,640	17.1%
Products	48,712	65,909	35.3%
Corporate	(134,240)	(143,299)	7.1%

Total Consolidated	$37,155	$69,204	86.3%

Operating profit as a percentage of total consolidated revenues
Industrial	8.0%	8.8%
Municipal	2.8%	2.9%
Products	4.3%	5.3%
Corporate	(11.8)%	(11.5)%

Total Consolidated	3.3%	5.5%

EBITDA
Industrial	$129,662	$149,442	15.3%
Municipal	39,434	44,777	13.5%
Products	55,099	77,422	40.5%
Corporate and unallocated costs	(117,751)	(124,551)	5.8%

Total Consolidated	$106,444	$147,090	38.2%

EBITDA as a percentage of total consolidated revenues
Industrial	11.4%	12.0%
Municipal	3.5%	3.6%
Products	4.8%	6.2%
Corporate and unallocated costs	(10.4)%	(10.0)%

Total Consolidated	9.4%	11.8%

        EBITDA on a segment basis is defined as earnings before interest, taxes, depreciation and amortization. The following is a reconciliation of our segment operating profit to EBITDA on a segment basis:

	Fiscal Year Ended September 30,
	2016			2017
	Industrial	Municipal	Products	Industrial	Municipal	Products
	(in thousands)
Operating Profit	$91.396	$31,287	$48,712	$109,954	$36,640	$65,909
Interest expense(1)	—	—	—	—	—	—
Income tax expense (benefit)(1)	—	—	—	—	—	—
Depreciation and amortization	38,266	8,147	6,387	39,488	8,137	11,513

EBITDA	$129,662	$39,434	$55,099	$149,442	$44,777	$77,422

(1)
Interest expense and Income tax expense (benefit) are corporate activities that are not allocated to our three reportable segments.

Industrial

        Revenues in the Industrial Segment increased $39.2 million, or 6.5%, to $643.4 million in the fiscal year ended September 30, 2017 from $604.2 million in the fiscal year ended September 30, 2016. The increase in revenues was primarily due to an increase in service revenues of $27.7 million driven by higher customer production levels in general manufacturing and pharmaceutical and healthcare end markets and new account penetration in power and hydrocarbon and chemical processing end markets. In addition, an increase of $19.4 million of revenue was attributable to our acquisitions of ETS, ADI and Noble during the fiscal year ended September 30, 2017. Our increased revenues were partially offset by a decrease of $7.9 million in revenues related to the Vernon Disposition as of September 30, 2016.

        Operating profit in the Industrial Segment increased $18.6 million, or 20.3%, to $110.0 million in the fiscal year ended September 30, 2017 from $91.4 million in the fiscal year ended September 30, 2016. The increase in operating profit was primarily related to an increase in volume of $9.4 million as well as $9.8 million of benefits experienced as a result of our Value Creator initiatives. Value Creator benefits include carry over benefits from operational efficiency initiatives that we implemented in the prior fiscal year.

        EBITDA in the Industrial Segment increased $19.8 million, or 15.3%, to $149.4 million in the fiscal year ended September 30, 2017 from $129.7 million in the fiscal year ended September 30, 2016. The increase in EBITDA resulted from the same factors which impacted operating profit in the Industrial Segment during this period.

Municipal

        Revenues in the Municipal Segment increased slightly by $0.6 million, or 0.2%, to $278.6 million in the fiscal year ended September 30, 2017 from $278.0 million in the fiscal year ended September 30, 2016. Excluding the operations in Italy, which we are in the process of closing and resulted in a decline of $1.6 million over the same period, the overall business grew by $2.2 million, or 0.8%. Excluding Italy, the aftermarket and services revenues are up 3.3% and 2.5% respectively, while capital revenues declined by 1.6%. Timing in capital was offset by growth in both the Municipal Services and wastewater and MEMCOR aftermarket revenues as compared to the prior fiscal year.

        Operating profit in the Municipal Segment increased $5.4 million, or 17.1%, to $36.6 million in the fiscal year ended September 30, 2017 from $31.3 million in the fiscal year ended September 30, 2016.

The increase in operating profit was primarily due to the continued Value Creator benefits in both project execution and ePro of $2.4 million, benefits from the alignment to a more customer focused organizational structure of $2.8 million, and reduced warranty expense of $1.3 million. This was partially offset by increased labor costs of approximately $1.8 million.

        EBITDA in the Municipal Segment increased $5.3 million, or 13.5%, to $44.8 million in the fiscal year ended September 30, 2017 from $39.4 million in the fiscal year ended September 30, 2016. EBITDA increased as a result of the same factors which impacted operating profit in the Municipal Segment during this period.

Products

        Revenues in the Products Segment increased $70.4 million, or 27.6%, to $325.4 million in the fiscal year ended September 30, 2017 from $255.0 million in the fiscal year ended September 30, 2016. The increase in revenues was primarily due to the acquisitions of Neptune-Benson, VAF, Delta UV, Magneto and Olson. These acquisitions accounted for an aggregate of $48.7 million of the increased revenues. The Products Segment also increased revenues in the amount of $9.2 million in our power and microelectronics markets. These increases were principally due to higher product sales of electrodeionization equipment in our legal entity in China. Additionally, there were increases of $7.7 million due to growth in the aquatics and disinfection division and $3.7 million from stronger capital sales.

        Operating profit in the Products Segment increased $17.2 million, or 35.3%, to $65.9 million in the fiscal year ended September 30, 2017 from the $48.7 million in the fiscal year ended September 30, 2016. The increase in operating profit was primarily due to the additional revenue volume and profitability associated with the acquisitions of Neptune-Benson, VAF, Delta UV, Magneto and Olson. These acquisitions accounted for $10.1 million of the operating profit increase in the year ended September 30 2017. The aquatics and disinfection division saw operating profit grow $4.7 million in the fiscal year ended September 30, 2017. Operating profit in the electrodeionization equipment product lines also improved due to the increased revenues of $5.8 million in the Asia region, which accounted for $1.6 million in additional operating profit. Lastly, operating profit in the marine end markets improved $1.1 million.

        EBITDA in the Products Segment increased $22.3 million, or 40.5%, to $77.4 million in the fiscal year ended September 30, 2017 from $55.1 million in the fiscal year ended September 30, 2016, with $15.6 million attributable to the Neptune-Benson, VAF, Delta UV, Magneto and Olson. The balance of $6.7 million was due to growth in the other product lines and reduced operating expenses from restructuring in the prior period.

Fiscal Years Ended September 30, 2015 and September 30, 2016

	Fiscal Years Ended September 30
	2015		2016
		% of Revenues		% of Revenues	% Variance
	(in thousands)
Revenue from product sales and services	$1,060,966	100%	$1,137,196	100%	7.2%
Cost of product sales and services	(768,549)	(72.4)%	(804,131)	(70.7)%	4.6%

Gross profit	292,417	27.6%	333,065	29.3%	13.9%
Research and development expense	(25,909)	(2.4)%	(22,897)	(2.0)%	(11.6)%
Sales and marketing expense	(124,429)	(11.7)%	(135,208)	(11.9)%	8.7%
General and administrative expense	(147,663)	(13.9)%	(144,771)	(12.7)%	(2.0)%
Other operating income (expense), net	74	0.0%	6,966	0.6%	N/M
Interest expense	(34,060)	(3.2)%	(42,518)	(3.7)%	24.8%
Equity income of a non-consolidated affiliate(1)	1,424	0.1%	—	—%	N/M

Loss before income taxes	(38,146)	(3.6)%	(5,363)	(0.5)%	(85.9)%
Income tax benefit (expense)	(47,905)	(4.5)%	18,394	1.6%	138.4%

Net income (loss)	(86,051)	(8.1)%	13,031	1.1%	115.1%

Net income attributable to non-controlling interest	—	—%	1,392	0.1%	N/M

Net income (loss) attributable to the Company	$(86,051)	(8.1)%	$11,639	1.0%	113.5%

Other financial data:
Adjusted EBITDA(2)	$119,911	11.3%	$160,053	14.1%	33.5%

(1)
We hold a 50% partnership interest in TWO, which, for the fiscal years ended September 30, 2014 and 2015, we accounted for under the equity method and did not consolidate, as we did not have a controlling financial interest based on the shared powers of both joint venture partners to direct the activities that most significantly impact TWO's financial performance. On October 1, 2015, a change occurred in the partnership structure of TWO such that we are now obligated to absorb all risk of loss up to 100% of the joint venture partner's equity. As such, the accounting for our 50% interest changed from equity method investment to full consolidation as a variable interest entity under ASC 810.

(2)
For the definition of Adjusted EBITDA and a reconciliation to net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see "—How We Assess the Performance of Our Business—Adjusted EBITDA."

N/M—Not meaningful

Consolidated Results

        Revenues—Revenues increased $76.2 million, or 7.2%, to $1,137.2 million in the fiscal year ended September 30, 2016 from $1,061.0 million in the fiscal year ended September 30, 2015.

        The following table provides the change in revenues from product sales and revenues from services, respectively:

	Fiscal Years Ended September 30,
	2015		2016
		% of Revenues		% of Revenues	% Variance
Revenue from product sales	$533.7	50.3%	$587.1	51.6%	10.0%
Revenue from services	527.3	49.7%	550.1	48.4%	4.3%

	$1,061.0	100.0%	$1,137.2	100.0%

        Revenues from product sales increased $53.4 million, or 10.0%, to $587.1 million in the fiscal year ended September 30, 2016 from $533.7 million in the fiscal year ended September 30, 2015. The increase in revenues was primarily due to the acquisitions of Neptune-Benson, VAF, Delta UV, ETS and Magneto. These acquisitions accounted for $44.4 million of the increase in product revenues. Other areas of product revenue growth included an increase in the execution of capital project orders of approximately $17.3 million as compared to the prior year in the power and pulp and paper end markets, as well as an increase of approximately $7.8 million for products related to highly purified water in the microelectronics and power markets with the establishment of a new legal entity and sales presence in the China market. This increase was partially offset by delays in the marine and power product retrofit markets, which experienced a decrease in product revenues of approximately $14.0 million.

        Revenues from services increased $22.8 million, or 4.3%, to $550.1 million in the fiscal year ended September 30, 2016 from $527.3 million in the fiscal year ended September 30, 2015. Service and capital system support revenues increased in the power, hydrocarbon and chemical processing end markets for approximately $6.4 million, driven by penetration into new and existing customer accounts, as well as service business growth in the Municipal Segment for approximately $4.4 million through geographical expansion and rollout of new service offerings. The consolidation of TWO, our joint venture that sells water management equipment and services, also accounted for approximately $11.6 million of the increase in service revenues.

        Cost of Sales and Gross Margin—Total gross margin increased to 29.3% in the fiscal year ended September 30, 2016 from 27.6% in the fiscal year ended September 30, 2015.

        The following table provides the change in cost of product sales and cost of services, respectively, along with related gross margins:

	Fiscal Years Ended September 30,
	2015		2016
		Gross Margin %		Gross Margin %
Cost of product sales	$385.2	27.8%	$407.4	30.6%
Cost of services	383.3	27.3%	396.8	27.9%

	$768.5	27.6%	$804.2	29.3%

        Cost of product sales increased by approximately $22.2 million in the year ended September 30, 2016 as compared to the year ended September 30, 2015. The increase in cost of sales for our products business was primarily due to the impact of the acquisitions of Neptune-Benson, VAF, Delta UV and Magneto. These acquisitions accounted for $21.2 million of the increase in cost of sales as well as a corresponding gross profit increase of approximately $23.2 million and were the primary driver of the 2.8% increase in gross margin. Increases in revenues related to capital project orders and sales in the microelectronics and power markets drove an increase in cost of sales of approximately $17.4 million, however, purchasing and supply chain productivity measures that were implemented to adjust for the standalone nature of the Company supported a reduction in cost of sales of approximately $6.2 million. Cost of product sales was also favorably impacted by the final stages of the wind down of our Italian operations, which drove a decrease of approximately $11.7 million in cost of sales and a corresponding increase in gross profit of $4.5 million as compared to the prior year. Additionally, commensurate with the delays in revenues, cost of sales were reduced in the marine and power product retrofit markets by approximately $9.7 million.

        Cost of services increased approximately $13.5 million in the year ended September 30, 2016 as compared to the year ended September 30, 2015. This was commensurate with the increase in revenue volume, offset by the beneficial impact of various restructuring initiatives put in place over the previous period.

        Operating Expenses—Operating expenses increased $4.9 million, or 1.6%, to $302.9 million in the fiscal year ended September 30, 2016 from $298.0 million in the fiscal year ended September 30, 2015. The largest driver in the increase in operating expenses was primarily due to the acquisitions of Neptune-Benson, VAF and Delta UV accounting for $9.8 million of the operating expense increase and Magneto accounting for $2.7 million of the increase. These increases in operating expenses were offset with decreases in expenses in the other segments. A discussion of operating expenses by category is as follows:

  Research and Development Expense—Research and development expenses decreased $3.0 million, or 11.6%, to $22.9 million in the fiscal year ended September 30, 2016 from $25.9 million in the fiscal year ended September 30, 2015. Research and development expenses increased $0.2 million with the acquisition of Magneto and their extensive research and development programs related to anode coatings.

  Sales and Marketing Expense—Sales and marketing expenses increased $10.8 million, or 8.7%, to $135.2 million in the fiscal year ended September 30, 2016 from $124.4 million in the fiscal year ended September 30, 2015. The driving factor for the increase in sales and marketing expenses associated with reinvigoration and expansion of the sales force, which drove an increase in salaries and benefits of approximately $9.8 million, coupled with implementation of sales initiatives such as training and rebranding, which incurred approximately $1.2 million of additional cost.

  General and Administrative Expense—General and administrative expenses decreased $2.9 million, or 2.0%, to $144.8 million in the fiscal year ended September 30, 2016 from $147.7 million in the fiscal year ended September 30, 2015. The acquisitions of Neptune-Benson, VAF, Delta UV and Magneto accounted for a $11.7 million increase in general and administrative expenses, which was offset by a $14.6 million decrease in general and administrative expenses as a result of restructuring actions and other cost savings initiatives taken across the business.

        Other Operating Income, Net—Other operating income increased $6.9 million to $7.0 million in the fiscal year ended September 30, 2016 from $0.1 million in the fiscal year ended September 30, 2015. The increase in other operating income was primarily due to a gain on disposal of assets, including the Vernon Disposition.

        Interest Expense—Interest expense increased $8.4 million, or 24.8%, to $42.5 million in the fiscal year ended September 30, 2016 from $34.1 million in the fiscal year ended September 30, 2015. The increase in interest expense is due to an increase in borrowing for acquisitions, interest on capital leases and fees associated with our senior secured credit facilities.

        Income Tax Benefit (Expense)—Income tax expense decreased $66.3 million, or 138.4%, to an income tax benefit of $18.4 million in the fiscal year ended September 30, 2016 from an expense of

$47.9 million in the fiscal year ended September 30, 2015. The effective tax rate in the fiscal year ended September 30, 2016 was 343.0% compared to an effective tax rate of (125.6)% in the fiscal year ended September 30, 2015. The decrease in income tax expense and effective tax rate in the fiscal year ended September 30, 2016 was primarily due to the benefit resulting from the release of valuation allowance as a result of additional deferred tax liabilities recognized in connection with the Neptune-Benson Acquisition.

        Net Income—Net income increased $99.1 million, or 115.1%, to net income of $13.0 million for the fiscal year ended September 30, 2016 from a net loss of $86.1 million for the fiscal year ended September 30, 2015. The primary driver of the increase in net income was the transition from a large tax expense of $47.9 million in the fiscal year ended September 30, 2015 to a tax benefit of $18.4 million in the fiscal year ended September 30, 2016, a change of approximately $66.3 million. The change in tax expense was related to the establishment and subsequent partial release of valuation allowance. Additional contributors to the increase in net income included the improvement in gross profit of approximately $40.7 million driven by revenue volume and profitability as discussed above, as well as the increase in other operating income of approximately $6.9 million discussed above. These contributors to net income were offset by the overall increase in operating expenses of approximately $4.9 million.

        Adjusted EBITDA—Adjusted EBITDA increased $40.2 million, or 33.5%, to $160.1 million for the fiscal year ended September 30, 2016 from $119.9 million for the fiscal year ended September 30, 2015. Increased volume and carry over benefits from restructuring and operational efficiencies that we implemented in the prior year provided $17.1 million of the increase in Adjusted EBITDA. Additionally, revenue volume and profitability associated with the acquisitions of Neptune-Benson, VAF, Delta UV and Magneto contributed approximately $15.9 million of the increase in Adjusted EBITDA, while the final stages in closure of our Italian operations improved our profitability by $5.9 million for the fiscal year ended September 30, 2016.

Segment Results

	Fiscal Years Ended September 30,
	2015	2016	% Variance
	(in thousands)
Revenues
Industrial	$569,007	$604,192	6.2%
Municipal	273,574	278,000	1.6%
Products	218,335	255,004	16.8%
Other	50	—	N/M

Total Consolidated	$1,060,966	$1,137,196	7.2%

Percentage of total consolidated revenues
Industrial	53.6%	53.1%
Municipal	25.8%	24.4%
Products	20.6%	22.5%

Total Consolidated	100%	100%

Operating Profit
Industrial	$86,316	$91,396	5.9%
Municipal	22,141	31,287	41.3%
Products	37,528	48,712	29.8%
Corporate	(150,071)	(134,240)	(10.5)%

Total Consolidated	$(4,086)	$37,155	N/M

Operating profit as a percentage of total consolidated revenues
Industrial	8.1%	8.0%
Municipal	2.1%	2.8%
Products	3.5%	4.3%
Corporate	(14.1)%	(11.8)%

Total Consolidated	(0.4)%	3.3%

EBITDA
Industrial	$116,883	$129,662	10.9%
Municipal	29,797	39,434	32.3%
Products	39,223	55,099	40.5%
Corporate and unallocated costs	(131,850)	(117,751)	(10.7)%

Total Consolidated	$54,053	$106,444	96.9%

EBITDA as a percentage of total consolidated revenues
Industrial	11.0%	11.4%
Municipal	2.8%	3.5%
Products	3.7%	4.8%
Corporate and unallocated costs	(12.4)%	(10.4)%

Total Consolidated	5.1%	9.4%

  N/M—Not meaningful

        EBITDA on a segment basis is defined as earnings before interest, taxes, depreciation and amortization. The following is a reconciliation of our segment operating profit to EBITDA on a segment basis:

	Fiscal Years Ended September 30,
	2015			2016
	Industrial	Municipal	Products	Industrial	Municipal	Products
	(in thousands)
Operating Profit	$86,316	$22,141	$37,528	$91,396	$31,287	$48,712
Interest expense(1)	—	—	—	—	—	—
Income tax expense (benefit)(1)	—	—	—	—	—	—
Depreciation and amortization	30,567	7,656	1,695	38,266	8,147	6,387

EBITDA	$116,883	$29,797	$39,223	$129,662	$39,434	$55,099

(1)
Interest expense and Income tax expense (benefit) are corporate activities that are not allocated to our three reportable segments.

Industrial

        Revenues in the Industrial Segment increased $35.2 million, or 6.2%, to $604.2 million in the fiscal year ended September 30, 2016 from $569.0 million in the fiscal year ended September 30, 2015. The increase in revenues was primarily due to the execution of an additional $17.3 million of capital project orders compared to the prior fiscal year in the power, pulp and paper end markets. Service and capital system revenues increased in power and hydrocarbon and chemical processing end markets by $6.4 million, driven by penetration into new and existing accounts. In addition the consolidation of TWO drove a net increase in revenue of $11.6 million. This increase was partially offset by a decline in aftermarket revenue.

        Operating profit in the Industrial Segment increased $5.1 million, or 5.9%, to $91.4 million in the fiscal year ended September 30, 2016 from $86.3 million in the fiscal year ended September 30, 2015. The increase in operating profit was primarily due to increased volume of $5.8 million. Additionally, as part of the Value Creator program we initiated ePro activities, which resulted in a reduction to costs of $1.8 million and operational improvements in supply chain that resulted in reduced warranty expense and liabilities of $1.6 million. These benefits were partially offset by unfavorable product mix of $4.3 million driven by large capital revenue that carries lower margins.

        EBITDA in the Industrial Segment increased $12.8 million, or 10.9%, to $129.7 million in the fiscal year ended September 30, 2016 from $116.9 million in the fiscal year ended September 30, 2015. The increase in EBITDA was primarily a result of the same factors which impacted operating profit in the Industrial Segment during this period. In addition, our ePro initiatives included a program to optimize fleet vehicles. This program resulted in a reduction to the fleet size, upgrades to vehicles to improve service technician productivity and conversion of the relevant contract from an operating lease to a capital lease resulting in a total increase to EBITDA of $6.8 million. These benefits were partially offset by the same factors affecting operating profit during this period.

Municipal

        Revenues in the Municipal Segment increased $4.4 million, or 1.6%, to $278.0 million in the fiscal year ended September 30, 2016 from $273.6 million in the fiscal year ended September 30, 2015. The increase in revenues was primarily due to volume sold in both our service business, through geographical expansion and new product rollouts delivering $6.6 million increase from the prior year, and growth in aftermarket $6.4 million. This is offsetting a decline of $4.5 million in capital due project timing. This revenue growth was also partially offset by a decline of $4.1 million in revenues due to the final stages in closure of our Italian operations.

        Operating profit in the Municipal Segment increased $9.2 million, or 41.3%, to $31.3 million in the fiscal year ended September 30, 2016 from $22.1 million in the fiscal year ended September 30, 2015. The increase in operating profit excluding Italy was primarily due to $2.6 million from volume, and the implementation of the Value Creator program, which delivered efficiencies in order execution and $2.8 million savings in ePro. The final stages in closure of our Italian operations improved our operating profit by $5.9 million, while operational efficiencies in both project execution and ePro noted above, and continued alignment to a more customer focused organizational structure favorably drove the results by $2.1 million. This increase was partially offset by sales investments.

        EBITDA in the Municipal Segment increased $9.6 million, or 32.3%, to $39.4 million in the fiscal year ended September 30, 2016 from $29.8 million in the fiscal year ended September 30, 2015. EBITDA increased because of the same factors that affected operating profit in the Municipal Segment during this period, with the addition of our fleet optimization as part of our Value Creator program, converting it from an operating lease to a capital lease driving an increase of approximately $0.8 million in EBITDA.

Products

        Revenues in the Products Segment increased $36.7 million, or 16.8%, to $255.0 million in the fiscal year ended September 30, 2016 from $218.3 million in the fiscal year ended September 30, 2015. The increase was primarily due to the acquisitions of Neptune-Benson, VAF, Delta UV and Magneto which accounted for $42.9 million of additional revenues. The increase was partially offset by delays in the marine and power product retrofit markets which experienced a decrease in product revenues of $14.0 million. Revenues for highly purified water in the microelectronics and power markets increased by $7.8 million with the establishment of a new legal entity and sales presence in China.

        Operating profit in the Products Segment increased $11.2 million, or 29.8%, to $48.7 million in the fiscal year ended September 30, 2016 from $37.5 million in the fiscal year ended September 30, 2015. The increase in operating profit was primarily due to the Neptune-Benson, VAF, Delta UV and Magneto acquisitions. The declines in operating profit in the electrochlorination, dewatering and intake product lines were offset by increases in the IonPure product line with our expansion in China.

        EBITDA in the Products Segment increased $15.9 million, or 40.5%, to $55.1 million in the fiscal year ended September 30, 2016 from $39.2 million in the fiscal year ended September 30, 2015. The increase in EBITDA was primarily due to the Neptune-Benson, VAF, Delta UV and Magneto acquisitions.

Liquidity and Capital Resources

        Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, other commitments and contractual obligations. We consider liquidity in terms of cash flows from operations and their sufficiency to fund our operating and investing activities.

        Our principal sources of liquidity are our cash generated by operating activities and borrowings under our Revolving Credit Facility (as defined below). Historically, we have financed our operations primarily from cash generated from operations and periodic borrowings under our Revolving Credit Facility. Our primary cash needs are for day to day operations, to pay interest and principal on our indebtedness, to fund working capital requirements and to make capital expenditures.

        We expect to continue to finance our liquidity requirements through internally generated funds and borrowings under our Revolving Credit Facility. We believe that our projected cash flows generated from operations, together with borrowings under our Revolving Credit Facility are sufficient to fund our principal debt payments, interest expense, our working capital needs and our expected capital expenditures for the next twelve months. Our capital expenditures for the fiscal year ended September 30, 2017 were $57.8 million. However, our budgeted capital expenditures can vary from period to period based on the nature of capital intensive project awards. We may draw on our Revolving Credit Facility from time to time to fund or partially fund an acquisition.

        In connection with the Acquisition, we entered into the "Senior Secured Credit Facilities," which originally consisted of (a) a seven-year $505.0 million senior secured first lien term loan facility (the "Term Loan Facility"), scheduled to mature on January 15, 2021 and a $75.0 million senior secured revolving credit facility (the "Revolving Credit Facility"), scheduled to mature on January 15, 2019 and (b) a seven-year $75.0 million senior secured second lien term loan facility, scheduled to mature on January 15, 2022 (which is no longer outstanding). On April 15, 2016, we entered into an amendment to our first lien credit agreement, dated as of January 15, 2014 (the "First Lien Credit Agreement"), to borrow an additional $185.0 million of term loans under our Term Loan Facility to fund a portion of the consideration for the Neptune-Benson Acquisition. On October 28, 2016, we entered into an amendment to the First Lien Credit Agreement to (i) borrow an additional $150.0 million of term loans under our Term Loan Facility to fund our repayment in full of our second lien facility and revolving credit loans then outstanding and (ii) increase commitments under the Revolving Credit Facility by $20.0 million to a total of $95.0 million. On August 8, 2017, we entered into another amendment to the First Lien Credit Agreement pursuant to which we (i) borrowed approximately $262.7 million in refinancing term loans, the net proceeds of which were used to refinance in their entirety the loans incurred in connection with the Neptune-Benson Acquisition and (ii) increased the amount of our existing Term Loan Facility by borrowing $80.0 million of incremental term loans under the Term Loan Facility, the net proceeds of which were used to repay $60.0 million of revolving credit loans then outstanding under the Revolving Credit Facility and to pay related fees and expenses, and for other general corporate purposes (including permitted acquisitions and permitted investments pursuant to the First Lien Credit Agreement). On November 7, 2017, we used a portion of the proceeds of our initial public offering to repay approximately $104.9 million of indebtedness (including accrued and unpaid interest) under the Term Loan Facility. Our Senior Secured Credit Facilities also include an uncommitted incremental facility, which, subject to certain conditions, provides for additional term loans and/or revolving loans in an aggregate amount that does not cause our first lien net leverage ratio to exceed 4.50 to 1.00 (calculated as the ratio of consolidated funded first lien debt for borrowed money (net of unrestricted cash and cash equivalents) to trailing four-quarter Consolidated EBITDA (as defined therein), plus an additional $100 million (excluding incremental revolving credit loans or increases in revolving credit commitments not exceeding $30.0 million) (all of which remained available as of September 30, 2017).

        As of September 30, 2017, we had total indebtedness of $906.8 million, including $896.6 million of borrowings under the Term Loan Facility, no borrowings under our revolving credit facility, and $10.2 million in borrowings related to a BOO financing. We also had $6.7 million of letters of credit issued under our $95.0 million Revolving Credit Facility and an additional $10.6 million of letters of credit issued under a separate uncommitted facility as of September 30, 2017.

        The Senior Secured Credit Facilities contain a number of covenants imposing certain restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on our business operations, include limitations on our or our subsidiaries' ability to:

  •
  incur or guarantee additional indebtedness;

  •
  make certain investments;

  •
  pay dividends or make distributions on our capital stock;

  •
  sell assets, including capital stock of restricted subsidiaries;

  •
  agree to payment restrictions affecting our restricted subsidiaries;

  •
  consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

  •
  enter into transactions with our affiliates;

  •
  incur liens; or

  •
  designate any of our subsidiaries as unrestricted subsidiaries.

        We are a holding company and do not conduct any business operations of our own. As a result, our ability to pay cash dividends on our common stock, if any, is dependent upon cash dividends and distributions and other transfers from our operating subsidiaries. Under the terms of our Senior Secured Credit Facilities, our operating subsidiaries are currently limited in their ability to pay cash dividends to us, and we expect these limitations to continue in the future under the terms of any future credit agreement or any future debt or preferred equity securities of ours or of our subsidiaries.

        In addition, our Revolving Credit Facility, but not the Term Loan Facility, contains a financial covenant which requires us to comply with the maximum first lien net leverage ratio of 5.55 to 1.00 as of the last day of any quarter on which the aggregate amount of revolving loans and letters of credit outstanding under the Revolving Credit Facility (net of cash collateralized letters of credit and undrawn outstanding letters of credit in an amount of up to 50% of the Revolving Credit Facility) exceeds 25% of the total commitments thereunder.

        As of September 30, 2016 and September 30, 2017, we were in compliance with the covenants contained in the Senior Secured Credit Facilities.

        Our indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations. See Item 1A, "Risk Factors—Our substantial indebtedness could adversely affect our financial condition and limit our ability to raise additional capital to fund our operations."

Cash Flows

        The following table summarizes the changes to our cash flows for the periods presented:

	Fiscal Year Ended September 30,
	2015	2016	2017
	(in thousands)
Statement of Cash Flows Data
Net cash provided by (used in) operating activities	$41,944	$31,919	$28,502
Net cash provided by (used in) investing activities	(46,866)	(344,610)	(134,895)
Net cash provided by (used in) financing activities	(6,263)	191,389	114,519
Effect of exchange rate changes on cash	(5,225)	2,637	766

Change in cash and cash equivalents	$(16,410)	$(118,665)	$8,892

Operating Activities

        Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for restructuring activities and other items impact reported cash flows.

        Net cash provided by operating activities decreased to $28.5 million in the fiscal year ended September 30, 2017 from $31.9 million in the fiscal year ended September 30, 2016.

  •
  Operating cash flows in the fiscal year ended September 30, 2017 reflect a decrease in net income of $6.6 million as compared to the fiscal year ended September 30, 2016 and increased non-cash charges of $42.4 million primarily relating to deferred taxes and increased depreciation and amortization. The increased deferred tax impacts relate to increases in valuation allowances as compared to the fiscal year ended September 30, 2016 primarily driven by an increase in net operating losses incurred.

  •
  The aggregate of receivables, inventories, cost and earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs incurred on uncompleted contracts used $61.3 million in operating cash flows in the fiscal year ended September 30, 2017 compared to $10.1 million in operating cash flows in the fiscal year ended September 30, 2016. The amount of cash flow generated from or used by the above mentioned accounts depends upon how effectively we manage our cash conversion cycle, which is a representation of the number of days that elapse from the date of purchase of raw materials and components to the collection of cash from customers. Our cash conversion cycle can be significantly impacted by the timing of collections and payments in a period. Further, as it relates to capital projects, fiscal 2017 represented a continued rebuilding of the pipeline of capital projects as compared to the period prior to the Acquisition, which represented a depletion of the pipeline of capital projects. This build-up of capital project activity contributed to the variability of accounts receivable, inventories, excess billings on uncompleted contracts or billings in excess of costs incurred on uncompleted contracts from period to period.

  •
  The aggregate of prepaid expense and other assets and other non current assets and liabilities used $6.6 million in operating cash flows in the fiscal year ended September 30, 2017 compared to $17.3 million provided in the fiscal year ended September 30, 2016. The use of operational cash flow in the period ended September 30, 2017 was primarily related to the reduction of a long term lease receivable in addition and increase in the lease liability offset by a change in pension liability.

  •
  Accrued expenses and other liabilities used $2.2 million in operating cash flows in the fiscal year ended September 30, 2017 compared to a use of $31.4 million in the fiscal year ended September 30, 2016. The use of operational cash flow in both periods resulted primarily from capital lease activity and timing of cash payments for various employee-related liabilities.

        Net cash provided by operating activities decreased $10.0 million to $31.9 million in the fiscal year ended September 30, 2016 from $41.9 million in the fiscal year ended September 30, 2015. This decrease was primarily due to the following:

  •
  Operating cash flows in the fiscal year ended September 30, 2016 reflected an increase in net income of $99.1 million from fiscal 2015. Net income in fiscal 2016 included a benefit from the relief of the income tax valuation allowance of $15.4 million compared to establishing an income tax valuation allowance of $63.3 million in fiscal 2015. Additionally in fiscal 2016, net income included the non-cash impact of foreign currency losses for intracompany loans primarily denominated in euro of $0.1 million compared to $19.3 million in fiscal 2015.

  •
  The aggregate of receivables, inventories, cost and earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs incurred on uncompleted contracts used $14.5 million in operating cash flows in fiscal 2016 compared to $19.9 million of operating cash flows provided in fiscal 2015. The amount of cash flow generated from or used by the above mentioned accounts depends upon how effectively we manage our cash conversion cycle, which is a representation of the number of days that elapse from the date of purchase of raw materials and components to the collection of cash from customers. Our cash conversion cycle can be significantly impacted by the timing of collections and payments in a period. Further, as it relates to capital projects, fiscal 2016 represented a continued rebuilding of the pipeline of capital projects as compared to the period prior to the Acquisition, which represented a depletion of the pipeline of capital projects. This build-up of capital project activity contributed to the variability of accounts receivable, inventories, excess billings on uncompleted contracts or billings in excess of costs incurred on uncompleted contracts from period to period.

  •
  Accrued expenses and other liabilities used $31.4 million in operating cash flows in fiscal 2016 compared to $14.6 million used in fiscal 2015. This increased use of operational cash flow resulted primarily from the timing of cash payments for various employee-related and other restructuring activities during fiscal 2016 compared to fiscal 2015.

  •
  The aggregate of non-current assets and non-current liabilities provided $16.0 million in operating cash flows in fiscal 2016 compared to $3.2 million used in fiscal 2015. The cash flows related to this increase in fiscal 2016 include an increase in pension liabilities of $8.1 million compared to a decrease of pension liability of $0.3 million in fiscal 2015, driven by declines in discount rates used to value projected benefit obligations. Additionally, $8.8 million of long term capital leases were entered into in fiscal 2016.

Investing Activities

        Net cash used in investing activities decreased $209.7 million from $344.6 million in the fiscal year ended September 30, 2016 to $134.9 million in the fiscal year ended September 30, 2017. This increase was largely driven by a reduction in the size of acquisitions completed during comparable periods. In the fiscal year ended September 30, 2016 we spent $306.4 million to acquire Magneto, Neptune Benson, VAF and Delta. During the fiscal year ended September 30, 2017, we spent $77.8 million to acquire ETS, Noble, Olson and ADI. The reduction was partially offset by increased purchases of intangible assets and a sale of business that took place in the prior year.

        Net cash used in investing activities increased $297.7 million from $46.9 million in the fiscal year ended September 30, 2015 to $344.6 million in the fiscal year ended September 30, 2016. This increase was primarily due to the acquisitions of Neptune Benson, Magneto, VAF and Delta UV, which were consummated during fiscal 2016 with a total cash outlay of $306.4 million. This cash outlay on acquisitions was offset, in part, by proceeds of $4.5 million from the Vernon Disposition, and $5.2 million on the sale of vacant facilities.

Financing Activities

        Net cash provided by financing activities decreased $76.9 million from $191.4 million of net cash provided by financing activities in the fiscal year ended September 30, 2016 to net cash provided by financing activities of $114.5 million in the fiscal year ended September 30, 2017. This lower amount of cash provided by financing activities in the fiscal year ended September 30, 2017 was primarily due to higher payment of debt. During the fiscal year ended September 30, 2017, we refinanced $75.0 million of our second lien facilities into our first lien facilities. In addition, we continued to repay debt in accordance with each applicable credit agreement's terms, including repayment of amounts borrowed from the Revolving Credit Facility. Additionally, we paid increased dividends to the noncontrolling interest, offset by a reduction in proceeds from both capital contributions and common stock issuances.

        Net cash provided by financing activities increased $197.7 million from $6.3 million of net cash used in financing activities in the fiscal year ended September 30, 2015 to net cash provided by financing activities of $191.4 million in the fiscal year ended September 30, 2016. This increase was primarily due to issuance of debt of $185.0 million under the Senior Secured Credit Facilities proceeds from capital contributions and issuance of common stock of approximately $17.2 million, both in support of acquisition activities.

Seasonality

        While we do not believe it to be significant, our business does exhibit seasonality resulting from our customers' increasing demand for our products and services during the spring and summer months as compared to the fall and winter months. For example, our Municipal Segment experiences increased demand for our odor control product lines and services in the warmer months which, together with other factors, typically results in improved performance in the second half of our fiscal year. Inclement weather, such as hurricanes, droughts and floods, can also drive increased demand for our products and services. As a result, our results from operations may vary from period to period.

Off-Balance Sheet Arrangements

        As of September 30, 2016 and September 30, 2017, we had letters of credit totaling $18.1 million and $17.2 million, respectively, and surety bonds totaling $102.2 million and $87.8 million respectively, outstanding under our credit arrangements. The longest maturity date of the letters of credit and surety bonds in effect as of September 30, 2017 was March 31, 2024. Additionally, as of September 30, 2016 and September 30, 2017, we had letters of credit totaling $1.5 million and $0.9 million, respectively, and surety bonds totaling $43.7 million and $13.0 million, respectively, outstanding under our prior arrangement with Siemens.

Contractual Obligations

        We enter into long-term obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of September 30, 2017, our contractual cash obligations over the next several periods were as follows (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease commitments(a)	$54,695	$12,205	$18,767	$13,363	$10,360
Capital lease commitments(b)	35,151	10,399	16,555	6,903	1,294
Long-term debt obligations(c)	906,791	11,325	21,229	872,146	2,091
Interest payments on long-term debt obligations	151,610	46,589	91,477	13,452	92

Total	$1,148,247	$80,518	$148,028	$905,864	$13,837

(a)
We occupy certain facilities and operate certain equipment and vehicles under non-cancelable lease arrangements. Lease agreements may contain lease escalation clauses and purchase and renewal options. We recognize scheduled lease escalation clauses over the course of the applicable lease term on a straight-line basis.

(b)
We lease certain equipment classified as capital leases. The leased equipment is depreciated on a straight line basis over the life of the lease and is included in depreciation expense.

(c)
Does not reflect the approximately $104.9 million of indebtedness (including accrued and unpaid interest) under the Term Loan Facility that we repaid in connection with our initial public offering.

Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates and judgments on an on-going basis.

Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

        Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position, and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. More information on all of our significant accounting policies can be found in "Note 2, Summary of Significant Accounting Policies" in Part II, Item 8 of this Annual Report on Form 10-K.

Use of Estimates

        Our consolidated financial statements are prepared in conformity with GAAP and require management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used for, but not limited to: (i) revenue recognition; (ii) allowance for doubtful accounts; (iii) inventory valuation, asset valuations, impairment and recoverability assessments; (iv) depreciable lives of assets; (v) useful lives of intangible assets; (vi) income tax reserves and valuation allowances and (vii) product warranty and litigation reserves. Estimates are revised as additional information becomes available. Actual results could differ from these estimates.

Accounts Receivable

        Receivables are primarily comprised of uncollected amounts owed to us from transactions with customers and are presented net of allowances for doubtful accounts. Allowances are estimated based on historical write-offs and the economic status of customers. We consider a receivable delinquent if it is unpaid after the term of the related invoice has expired. Write-offs are recorded at the time all collection efforts have been exhausted.

Inventories

        Inventories are stated at the lower of cost or market, where cost is generally determined on the basis of an average or first-in, first-out method. Production costs comprise direct material and labor and applicable manufacturing overheads, including depreciation charges. We regularly review inventory quantities on hand and write off excess or obsolete inventory based on estimated forecasts of product demand and production requirements. Manufacturing operations recognize cost of product sales using standard costing rates with overhead absorption which generally approximates actual cost.

Property, Plant, and Equipment

        Property, plant, and equipment is valued at cost less accumulated depreciation and impairment losses. If the costs of certain components of an item of property, plant, and equipment are significant in relation to the total cost of the item, they are accounted for and depreciated separately. Depreciation expense is recognized using the straight-line method. Useful lives are reviewed annually and, if expectations differ from previous estimates, adjusted accordingly. Estimated useful lives for major classes of depreciable assets are as follows:

Asset Class	Estimated Useful Life
Machinery and equipment	3 to 20 years
Buildings and improvements	10 to 40 years

        Leasehold improvements are depreciated over the shorter of their estimated useful life or the term of the lease. Costs related to maintenance and repairs that do not extend the assets' useful life are expensed as incurred.

Goodwill and Other Intangible Assets

        We review goodwill to determine potential impairment annually during the fourth quarter of our fiscal year, or more frequently if events and circumstances indicate that the asset might be impaired. Impairment testing for goodwill is performed at a reporting unit level. We have determined that we have four reporting units. Our quantitative impairment testing utilizes both a market (guideline public company) and income (discounted cash flows) method for determining fair value. In estimating the fair value of the reporting unit utilizing a discounted cash flow valuation technique, we incorporate our judgment and estimates of future cash flows, future revenue and gross profit growth rates, terminal value amount, capital expenditures and applicable weighted-average cost of capital used to discount these estimated cash flows. The estimates and projections used in the estimate of fair value are consistent with our current budget and long-range plans, including anticipated change in market conditions, industry trend, growth rates and planned capital expenditures, among other considerations. If the carrying value of the reporting unit is greater than the fair value, the second step is performed, where the implied fair value of goodwill is compared to its carrying value.

Impairment of Long-Lived Assets

        Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action by a regulator. Recoverability of the asset or asset group is measured by comparison of its carrying amount to undiscounted future net cash flows the asset or asset group is expected to generate. If the carrying amount of an asset or asset group is not recoverable, we recognize an impairment loss based on the excess of the carrying amount of the asset or asset group over its respective fair value which is generally determined as the present value of estimated future cash flows or as the appraised value.

        We amortize these assets with finite lives over their estimated useful lives on a straight-line basis. This amortization methodology best matches the pattern of economic benefit that is expected from the definite-lived intangible assets.

Revenue Recognition

        Sales of goods and services are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, collectability is reasonably assured and delivery has occurred or services have been rendered.

        For sales of aftermarket parts or products with a low level of customization and engineering time, we recognize revenues at the time title and risks and rewards of ownership pass, which is generally when products are shipped or delivered to the customer as we have no obligation for installation. Sales of short-term service arrangements are recognized as the services are performed, and sales of long-term service arrangements are typically recognized on a straight-line basis over the life of the agreement.

        For certain arrangements where there is significant customization to the product, we recognize revenue under the provisions of ASC 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. These products include large capital water treatment projects, systems and solutions for municipal and industrial applications. Revenues from construction-type contracts are generally recognized under the percentage-of-completion method, based on the input of costs incurred to date as a percentage of total estimated contract costs. The nature of the contracts are generally fixed price with milestone billings. Approximately $203.1 million, $218.6 million and $240.2 million of revenues from construction-type contracts were recognized on the percentage-of-completion method during the periods ending September 30, 2015, 2016 and 2017, respectively. Contract revenues and cost estimates are reviewed and revised quarterly at a minimum and the cumulative effect of such adjustments are recognized in current operations. The amounts of such adjustments have not been material.

        Approximately $29.7 million, $33.5 million and $28.4 million of revenues from construction-type contracts were recognized on a completed contract method, which is typically when the product is delivered and accepted by the customer, during the fiscal years ended September 30, 2015, 2016 and 2017. The completed contract method is principally used when the contract is short in duration (generally less than twelve months) and where results of operations would not vary materially from those resulting from the use of the percentage-of-completion method. Cost and earnings in excess of billings under construction-type arrangements are recorded when contracts have net asset balances where contract costs plus recognized profits less recognized losses exceed progress billings. Billings in excess of costs incurred are recorded when contract progress billings exceed costs and recognized profit less recognized losses.

Product Warranties

        Accruals for estimated expenses related to warranties are made at the time products are sold and are recorded as a component of cost of product sales in the Consolidated Statements of Operations and Comprehensive Loss in our financial statements included elsewhere in this Annual Report on Form 10-K. The estimated warranty obligation is based on product warranty terms offered to customers, ongoing product failure rates, material usage and service delivery costs expected to be incurred in correcting a product failure, as well as specific obligations for known failures and other currently available evidence. We assess the adequacy of the recorded warranty liabilities on a regular basis and adjust amounts as necessary.

Income Taxes

        We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are provided against deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax asset will not be realized within a reasonable time period. We assess tax positions using a two-step process. A tax position is recognized if it meets a more-likely-than-not threshold, and is measured at the largest amount of benefit that is greater than 50% of being realized. Uncertain tax positions are reviewed each balance sheet date.

Equity-based Compensation

        We account for awards of equity instruments in accordance with relevant authoritative literature. Prior to our initial public offering, given the absence of a public trading market for our common stock, the fair value of the common stock underlying our share-based awards was determined by our board, with input from management, in each case using the income and market valuation approach. We believe that our board had the relevant experience and expertise to determine the fair value of our common stock. In accordance with the Accounting and Valuation Guide: Valuation of Privately-Held-Company Equity Securities Issued as Compensation published by the American Institute of Certified Public Accountants, our board exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock including:

  •
  our historical and projected operating and financial results, including capital expenditures;

  •
  current business conditions and performance, including dispositions and discontinued operations;

  •
  present value of estimated future cash flows;

  •
  the market performance and financial results of comparable publicly-traded companies;

  •
  amounts of indebtedness;

  •
  industry or company-specific considerations;

  •
  likelihood of achieving a liquidity event, such as an initial public offering or a sale of the company;

  •
  lack of marketability of our common stock; and

  •
  the U.S. and global capital market conditions.

        These estimates are no longer necessary to determine the fair value of new awards since the underlying shares are now publicly traded. Stock options are granted with exercise prices equal to or greater than the estimated fair market value on the date of grant as authorized by our compensation committee. Options granted vest ratably at 25% per year and are exercisable at the time of vesting. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting. Prior to our initial public offering, we used the Black-Scholes option pricing model for estimating the grant date fair value of stock option awards granted. We considered the retirement and forfeiture provisions of the options and utilized our historical experience and the experience of similar public companies to estimate the expected life of the options. We based the risk-free interest rate on the yield of a zero coupon U.S. Treasury security with a maturity generally equal to the expected life of the option from the date of the grant. We estimated the volatility of the share price of our common stock by considering the historical volatility of the stock of similar public entities. We estimated the dividend yield to be zero as we did not intend to pay dividends in the future. In determining the appropriateness of the public entities included in the volatility assumption we considered a number of factors, including the entity's life cycle stage, growth profile, size, financial leverage and products offered. Stock-based compensation cost is measured at the grant date based on the value of the award, net of estimated forfeitures, and is recognized as a component of general and administrative expense over the requisite vesting period.

        In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation—Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 will be effective for us for the quarter ending December 31, 2017. We do not expect the implementation of this guidance to have a significant impact on our consolidated financial statements.

Retirement Benefits

        We apply ASC Topic 715, Compensation—Retirement Benefits, which requires the recognition in pension obligations and accumulated other comprehensive income of actuarial gains or losses, prior service costs or credits and transition assets or obligations that have previously been deferred. The determination of retirement benefit pension obligations and associated costs requires the use of actuarial computations to estimate participant plan benefits to which the employees will be entitled. The significant assumptions primarily relate to discount rates, expected long-term rates of return on plan assets, rate of future compensation increases, mortality, years of service and other factors. We develop each assumption using relevant experience in conjunction with market-related data for each individual country in which such plans exist. All actuarial assumptions are reviewed annually with third-party consultants and adjusted as necessary. For the recognition of net periodic postretirement cost, the calculation of the expected return on plan assets is generally derived by applying the expected long-term rate of return on the market-related value of plan assets. The fair value of plan assets is determined based on actual market prices or estimated fair value at the measurement date.

Recent Accounting Pronouncements

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. ASU 2014-09 may be adopted using either of two acceptable methods: (1) retrospective adoption to each prior period presented with the option to elect certain practical expedients; or (2) adoption with the cumulative effect recognized at the date of initial application and providing certain disclosures. To assess at which time revenue should be recognized, an entity should use the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The standard is effective for us for the quarter ending December 31, 2018. At this time, we are not yet able to estimate the anticipated impact to our consolidated financial statements. We are also evaluating the new disclosures required by the standard to determine what additional information will need to be disclosed.

        In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires recognition of operating leases as lease assets and liabilities on the balance sheet, and disclosure of key information about leasing arrangements. ASU 2016-02 will be effective retrospectively for us for the quarter ending December 31, 2019, with early adoption permitted. We are currently assessing the impact adoption of this guidance will have on our consolidated financial statements.

        In March 2016, the FASB issued (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation—Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU No. 2016 09 will be effective for us for the quarter ending December 31, 2017. We do not expect the implementation of this guidance to have a significant impact on our consolidated financial statements.

        In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 will be effective for us for the quarter ending December 31, 2018, with early adoption permitted. The guidance should be applied retrospectively to all periods presented, unless deemed impracticable, in which case prospective application is permitted. We are currently evaluating the potential impact of adoption on our consolidated financial statements.

        In October 2016, the FASB issued ASU 2016-17, Consolidations (Topic 810): Interests Held through Related Parties that are under Common Control. The ASU changes how a single decision maker of a VIE that holds indirect interest in the entity through related parties that are under common control determines whether it is the primary beneficiary of the VIE. The new guidance amends ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, issued in February 2015. The guidance should be applied coincidentally with the adoption of ASU 2015-02, which was effective for us for the quarter ended December 31, 2016. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

        In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures goodwill impairment loss by comparing the implied value of a reporting unit's goodwill with the carrying amount of that goodwill. The amendments in this ASU are effective for us for the quarter ending December 31, 2020. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

        In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amended Accounting Standards Code Topic 718. FASB issued ASU 2017-09 to reduce the cost and complexity when applying Topic 718 and standardize the practice of applying Topic 718 to financial reporting. The ASU was not developed to fundamentally change the definition of a modification, but instead to provide guidance for what changes would qualify as a modification. ASU No. 2017-09 will be effective for us for the quarter ending December 31, 2018. We are currently evaluating the potential impact of adoption on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        We have market risk exposure arising from changes in interest rates on our senior secured credit facilities, which bear interest at rates that are benchmarked against LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of September 30, 2017, a 1% increase or decrease in interest rates would increase or decrease income (loss) before income taxes by approximately $9.0 million.

Impact of Inflation

        Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial. We cannot provide any assurance, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.

Foreign Currency Risk

        We have global operations and therefore enter into transactions denominated in various foreign currencies. While we believe we are not susceptible to any material impact on our results of operations caused by fluctuations in exchange rates because our operations are primarily conducted in the United States, if we expand our foreign operations in the future, substantial increases or decreases in the value of the U.S. dollar relative to these other currencies could have a significant impact on our results of operations.

        To mitigate cross-currency transaction risk, we analyze significant exposures where we have receipts or payments in a currency other than the functional currency of our operations, and from time to time we may strategically enter into short-term foreign currency forward contracts to lock in some or all of the cash flows associated with these transactions. We also are subject to currency translation risk associated with converting our foreign operations' financial statements into U.S. dollars. We use short-term foreign currency forward contracts and swaps to mitigate the impact of foreign exchange fluctuations on consolidated earnings. We use foreign currency derivative contracts in order to manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, inventory, capital expenditures and certain intercompany transactions that are denominated in foreign currencies. We do not use derivative financial instruments for trading or speculative purposes.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Evoqua Water Technologies Corp.

        We have audited the accompanying consolidated balance sheets of Evoqua Water Technologies Corp. as of September 30, 2016 and 2017, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and changes in cash flows for the three years in the period ended September 30, 2017. Our audits also included the financial statement schedule listed in the Index to the consolidated financial statements. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.

        We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Evoqua Water Technologies Corp. at September 30, 2016 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
December 4, 2017

Evoqua Water Technologies Corp.

Consolidated Balance Sheets

(In thousands)

	September 30, 2016	September 30, 2017
ASSETS
Current assets	$418,336	$512,240

Cash and cash equivalents	50,362	59,254
Receivables, net	184,789	245,248
Inventories, net	112,392	120,047
Cost and earnings in excess of billings on uncompleted contracts	50,081	66,814
Prepaid and other current assets	16,255	20,046
Income tax receivable	4,457	831

Property, plant, and equipment, net	256,765	280,043

Goodwill	267,643	321,913

Intangible assets, net	323,478	333,746

Deferred income taxes	—	2,968

Other non-current assets	30,009	22,399

Total assets	$1,296,231	$1,473,309

LIABILITIES AND EQUITY
Current liabilities	$284,862	$291,899

Accounts payable	102,379	114,932
Current portion of debt	30,024	11,325
Billings in excess of costs incurred	22,175	27,124
Product warranties	16,860	11,164
Accrued expenses and other liabilities	111,307	121,923
Income tax payable	2,117	5,431
Non-current liabilities	807,434	964,835

Long-term debt	728,132	878,524
Product warranties	6,449	6,110
Other non-current liabilities	64,290	67,673
Deferred income taxes	8,563	12,528

Total liabilities	1,092,296	1,256,734

Commitments and Contingent Liabilities (Note 19)	—	—
Shareholders' equity
Common stock, par value $0.01: authorized 1,000,000 shares; issued 104,495 shares, outstanding 104,250 at September 30, 2016; issued 105,359 shares, outstanding 104,949 shares at September 30, 2017	1,045	1,054
Treasury stock: 245 shares at September 30, 2016 and 410 shares at September 30, 2017	(1,133)	(2,607)
Additional paid-in capital	381,223	388,986
Retained deficit	(172,169)	(170,006)
Accumulated other comprehensive loss, net of tax	(10,671)	(5,989)

Total Evoqua Water Technologies Corp. equity	198,295	211,438
Non-controlling interest	5,640	5,137

Total shareholders' equity	203,935	216,575

Total liabilities and shareholders' equity	$1,296,231	$1,473,309

See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.

Consolidated Statements of Operations

(In thousands except per share data)

	Year ended September 30, 2015	Year ended September 30, 2016	Year ended September 30, 2017
Revenue from product sales	$533,649	$587,087	$674,997
Revenue from services	527,317	550,109	572,427

	1,060,966	1,137,196	1,247,424
Cost of product sales	(385,243)	(407,354)	(445,890)
Cost of services	(383,306)	(396,777)	(401,783)

	(768,549)	(804,131)	(847,673)
Gross Profit	292,417	333,065	399,751
General and administrative expense	(147,663)	(144,771)	(169,617)
Sales and marketing expense	(124,429)	(135,208)	(142,441)
Research and development expense	(25,909)	(22,897)	(19,990)
Other operating income	1,237	10,079	2,361
Other operating expense	(1,163)	(3,113)	(860)
Interest expense	(34,060)	(42,518)	(55,377)
Equity in income of non-consolidated affiliate	1,424	—	—

Loss before income taxes	(38,146)	(5,363)	13,827

Income tax benefit (expense)	(47,905)	18,394	(7,417)

Net (loss) income	(86,051)	13,031	6,410

Net income attributable to non-controlling interest	—	1,392	4,247

Net (loss) income attributable to Evoqua Water Technologies Corp.	$(86,051)	$11,639	$2,163

Basic (loss) earnings per common share	$(0.85)	$0.11	$0.02
Diluted (loss) earnings per common share	$(0.85)	$0.11	$0.02

See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year ended September 30, 2015	Year ended September 30, 2016	Year ended September 30, 2017
Net (loss) income	$(86,051)	$13,031	$6,410
Other comprehensive income
Foreign currency translation adjustments	(4,276)	1,493	(691)
Change in pension liability, net of tax of ($72), $0, and $0, respectively	285	(7,651)	5,373

Total other comprehensive (loss) income	(3,991)	(6,158)	4,682
Less: Comprehensive income attributable to non-controlling interest	—	(1,392)	(4,247)

Comprehensive (loss) income attributable to Evoqua Water Technologies Corp.	$(90,042)	$5,481	$6,845

See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.

Consolidated Statements of Changes in Equity

(In thousands)

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Net Parent Investment		Total
Balance at September 30, 2014	101,621	$1,016	—	$—	$359,641	$(97,757)	$(522)	$—		$—	$262,378
Equity based compensation expense	—	—	—	—	1,587	—	—	—		—	1,587
Issuance of common stock	228	2	—	—	845	—	—	—		—	847
Stock repurchases	—	—	107	(410)	—	—	—	—		—	(410)
Net loss	—	—	—	—	—	(86,051)	—	—		—	(86,051)
Other comprehensive loss	—	—	—	—	—	—	(3,991)	—		—	(3,991)

Balance at September 30, 2015	101,849	1,018	107	(410)	362,073	(183,808)	(4,513)	—		—	174,360
Equity based compensation expense	—	—	—	—	1,999	—	—	—		—	1,999
Capital contribution	—	—	—	—	6,895	—	—	—		—	6,895
Issuance of common stock	2,646	27	—	—	10,256	—	—	—		—	10,283
Stock repurchases	—	—	138	(723)	—	—	—	—		—	(723)
Establishment of non-controlling interest	—	—	—	—	—	—	—	6,873		—	6,873
Dividends paid to non-controlling interest	—	—	—	—	—	—		(2,625)		—	(2,625)
Net income	—	—	—	—	—	11,639	—	1,392		—	13,031
Other comprehensive loss		—		—	—	—	(6,158)	—		—	(6,158)

Balance at September 30, 2016	104,495	$1,045	245	$(1,133)	$381,223	$(172,169)	$(10,671)	$5,640	$		$203,935

Equity based compensation expense	—	—	—	—	2,251	—	—	—		—	2,251
Issuance of common stock	864	9	—	—	5,512	—	—	—		—	5,521
Stock repurchases	—	—	165	(1,474)	—	—	—	—		—	(1,474)
Dividends paid to non-controlling interest	—	—	—	—	—	—		(4,750)		—	(4,750)
Net income	—	—	—	—	—	2,163	—	4,247		—	6,410
Other comprehensive income		—		—	—	—	4,682	—		—	4,682

Balance at September 30, 2017	105,359	$1,054	410	$(2,607)	$388,986	$(170,006)	$(5,989)	$5,137	$		$216,575

See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.

Consolidated Statements of Changes in Cash Flows

(In thousands)

	Year Ended September 30, 2015	Year Ended September 30, 2016	Year Ended September 30, 2017
Operating activities
Net (loss) income	$(86,051)	$13,031	$6,410
Reconciliation of net loss to cash flows from operating activities:
Depreciation and amortization	58,139	69,289	77,886
Amortization of deferred financing costs (includes $0, $0 and $3,904 write off of deferred financing fees)	3,514	4,121	8,511
Deferred income taxes	45,254	(21,215)	1,273
Share based compensation	1,587	1,999	2,251
Equity in net income (loss) of affiliate, net of cash received	76	—	—
Gain on sale of property, plant and equipment	(20)	(11,120)	1,230
Foreign currency losses on intracompany loans	19,288	51	(5,625)
Changes in assets and liabilities
Accounts receivable	9,496	(3,973)	(44,047)
Inventories	(44)	2,484	(5,948)
Cost and earnings in excess of billings on uncompleted contracts	17,848	(15,258)	(17,296)
Prepaids and other current assets	4,287	1,326	(2,971)
Accounts payable	(14,941)	15,682	4,707
Accrued expenses and other liabilities	(14,568)	(31,446)	(2,243)
Billings in excess of costs incurred	7,497	(13,389)	1,301
Income taxes	(6,224)	4,329	6,656
Other non-current assets and liabilities	(3,194)	16,008	(3,593)

Net cash provided by operating activities	41,944	31,919	28,502

Investing activities
Purchase of property, plant and equipment	(44,079)	(47,728)	(57,775)
Purchase of intangibles	(4,705)	(248)	(4,914)
Proceeds from sale of property, plant and equipment	1,918	5,191	5,422
Proceeds from sale of business	—	4,547
Acquisitions, net of cash acquired of $0, $11,486 and $209 respectively	—	(306,372)	(77,628)

Net cash used in investing activities	(46,866)	(344,610)	(134,895)

Financing activities
Issuance of debt related to acquisitions, net of deferred issuance costs	—	178,704	415,602
Borrowings under credit facility	—	81,000	131,000
Repayment of debt	(5,050)	(74,461)	(423,418)
Repayment of capital lease obligation	(1,650)	(7,683)	(7,962)
Proceeds from capital contribution	—	6,895	—
Proceeds from issuance of common stock	847	10,282	5,521
Stock repurchases	(410)	(723)	(1,474)
Investor transaction fees	—	—	—
Distribution to non-controlling interest	—	(2,625)	(4,750)

Net cash provided by (used in) financing activities	(6,263)	191,389	114,519

Effect of exchange rate changes on cash	(5,225)	2,637	766

Change in cash and cash equivalents	(16,410)	(118,665)	8,892
Cash and cash equivalents
Beginning of period	185,437	169,027	50,362

End of period	$169,027	$50,362	$59,254

See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.

Supplemental Disclosure of Cash Flow Information

(In thousands)

	Year Ended September 30, 2015	Year Ended September 30, 2016	Year Ended September 30, 2017
Supplemental disclosure of cash flow information
Cash paid for taxes	$8,685	$3,964	$3,017
Cash paid for interest	$30,511	$36,750	$43,426
Non-cash investing and financing activities
Accrued earnout related to acquisitions	—	$650	$7,479
Capital lease transactions	$22,504	$8,378	$15,513
Landlord incentives	—	—	$1,700
Cloud computing related intangible transaction			$5,544

See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements

September 30, 2016 and September 30, 2017

(In thousands)

1. Description of the Company and Basis of Presentation

Background

        Evoqua Water Technologies Corp. was incorporated on October 7, 2013. On January 15, 2014, Evoqua Water Technologies Corp., acquired through its wholly owned entities, EWT Holdings II Corp. and EWT Holdings III Corp. (a/k/a Evoqua Water Technologies), all of the outstanding shares of Siemens Water Technologies, a group of legal entity businesses formerly owned by Siemens AG (Siemens). The stock purchase closed on January 15, 2014 and was effective January 16, 2014 (the Acquisition). The stock purchase price, net of cash received, was approximately $730,577. On November 6, 2017, the Company completed its initial public offering ("IPO"), pursuant to which an aggregate of 27,777 shares of common stock were sold, of which 8,333 were sold by the Company and 19,444 were sold by the selling shareholders, with a par value of $0.01 per share.

        Evoqua Water Technologies Corp. and subsidiaries will be referred to herein as "the Company" or "EWT".

The Business

        EWT provides a wide range of product brands and advanced water and wastewater treatment systems and technologies, as well as mobile and emergency water supply solutions and service contract options through its segment's branch network. Headquartered in Pittsburgh, Pennsylvania, EWT is a multi-national corporation with operations in the United States, Canada, the United Kingdom, the Netherlands, Italy, Germany, Australia, China, and Singapore.

        The Company is organizationally structured into three reportable segments for the purpose of making operational decisions and assessing financial performance: (i) Industrial, (ii) Municipal and (iii) Products.

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) from the accounting records of the Company, and reflect the consolidated financial position and results of operations for the years ended September 30, 2015, 2016 and 2017. All intracompany transactions have been eliminated.

2. Summary of Significant Accounting Policies

Fiscal Year

        The Company's fiscal year ends on September 30.

Use of Estimates

        The consolidated financial statements have been prepared in conformity with U.S. GAAP and require management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

2. Summary of Significant Accounting Policies (Continued)

consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used for, but not limited to: (i) revenue recognition; (ii) allowance for doubtful accounts; (iii) inventory valuation, asset valuations, impairment, and recoverability assessments; (iv) depreciable lives of assets; (v) useful lives of intangible assets; (vi) income tax reserves and valuation allowances; and (vii) product warranty and litigation reserves. Estimates are revised as additional information becomes available. Actual results could differ from these estimates.

Cash and Cash Equivalents

        Cash and cash equivalents are liquid investments with an original maturity of three or fewer months when purchased.

Accounts Receivable

        Receivables are primarily comprised of uncollected amounts owed to us from transactions with customers and are presented net of allowances for doubtful accounts. Allowances are estimated based on historical write-offs and the economic status of customers. The Company considers a receivable delinquent if it is unpaid after the term of the related invoice has expired. Write-offs are recorded at the time all collection efforts have been exhausted.

Inventories

        Inventories are stated at the lower of cost or market, where cost is generally determined on the basis of an average or first-in, first-out (FIFO) method. Production costs comprise direct material and labor and applicable manufacturing overheads, including depreciation charges. The Company regularly reviews inventory quantities on hand and writes off excess or obsolete inventory based on estimated forecasts of product demand and production requirements. Manufacturing operations recognize cost of product sales using standard costing rates with overhead absorption which generally approximates actual cost.

Property, Plant, and Equipment

        Property, plant, and equipment is valued at cost less accumulated depreciation and impairment losses. If the costs of certain components of an item of property, plant, and equipment are significant in relation to the total cost of the item, they are accounted for and depreciated separately. Depreciation expense is recognized using the straight-line method. Useful lives are reviewed annually and, if expectations differ from previous estimates, adjusted accordingly. Estimated useful lives for major classes of depreciable assets are as follows:

Asset Class	Estimated Useful Life
Machinery and equipment	3 to 20 years
Buildings and improvements	10 to 40 years

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

2. Summary of Significant Accounting Policies (Continued)

        Leasehold improvements are depreciated over the shorter of their estimated useful life or the term of the lease. Costs related to maintenance and repairs that do not extend the assets' useful life are expensed as incurred.

Goodwill and Other Intangible Assets

        Goodwill represents purchase consideration paid in a business combination that exceeds the value assigned to the net assets of acquired businesses. Other intangible assets consist of customer-related intangibles, proprietary technology, software, trademarks and other intangible assets. The Company amortizes intangible assets with definite useful lives on a straight-line basis over their respective estimated economic lives which range from 1 to 26 years.

        The Company reviews goodwill to determine potential impairment annually during the fourth quarter of our fiscal year, or more frequently if events and circumstances indicate that the asset might be impaired. Impairment testing for goodwill is performed at a reporting unit level. We have determined that we have four reporting units. Our quantitative impairment testing utilizes both a market (guideline public company) and income (discounted cash flows) method for determining fair value. In estimating the fair value of the reporting unit utilizing a discounted cash flow ("DCF") valuation technique, we incorporate our judgment and estimates of future cash flows, future revenue and gross profit growth rates, terminal value amount, capital expenditures and applicable weighted-average cost of capital used to discount these estimated cash flows. The estimates and projections used in the estimate of fair value are consistent with our current budget and long-range plans, including anticipated change in market conditions, industry trend, growth rates and planned capital expenditures, among other considerations. If the carrying value of the reporting unit is greater than the fair value, the second step is performed, where the implied fair value of goodwill is compared to its carrying value.

Impairment of Long-Lived Assets

        Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of the asset or asset group is measured by comparison of its carrying amount to undiscounted future net cash flows the asset or asset group is expected to generate. If the carrying amount of an asset or asset group is not recoverable, the Company recognizes an impairment loss based on the excess of the carrying amount of the asset or asset group over its respective fair value which is generally determined as the present value of estimated future cash flows or as the appraised value.

Debt Issuance Costs and Debt Discounts

        Debt issuance costs are capitalized and amortized over the contractual term of the underlying debt using the straight line method which approximates the effective interest method. Debt discounts and lender arrangement fees deducted from the proceeds have been included as a component of the carrying value of debt and are being amortized to interest expense using the effective interest method.

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

2. Summary of Significant Accounting Policies (Continued)

        Amortization of debt issuance costs and debt discounts/premiums included in interest expense were $3,514, $4,121 and $4,607 for the years ended September 30, 2015, 2016, and 2017, respectively.

        In October of 2016, the Company wrote off $2,075 of deferred financing fees related to the extinguishment of debt and incurred another $481 of fees related to a tack-on financing the Company completed on October 28, 2016.

        In August of 2017, the Company wrote off an additional $1,829 of deferred financing fees related to the extinguishment of debt and incurred another $1,188 of fees related to an amendment to its First Term Lien Facility.

Revenue Recognition

        Sales of goods and services are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, collectability is reasonably assured and delivery has occurred or services have been rendered.

        For sales of aftermarket parts or products with a low level of customization and engineering time, the Company recognizes revenues at the time title and risks and rewards of ownership pass, which is generally when products are shipped or delivered to the customer as the Company has no obligation for installation. Sales of short-term service arrangements are recognized as the services are performed, and sales of long-term service arrangements are typically recognized on a straight-line basis over the life of the agreement.

        For certain arrangements where there is significant customization to the product, the Company recognizes revenue under the provisions of Accounting Standards Codification (ASC) 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. These products include large capital water treatment projects, systems and solutions for municipal and industrial applications. Revenues from construction-type contracts are generally recognized under the percentage-of-completion method, based on the input of costs incurred to date as a percentage of total estimated contract costs. The nature of the contracts is generally fixed price with milestone billings. Approximately $203,083, $218,605 and $240,233 of revenues from construction-type contracts were recognized on the percentage-of-completion method during the periods ending September 30, 2015, 2016 and 2017 respectively. Contract revenues and cost estimates are reviewed and revised quarterly at a minimum and the cumulative effect of such adjustments are recognized in current operations. The amount of such adjustments have not been material. Cost and earnings in excess of billings under construction-type arrangements are recorded when contracts have net asset balances where contract costs plus recognized profits less recognized losses exceed progress billings. Billings in excess of costs incurred are recorded when contract progress billings exceed costs and recognized profit less recognized losses. Approximately $29,667, $33,457 and $28,449 of revenues from construction-type contracts were recognized on a completed contract method, which is typically when the product is delivered and accepted by the customer, during the periods ending September 30, 2015, 2016 and 2017, respectively. The completed contract method is principally used when the contract is short in duration (generally less than twelve months) and where results of operations would not vary materially from those resulting from the use of the percentage-of-completion method.

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

2. Summary of Significant Accounting Policies (Continued)

Product Warranties

        Accruals for estimated expenses related to warranties are made at the time products are sold and are recorded as a component of Cost of product sales in the Consolidated Statements of Operations and Comprehensive Loss. The estimated warranty obligation is based on product warranty terms offered to customers, ongoing product failure rates, material usage and service delivery costs expected to be incurred in correcting a product failure, as well as specific obligations for known failures and other currently available evidence. The Company assesses the adequacy of the recorded warranty liabilities on a regular basis and adjusts amounts as necessary.

Shipping and Handling Cost

        Shipping and handling costs are included as a component of cost of sales.

Income Taxes

        The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are provided against deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax asset will not be realized within a reasonable time period. We assess tax positions using a two-step process. A tax position is recognized if it meets a more-likely-than-not threshold, and is measured at the largest amount of benefit that is greater than 50.0% percent of being realized. Uncertain tax positions are reviewed each balance sheet date.

Sales Taxes

        Upon collection of sales tax from revenue, the amount of sales tax is placed into an accrued liability account. This liability is then relieved when the payment is sent to the proper government jurisdiction.

Foreign Currency Translation and Transactions

        The functional currency for the international subsidiaries is the local currency. Assets and liabilities are translated into U.S. Dollars using current rates of exchange, while revenues and expenses are translated at the weighted-average exchange rate for the period. The resulting translation adjustments are recorded in other comprehensive income/loss within shareholders equity.

        Foreign currency transaction losses (gains) aggregated $19,957, $666 and ($7,111) for the fiscal years ended September 30, 2015, 2016 and 2017, respectively, and are primarily included in General and administrative expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

2. Summary of Significant Accounting Policies (Continued)

Research and Development Costs

        Research and development costs are expensed as incurred. The Company recorded $25,909, $22,897 and $19,990 of costs for the fiscal years ended September 30, 2015, 2016 and 2017, respectively.

Equity-based Compensation

        The Company measures the cost of awards of equity instruments to employees based on the grant-date fair value of the award. Prior to our IPO, given the absence of a public trading market for our common stock, the fair value of the common stock underlying our share-based awards was determined by our board, with input from management, in each case using the income and market valuation approach. Stock options are granted with exercise prices equal to or greater than the estimated fair market value on the date of grant as authorized by our compensation committee. The grant-date fair value is determined using the Black-Scholes model. The fair value, net of estimated forfeitures, is amortized as compensation cost on a straight-line basis over the vesting period primarily as a component of General and administrative expenses.

Earnings per Share

        Basic earnings per common share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed based on the weighted average number of shares of common stock, plus the effect of diluted potential common shares outstanding during the period using the treasury stock method. Diluted potential common shares include outstanding stock options.

Retirement Benefits

        The Company applies, ASC Topic 715, Compensation—Retirement Benefits, which requires the recognition in pension obligations and accumulated other comprehensive income of actuarial gains or losses, prior service costs or credits and transition assets or obligations that have previously been deferred. The determination of retirement benefit pension obligations and associated costs requires the use of actuarial computations to estimate participant plan benefits to which the employees will be entitled. The significant assumptions primarily relate to discount rates, expected long-term rates of return on plan assets, rate of future compensation increases, mortality, years of service, and other factors. The Company develops each assumption using relevant experience in conjunction with market-related data for each individual country in which such plans exist. All actuarial assumptions are reviewed annually with third-party consultants and adjusted as necessary. For the recognition of net periodic postretirement cost, the calculation of the expected return on plan assets is generally derived by applying the expected long-term rate of return on the market-related value of plan assets. The fair value of plan assets is determined based on actual market prices or estimated fair value at the measurement date.

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

2. Summary of Significant Accounting Policies (Continued)

Treated Water Outsourcing

        The Company held a 50% partnership interest for the year ended September 30, 2015 and accounted for TWO under the equity method, and did not consolidate the joint venture as the Company did not have a controlling financial interest based on the shared powers of both joint venture partners to direct the activities that most significantly impact TWO's financial performance. At September 30, 2015, the Company had an investment of $6,873 classified in Investment in affiliate on the Consolidated Balance Sheets. Dividends received during the fiscal year ended 2015 were $1,500.

        On October 1, 2015, a change occurred in the partnership structure of TWO such that the Company is now obligated to absorb all risk of loss up to 100% of the joint venture partner's equity. As such, the accounting for the Company's 50% interest changed from equity method investment to full consolidation as a variable interest entity (VIE) under ASC 810, Consolidation.

        The following provides a summary of the TWO as of September 30, 2016 and 2017, respectively. The Company has not provided additional financial support to this entity which it is not contractually required to provide, and the Company does not have the ability to use the assets of TWO to settle obligations of the Company's other subsidiaries.

	September 30, 2016	September 30, 2017
Current Assets (including cash of $7,370 and $1,907)	$9,048	$12,006
Property, Plant and Equipment	8,481	6,107
Goodwill	2,206	2,206
Other noncurrent assets	8,229	2,735
Total liabilities	(16,684)	(12,781)
Total revenues	$16,351	$22,039
Total operating expenses	(13,384)	(14,835)

Income from operations	$2,967	$7,204

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. ASU 2014-09 may be adopted using either of two acceptable methods: (1) retrospective adoption to each prior period presented with the option to elect certain practical expedients; or (2) adoption with the cumulative effect recognized at the date of initial application and providing certain disclosures. To assess at which time revenue should be recognized, an entity should use the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

2. Summary of Significant Accounting Policies (Continued)

performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The standard is effective for the Company for the quarter ending December 31, 2018. The Company has completed their first phase of adopting this standard, which was to identify the potential differences that will result from applying the new revenue recognition standard to the Company's contracts with its customers, and has begun the second step of reviewing their contracts to determine the impact of adopting the standard. At this time, the Company is not yet able to estimate the anticipated impact to the consolidated financial statements. The Company is also evaluating the new disclosures required by the standard to determine what additional information will need to be disclosed.

        In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires recognition of operating leases as lease assets and liabilities on the balance sheet, and disclosure of key information about leasing arrangements. ASU No. 2016-02 will be effective retrospectively for the Company for the quarter ending December 31, 2019, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

        In March 2016, the FASB issued (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation—Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU No. 2016-09 will be effective for the Company for the quarter ending December 31, 2017. The Company does not expect the implementation of this guidance to have a significant impact on its consolidated financial statements.

        In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU No. 2016-15 will be effective for the Company for the quarter ending December 31, 2018, with early adoption permitted. The guidance should be applied retrospectively to all periods presented, unless deem impracticable, in which case prospective application is permitted. The Company is currently evaluating the potential impact of adoption on the Company's Consolidated Financial Statements.

        In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures goodwill impairment loss by comparing the implied value of a reporting unit's goodwill with the carrying amount of that goodwill. The amendments in this ASU are effective for us for the quarter ending December 31, 2020. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

        In February 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires the disaggregation of the service cost component from other components of net periodic benefit cost, clarifies how to present the service cost component and other components of net benefit costs in the Statements of Consolidated Operations and allows only the service cost component of net benefit costs to be eligible for

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

2. Summary of Significant Accounting Policies (Continued)

capitalization. This ASU is effective for the Company for the quarter ending December 31, 2018. Adoption will be applied on a retrospective basis for the presentation of all components of net periodic benefit costs and on a prospective basis for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.

        In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amended Accounting Standards Code Topic 718. FASB issued ASU 2017-09 to reduce the cost and complexity when applying Topic 718 and standardize the practice of applying Topic 718 to financial reporting. The ASU was not developed to fundamentally change the definition of a modification, but instead to provide guidance for what changes would qualify as a modification. ASU No. 2017-09 will be effective for us for the quarter ending December 31, 2018. We are currently evaluating the potential impact of adoption on the Company's Consolidated Financial Statements.

3. Acquisitions and Divestitures

        Acquisitions support the Company's strategy of delivering a broad solutions portfolio with robust technology across multiple geographies and end markets. The following acquisitions were made during the year ended September 30, 2016:

        On April 11, 2016, the Company acquired 100% of privately held Magneto, a leader in the development and manufacture of anodes for the electrochemical industry and refurbishment of electro chlorination cells for seawater electrolysis, for €23,585 (approximately $26,729). As a result of the acquisition, approximately $700 of acquisition costs were incurred which are included in General and administrative expenses. The company has approximately 120 employees across its two locations in Schiedam, the Netherlands and Suzhou, China. Magneto is included in the results of the Products segment of the Company.

        On April 15, 2016, the Company acquired 100% of privately held Neptune Benson, a leading manufacturer of high-quality water filtration and disinfection products for the recreational, industrial, and municipal water markets for $283,704, less cash received of $2,357, of which $185,000 was funded through newly acquired debt, $8,950 was contributed capital in the form of equity provided to the sellers, and the remaining was paid with cash. The Company incurred approximately $2,099 of acquisition costs, which are included in General and administrative expenses. The company has approximately 110 employees across its United States and Canadian locations. Neptune Benson is included in the results of the Products segment of the Company. Our consolidated income statement for fiscal years ended 2016 and 2017 included revenue and operating profit of $31,528 and $64,431 and $10,944 and $18,802, respectively, attributable to Neptune Benson since the acquisition.

        The following table presents the unaudited pro forma results for fiscal years 2016 and 2017. The unaudited pro forma financial information combines the results of operations of EWT and Neptune Benson as though the Company had been combined as of the beginning of fiscal years 2016 and 2017, and the pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such time. Pro

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

3. Acquisitions and Divestitures (Continued)

forma results for other acquisitions were determined to not be material. The unaudited pro forma results presented below include adjustments for increased fair value of acquired intangible assets and related amortization charges, acquisition costs, and interest.

	Pro forma combined
	Year Ended September 30, 2015	Year Ended September 30, 2016	Year Ended September 30, 2017(a)
Total revenues	$1,116,701	$1,171,389	$1,247,424
Net (loss) income attributable to Evoqua Water	(102,365)	16,568	2,163

(a)
Fiscal year ending September 30, 2017 will be equivalent to the results in the Consolidated Statements of Operations

        On July 1, 2016, the Company acquired essentially all of the assets of Valve and Filtration Systems, Ltd (VAF) through its recently acquired Neptune Benson business for approximately $3,317; $2,667 cash at closing, in addition to earn out payments over the next five years. Included in consideration is $650, which represents the fair value of the earn outs at the date of the acquisition, with a maximum earn out payment of $1,000. VAF is a leading screen filtration manufacturer based in Arvada, Colorado, and has 12 employees. VAF's results are included within the Products segment.

        On August 3, 2016, the Company acquired 100% of Delta Ultraviolet Corporation (Delta UV), a leading manufacturer and marketer of UV-C technology in North America, through the recently acquired Neptune Benson business for $4,813. The Company incurred approximately $100 of acquisition costs, included in General and administrative expenses. Delta UV is based in Gardena, California and had 17 employees. Delta's results are included within the Products segment.

        The above acquisitions were completed in support of the Company's growth plan. The opening balance sheets for the above acquisitions are as follows:

	Magneto	Neptune-Benson	VAF	Delta	Total
Current Assets	$12,240	$29,521	$2,287	$2,268	$46,316
Property, plant and equipment	2,323	2,480	37	518	5,358
Goodwill	7,981	143,680	400	1,257	153,318
Other intangible assets	9,401	149,127	1,190	1,970	161,688
Other noncurrent assets	—	3,576	—	—	3,576

Total asset acquired	31,945	328,384	3,914	6,013	370,256
Total liabilities assumed	(5,216)	(44,680)	(597)	(1,200)	(51,693)

Net assets acquired	$26,729	$283,704	$3,317	$4,813	$318,563

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

3. Acquisitions and Divestitures (Continued)

        On September 30, 2016, the Company sold the assets of an Industrial location in Vernon, California. The Company received $4,547 for this sale, and recognized a gain of $3,700 which is included as a gain on sale of assets within the other operating income section of the Consolidated Statements of Operations and Comprehensive Loss. The major classes of assets and liabilities that were included in this sale were Receivables of $989, Property, plant and equipment of $717, Accrued expenses of $496 and Accounts Payable of $386.

        The following acquisitions were made during the year ended September 30, 2017:

        On November 1, 2016, the Company acquired essentially all of the assets of Environmental Treatment Services, Inc. (ETS), a leading provider of engineered solutions to the industrial wastewater market based in Acworth, GA for $10,730. ETS had ten employees as of the date of acquisition. The Company incurred approximately $16 of acquisition costs, which are included in General and administrative expenses. ETS was acquired to support the Company's growth plan and is included within the Industrial segment of the Company.

        On May 9, 2017, the Company acquired the assets of Noble Water Technologies, a leader in high purity water systems and service, located in Dallas, TX for $7,634; $5,915 cash at closing in addition to earn out payments over the next twelve months. Included in consideration is $1,719, which represents the fair value of the earn outs at the date of the acquisition related to customer retention, with a maximum earn out payment of $2,366. The Company incurred approximately $116 of acquisition costs, which are included in General and administrative expenses. Noble's results are included within the Industrial segment of the Company.

        On June 30, 2017, the Company acquired ADI Systems North America Inc., Geomembrane Technologies Inc., and Lange Containment Systems, Inc. (collectively, "ADI") from ADI Group Inc. for a total of CAD 72,220 ($55,558); CAD 67,320 ($51,785) cash at closing and the fair value of the earn out payments of CAD 4,900 ($3,773) at the date of acquisition. The cash paid at closing was initially funded through borrowings under the credit facility, which was subsequently paid off through the August 8, 2017 First lien facility amendment. The maximum amount payable under the earn outs is CAD 7,480 ($5,760) if certain performance metrics are achieved over a period of twenty-four months. The three are world leaders in wastewater solutions for industrial and manufacturing applications, primarily based in Fredericton, New Brunswick. ADI offers a wide range of technologies tailored to its customer base around the world in anaerobic digestion, aerobic treatment, and biogas treatment. They also provide green energy recovery and water reuse technologies as well as industrial wastewater cover liners and containment systems. Combined, ADI has more than 260 customers in 35 countries. ADI's results are included within the Industrial segment of the Company. The Company incurred approximately $109 of acquisition costs, which are included in General and administrative expenses.

        On June 30, 2017, the Company acquired Olson Irrigation Systems, a leading designer and producer of filters and irrigation components for the agriculture and industrial markets, based in Santee, California, for $9,406. Olson is part of the Company's Products segment and will help the business build upon its leadership in filtration serving a broad range of industrial applications. The Company incurred approximately $140 of acquisition costs, which are included in General and administrative expenses.

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

3. Acquisitions and Divestitures (Continued)

        Pro forma results for acquisitions completed in fiscal 2017 were determined to not be material.

        The preliminary opening balance sheet for the acquisitions is summarized as follows:

	ETS	Noble	ADI	Olson	Total
Current Assets	$782	$618	$10,721	$2,417	$13,800
Property, plant and equipment	376	256	719	593	2,326
Goodwill	5,619	4,135	39,365	3,566	52,404
Other intangible assets	3,953	2,916	12,594	3,263	23,373
Other noncurrent assets	—	—	1,971	—	1,971

Total asset acquired	10,730	7,925	65,370	9,839	93,874
Total liabilities assumed		(261)	(9,812)	(433)	(10,546)

Net assets acquired	$10,730	$7,634	$55,558	$9,406	$83,328

4. Fair Value Measurements

        As of September 30, 2016 and 2017, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.

        The Company measures the fair value of pension plan assets and liabilities, deferred compensation and plan assets and liabilities on a recurring basis pursuant to ASC Topic 820. ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

  Level 1:    Quoted prices for identical instruments in active markets.

  Level 2:    Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value driver is observable.

  Level 3:    Unobservable inputs in which little or no market data is available, therefore requiring an entity to develop its own assumptions.

        The following table presents the Company's financial assets and liabilities at fair value. The fair values related to the pension assets are determined using net asset value (NAV) as a practical expedient, or by information categorized in the fair value hierarchy level based on the inputs used to determine fair value. The reported carrying amounts of deferred compensation assets and liabilities and debt approximate their fair values. The Company uses interest rates and other relevant information

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

4. Fair Value Measurements (Continued)

generated by market transactions involving similar instruments to fair value these assets and liabilities, therefore all are classified as Level 2 within the valuation hierarchy.

	Net Asset Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2016
Assets:
Pension plan
Cash	$—	$15,048	$—	$—
Government Securities	3,240	—	—	—
Liability Driven Investment	3,051	—	—	—
Guernsey Unit Trust	819
Global Absolute Return	2,028
Deferred compensation plan assets
Trust Assets		2,145	—	—
Insurance		—	15,918	—
Liabilities:
Pension plan	—	—	(36,944)	—
Deferred compensation plan liabilities	—	—	(20,080)	—
Long-term debt	—	—	(771,560)	—
As of September 30, 2017
Assets:
Pension plan
Cash	$—	$16,024	$—	$—
Government Securities	3,206	—	—	—
Liability Driven Investment	2,754	—	—	—
Guernsey Unit Trust	932	—	—	—
Global Absolute Return	2,139	—	—	—
Deferred compensation plan assets
Trust Assets		2,146	—	—
Insurance		—	17,396	—
Liabilities:
Pension plan	—	—	(34,803)	—
Deferred compensation plan liabilities	—	—	(21,159)	—
Long-term debt	—	—	(912,471)	—

        The pension plan assets and liabilities and deferred compensation assets and liabilities are included in other non-current assets and other non-current liabilities at September 30, 2016 and 2017.

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

5. Accounts Receivable

        Accounts receivable are summarized as follows:

	September 30, 2016	September 30, 2017
Accounts Receivable	$189,573	248,742
Allowance for Doubtful Accounts	(4,784)	(3,494)

	$184,789	245,248

        The movement in the allowance for doubtful accounts was as follows:

	September 30, 2015	September 30, 2016	September 30, 2017
Balance at beginning of period	$(869)	$(1,572)	$(4,784)
Charged to costs and expenses	(779)	(3,219)	(1.206)
Write-offs	228	74	(2,481)
Foreign currency and other	(152)	(67)	15

Balance at end of period	$(1,572)	$(4,784)	$(3,494)

6. Inventories

        The major classes of inventory, net are as follows:

	September 30, 2016	September 30, 2017
Raw materials and supplies	$60,363	$64,113
Work in progress	17,039	16,425
Finished goods and products held for resale	39,961	44,402
Costs of unbilled projects	5,825	5,706
Advance payment from customers	(655)	—
Reserves for excess and obsolete	(10,141)	(10,599)

	$112,392	$120,047

        The following is the activity in our reserves for excess and obsolete inventory:

	September 30, 2015	September 30, 2016	September 30, 2017
Balance at beginning of period	$(1,677)	$(5,103)	$(10,141)
Additions charged to expense	(3,888)	(5,711)	(1,004)
Write-offs	1,149	739	947
Other	(687)	(66)	(401)

Balance at end of period	$(5,103)	$(10,141)	$(10,599)

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

7. Property, Plant, and Equipment

        Property, plant, and equipment consists of the following:

	September 30, 2016	September 30, 2017
Machinery and equipment	$264,302	$338,056
Land and buildings	79,423	84,282
Construction in process	27,388	24,788

	371,113	447,126
Less: accumulated depreciation	(114,348)	(167,083)

	$256,765	$280,043

        Depreciation expense was $43,457, $51,104 and $53,327 for the fiscal years ended September 30, 2015, 2016 and 2017 respectively. Maintenance and repair expense was $20,761, $22,504 and $21,392 for the fiscal years ended September 30, 2015, 2016 and 2017 respectively.

8. Goodwill

        Changes in the carrying amount of goodwill are as follows:

	Year ended September 30, 2016	Year ended September 30, 2017
Balance at beginning of period	$113,583	$267,643
Business combinations	153,890	52,404
Measurement period adjustment	(247)	(301)
Foreign currency translation	417	2,167

Balance at end of period	$267,643	$321,913

        As of September 30, 2016 and 2017, $129,083 and $139,581, respectively, of goodwill is deductible for tax purposes.

        The Company reviewed the recoverability of the carrying value of goodwill at its reporting units. As the fair value of the Company's reporting units was determined to be in excess of the carrying values at July 1, 2016 and 2017 no further analysis was performed.

        The Neptune Benson reporting unit fair value's excess was approximately 3.0% above the carrying value. In the event of unfavorable changes to the existing assumptions used in the impairment test such as the weighted average cost of capital (discount rate), growth rates and market multiples, the carrying value of the Company's goodwill could be impaired. Although the Company believes that the current assumptions and estimates are reasonable, supportable and appropriate, the Neptune Benson reporting unit competes in a challenging environment and there can be no assurance that the estimates and assumptions made for purposes of the goodwill impairment test will prove to be accurate predictions of future performance.

        All other reporting units significantly exceeded their carrying value and as such, no further analysis was performed.

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

9. Other Intangible Assets

        Intangible assets consist of the following:

		September 30, 2016
	Estimated Life (years)	Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets
Customer related	5 - 26	$264,415	$(24,570)	$239,845
Proprietary technology	10	36,827	(7,453)	29,374
Trademark	10 - 15	20,345	(2,517)	17,828
Backlog	1	80,064	(80,064)	—
Licenses	3	9,524	(8,002)	1,522
Other	4	1,604	(902)	702

Total amortizing intangible assets		412.799	(123.528)	289,271
Indefinite-lived intangible assets		34,207	—	34,207

Total intangible assets		$447,006	$(123,528)	$323,478

		September 30, 2017
	Estimated Life (years)	Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets
Customer related	5 - 26	$265,095	$(31,265)	$233,830
Proprietary technology	10	45,175	(11,390)	33,785
Trademark	10 - 15	26,149	(4,293)	21,856
Backlog	1	82,277	(80,947)	1,330
Other	4	13,953	(5,215)	8,738

Total amortizing intangible assets		432,649	(133,110)	299,539
Indefinite-lived intangible assets		34,207	—	34,207

Total intangible assets		$466,856	$(133,110)	$333,746

        The Company's indefinite-lived intangible asset relate to Federal hazardous waste treatment management permits obtained for locations operated by the Industrial segment. The permits are considered perpetually renewable.

        The Company performs an indefinite-lived intangible asset impairment analysis on an annual basis during the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assessed the carrying value of the permits at the Industrial segment using a qualitative analysis outlined in ASU No. 2012-02 to determine whether the existence of events or circumstances would lead to the conclusion that it is more likely than not that the fair values of the permits are less than the carrying amounts. Events and circumstances considered in this review included macroeconomic conditions, new competition, financial performance of the entities which utilizes the permits and other financial and non-financial events.

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

9. Other Intangible Assets (Continued)

Based on these factors, the Company concluded the fair value of the permits were not more likely than not less than the carrying amounts.

        For the amortizing intangible assets, the remaining weighted-average amortization period for aggregate net intangible assets at September 30, 2017 is 10.74 years. The weighted average amortization period for Customer-related intangibles, Proprietary technology, Trademarks, and Other was 16.6 years, 7 years, 10 years and 1 year, respectively.

        Intangible asset amortization was $14,683, $18,185 and $24,559 for the Company for the fiscal years ended September 30, 2015, 2016 and 2017 respectively. The estimated future amortization expense is as follows:

Amount
Fiscal Year
2018	$26,837
2019	25,429
2020	22,006
2021	20,749
2022	20,697
Thereafter	185,010

Total	$300,728

10. Debt

        Long-term debt consists of the following:

	September 30, 2016	September 30, 2017
First Lien Term Facility, due January 15, 2021	$491,113	$896,574
Second Lien Term Facility, due January 15, 2022	75,000	—
Incremental First Lien Facility, due January 15, 2021	184,075	—
Revolving Credit Facility, due January 15, 2019	18,000	—
Build Own Operate Financing, due June 30, 2024	—	6,930
Notes Payable, due June 30, 2018 to July 31, 2023	11,223	3,287

Total debt	779,411	906,791
Less unamortized discount and lender fees	(21,255)	(16,942)

Total net debt	758,156	889,849
Less current portion	(30,024)	(11,325)

Total long-term debt	$728,132	$878,524

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

10. Debt (Continued)

Term Facilities and Revolving Credit Facility

        On January 15, 2014, EWT Holdings III Corp entered into First and Second Lien Term Loan Agreements (the "Term Loan Agreements") among the Company, the lenders party thereto and Credit Suisse AG as Administrative Agent and Collateral Agent. The Term Loan Agreements provided seven-year term loan facilities, consisting of the First Lien Term Loan and Second Lien Term Loan in aggregate principal amounts of $505,000 and $75,000, respectively. The First Lien Term Loan Agreement also made available to the Company a $75,000 revolving credit facility ("The Revolver"), which contains a Letter of Credit sub-facility up to $35,000. These borrowings were issued at a discount to face value of .5% aggregating $2,900 and net of lender arrangement fees aggregating $16,700. Additional capitalized financing fees, including lender fees paid for the Revolving Credit Facility placement, aggregated $5,483.

        In April, 2016 the Company issued an Incremental First Lien Term Loan (the "Incremental First Lien"), in an aggregate principal amount of $185,000, at a 1% discount, coterminous with the existing Frist Lien Term Loan. The 1% discount to face value aggregated $1,850. Additional capitalized financing fees associated with the transaction aggregated $4,446. The proceeds of the Incremental First Lien facility were used to finance the acquisition of Neptune Benson.

        On October 28, 2016, the Company completed a tack-on financing to the First Lien Term Loan ("the October, 28, 2016 Tack-On") for $150,000, issued at a 0.25% discount of $375. The Company also upsized the Revolving Credit Facility capacity by $20,000 through this transaction, resulting in total Revolving Credit capacity of $95,000. The Company incurred $4,264 of additional financing fees related to this transaction, of which $3,823 were capitalized and are included as a contra liability to debt on the balance sheet.

        Proceeds from this transaction were used to repay $33,000 outstanding on the Revolving Credit Facility, and to extinguish the $75,000 Second Lien Term Loan facility. The Company had $2,075 of unamortized fees related to the Second Lien Term Loan facility outstanding on October 28, 2016, which were written off upon extinguishment of the Second Lien debt.

        On August 8, 2017, the Company amended its First Lien Term Loan agreement pursuant to the terms and conditions of Amendment No. 4 to the First Lien Term Loan agreement. This amendment collapsed the April, 2016 Incremental First Lien tranche and the October 28, 2016 Tack-On into a single tranche with the original First Lien Term Loan. The Company also issued an additional $80,000 in principal term debt through this transaction, and incurred financing fees of $1,188, which were expensed. First Lien principal and interest is payable in quarterly installments, with quarterly principal reductions of $2,282, and the balance due at maturity on January 15, 2021. The First Lien Term Loan bears interest based on a variable rate subject to a 1% floor + 3.75% spread. As of September 30, 2017, the applicable First Lien Term Loan interest rate was 5.05%.

        Total fees, net of amortization, were $15,566 and $5,689 related to the First and Second Lien Term Loans, and the Incremental First Lien, respectively, as of September 30, 2016. Total fees, net of amortization, were $16,942 related to the First Lien Term Loan as of September 30, 2017. These fees were included as a contra liability to debt on the consolidated balance sheet.

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

10. Debt (Continued)

        On June 30, 2017, the Company completed a Build Own Operate financing for $7,100. The Company incurred $50 of additional financing fees related to this transaction, which have been capitalized and are included as a contra liability on the balance sheet. This financing fully amortizes over the seven-year tenure and incurs interest at a rate of one month LIBOR plus 300 basis points. This variable rate debt has been fixed at a rate of 5.08% per annum. Principal obligations are $254 per quarter.

        Borrowings under the Revolving Credit Facility bear interest at variable rates plus a margin ranging from 225 to 325 basis points, dependent upon The Company's leverage ratio and Variable Rate selected. Base Rate borrowings under the Revolving Credit Facility at September 30, 2017 would have incurred interest at 6.50%, calculated as the 225 basis point spread plus the Prime Rate of 4.25%. The weighted average interest rate on Revolver borrowings at September 30, 2016 was 4.66%. Base rate Revolver interest is calculated as the greatest of the Federal Funds Rate + 5 basis points, 1-Month LIBOR + 1%, or the Prime Rate, plus 225 basis points.

        The Company has borrowing availability under the Revolving Credit Facility of $75,000 and $95,000 at September 30, 2016 and September 30, 2017, respectively, reduced for outstanding letter of credit guarantees. Such letter of credit guarantees are subject to a $35,000 sublimit within the Revolving Credit Facility. The Company's outstanding letter of credit guarantees under this agreement aggregated approximately $9,742 and $6,706, at September 30, 2016 and September 30, 2017, respectively. As of September 30, 2016 and September 30, 2017, the Company had outstanding revolver borrowings of $18,000 and $0, with an unused portion of $47,258 and $88,294, respectively. At September 30, 2017, the Company has issued additional letters of credit of $10,568 under a separate arrangement.

        The Term Loan Agreement contains limitations on incremental borrowings, is subject to leverage ratios and allows for prepayment. Under certain circumstances beginning with fiscal 2015 results of operations, the Company may be required to remit excess cash flows as defined based upon exceeding certain leverage ratios. The Company did not exceed such ratios during fiscal 2017, does not anticipate exceeding such ratios during 2018, and therefore does not anticipate any additional repayments during 2018.

  Notes Payable

        As of September 30, 2016 and 2017, the Company had notes payable in an aggregate outstanding amount of $11,223 and $3,287, with interest rates ranging from 6.26% to 7.39%, and due dates ranging from June 30, 2018 to July 31, 2023. These notes are related to certain equipment related contracts and are secured by the underlying equipment and assignment of the related contracts.

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

10. Debt (Continued)

Repayment Schedule

        Aggregate maturities of all long-term debt, including current portion of long-term debt and excluding capital lease obligations as of September 30, 2017, are presented below:

Fiscal Year
2018	$11,325
2019	10,665
2020	10,564
2021	10,591
2022	861,555
Thereafter	2,091

Total	$906,791

11. Product Warranties

        The Company accrues warranty obligations associated with certain products as revenue is recognized. Provisions for the warranty obligations are based upon historical experience of costs incurred for such obligations, adjusted for site-specific risk factors and as necessary, for current conditions and factors. There are significant uncertainties and judgments involved in estimating warranty obligations, including changing product designs, differences in customer installation processes and future claims experience which may vary from historical claims experience.

        A reconciliation of the activity related to the accrued warranty, including both the current and long-term portions, is as follows:

	Year ended September 30, 2015	Year ended September 30, 2016	Year ended September 30, 2017
Balance at beginning of the period	$38,947	$31,758	$23,309
Business combination recognition	—	—	285
Warranty provision for sales	6,646	8,994	6,697
Settlement of warranty claims	(12,199)	(15,785)	(12,669)
Foreign currency and other	(1,636)	(1,658)	(348)

Balance at end of the period	$31,758	$23,309	$17,274

        The decline in accrued warranty over the periods presented is attributable to improved product quality and better project execution, as well as the expiration of warranty periods for certain specific exposures related to discontinued products.

12. Restructuring and Related Charges

        To better align its resources with its growth strategies and reduce the cost structure, the Company commits to restructuring plans as necessary. The Company initiated a Voluntary Separation Plan (VSP)

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

12. Restructuring and Related Charges (Continued)

during the fourth quarter of the year ended September 30, 2016, that continued throughout fiscal 2017. The VSP plan includes severance payments to employees as a result of streamlining business operations for efficiency, elimination of redundancies, and reorganizing business processes. In addition, the Company has undertaken various other restructuring initiatives, including the wind down of the Company's operations in Italy, restructuring of the Company's operations in Australia, consolidation of functional support structures on a global basis, and consolidation of the Singaporean research and development center. The table below sets forth the amounts accrued for the restructuring components and related activity:

	Year ended September 30, 2015	Year ended September 30, 2016	Year ended September 30, 2017
Balance at beginning of the period	$3,640	$1,814	$13,217
Restructuring charges related to VSP	—	16,859	20,098
Charges related to other initiatives	6,526	13,100	12,294
Write off charge and other non-cash activity	(1,616)	(166)	(727)
Cash payments	(6,606)	(18,403)	(41,432)
Other adjustments	(130)	13	92

Balance at end of the period	$1,814	$13,217	$3,542

        The balances for accrued restructuring liabilities at September 30, 2016 and 2017 are recorded in Accrued expenses and other liabilities. Restructuring charges primarily represent severance charges. The Company expects to pay out the remaining amounts accrued as of September 30, 2017 during the quarters ending December 31, 2017 and March 31, 2018. The Company continues to evaluate restructuring activities that may result in additional charges in the future.

13. Employee Benefit Plans

        The Company maintains multiple employee benefit plans.

        Certain of the Company's employees in the UK were participants in a Siemen's defined benefit plan established for employees of a UK-based operation acquired by Siemens in 2004. The plan was frozen with respect to future service credits for active employees, however the benefit formula recognized future compensation increases. The Company agreed to establish a replacement defined benefit plan, with the assets of the Siemens scheme transferring to the new scheme on April 1, 2015.

        The Company's employees in Germany also participate in a defined benefit plan. Assets equaling the plan's accumulated benefit obligation were transferred to a German defined benefit plan sponsored by the Company upon the acquisition of EWT from Siemens. The German entity also sponsors a defined benefit plan for a small group of employees located in France.

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

13. Employee Benefit Plans (Continued)

        The changes in projected benefit obligations, plan assets and the funded status of the defined benefit plans as of and for the fiscal years ended September 30, 2016 and 2017, respectively, are as follows:

	UK & German Plans	UK & German Plans
	2016	2017
Change in projected benefit obligation
Projected benefit obligation at prior year measurement date	$27,044	$36,944
Service cost	829	1,137
Interest cost	728	606
Actuarial (gains) losses	9,723	(5,486)
Benefits paid from company assets	(16)	(127)
Foreign currency exchange impact	(1,364)	(1,729)

Projected benefit obligation at measurement date	36,944	34,803
Change in plan assets
Fair value of assets at prior year measurement date	23,044	24,186
Actual return on plan assets	2,437	(368)
Benefits paid	(13)	(25)
Employer contribution	205	225
Foreign currency exchange impact	(1,487)	1,037

Fair value of assets at measurement date	24,186	25,055

Funded status and amount recognized in assets and liabilities	$(12,758)	(9,748)

Amount recognized in assets and liabilities
Other non-current assets	$1,794	$1,618
Other non-current liabilities	$(14,552)	$(11,366)
Amount recognized in accumulated other comprehensive loss, before taxes
Actuarial loss	$9,926	$5,373

        The following table provides summary information for the German plan where the projected benefit obligation and accumulated benefit obligation are in excess of plan assets:

	September 30, 2016	September 30, 2017
Projected benefit obligation	$27,361	$25,061
Accumulated benefit obligation	$24,117	$22,607
Fair value of plan assets	$12,809	$13,695

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

13. Employee Benefit Plans (Continued)

        The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year indicated as well as net periodic pension cost for the following year. The discount rate is based on settling the obligation with high grade, high yield corporate bonds, and the rate of compensation increase is based upon actual experience. The expected return on assets is based on historical performance as well as expected future rates of return on plan assets considering the current investment portfolio mix and the long-term investment strategy.

	2016	2017
Discount rate	1.20% - 2.60%	2.00% - 2.95%
Expected long-term rate of return on plan assets	1.25% - 2.63%	.90% - 3.15%
Salary scale	2.25% - 4.75%	2.25% - 4.90%
Pension increases	1.00% - 3.15%	1.00% - 3.30%

        The Plan trustees for the UK and German pension plans have established investment policies and strategies. In 2016 the UK Pension Committee established and implemented a liability driven investment approach to take advantage of, and seeking to protect, its well-funded status. The current German investment strategy is to maintain cash reserves.

        The Company elected to early adopt ASU 2015-07, Disclosures for investments in certain entities that calculate net asset value per share (or its equivalent), during the year ended September 30, 2016 and applied this retrospectively. ASU 2015-07 permits a reporting entity to measure the fair value of certain investments it owns using the net asset value (NAV) per share of the investment, or the 'practical expedient'. The purpose of this update is to develop a reporting methodology that is consistent across all reporting entities. See footnote 4, Fair Value, for disclosure of the plan assets under ASU 2015-07.

        Through a trust arrangement, the German plan assets are held in cash at a German bank.

        The actual overall asset allocation for the UK pension plan as compared to the investment policy goals as of September 30, 2017 was as follows:

	2017 Target	2017 Actual
Asset Category
Equity	23.5%	51.3%
Index-linked gilts	76.5%	28.2%
Cash	0%	20.5%

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

13. Employee Benefit Plans (Continued)

        Pension expense for the German and UK plans were as follows:

	Year ended September 30, 2015	Year ended September 30, 2016	Year ended September 30, 2017
Service cost	$837	$829	$1,137
Interest cost	589	728	606
Expected return on plan assets	(407)	(481)	(476)
Amortization of actuarial losses	137	128	797

Pension expense for defined benefit plans	$1,156	$1,204	$2,064

        Benefits expected to be paid to participants of the plans are:

Fiscal Year
2018	$101
2019	144
2020	238
2021	317
2022	740
Five years thereafter	3,908

Total	$5,448

The Company maintains a defined contribution 401(k) plan, which covers all U.S.-based employees who meet certain age and length of service requirements. Plan participants can elect to defer pre-tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company matches 100% of eligible participants' deferrals that do not exceed 6% of their pay (subject to limitations imposed by the Internal Revenue Code). The Company's matching contributions were $11,141, $12,382 and $13,026 for the years ended September 30, 2015, 2016 and 2017 respectively.

  The majority of the UK employees participated in a defined contribution plan maintained by the Company. For the years ended September 30, 2015, 2016 and 2017, contributions made to the Company's plan were $707, $821 and $739 respectively.

Deferred Compensation

        On April 1, 2014, the Company adopted a non-qualified deferred compensation plan for certain highly compensated employees. The Plan matches on a dollar-for-dollar basis, up to the first 6% of a participants' pay. The Company's obligation under the plan represents an unsecured promise to pay benefits in the future. In the event of bankruptcy or insolvency of the Company, assets of the plan would be available to satisfy the claims of general creditors. To increase the security of the participants' deferred compensation plan benefits, the Company has established and funded a grantor trust (known as a rabbi trust). The rabbi trust is specifically designed so that assets are available to pay plan benefits to participants in the event the Company is unwilling or unable to pay the plan benefits for any reason

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

13. Employee Benefit Plans (Continued)

other than bankruptcy or insolvency. As a result, the Company is prevented from withdrawing or accessing assets for corporate needs. Plan participants choose to receive a return on their account balances equal to the return on the various investment options. The rabbi trust assets are primarily invested in mutual funds and insurance contracts of which the rabbi trust is the owner and beneficiary.

Health Benefit Plan

        The Company maintains a qualified employee health benefit plan in the U.S. and is self-funded by the Company with respect to claims up to a certain amount. The plan requires contributions from eligible employees and their dependents.

14. Income Taxes

        As of September 30, 2015, 2016, and 2017, undistributed earnings of non-U.S. affiliates were approximately $0, $2,170 and $5,218, respectively, which are considered permanently invested with no deferred taxes provided. Because the Company does not have any plans to repatriate the funds, the Company does not determine the impact of U.S. taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings and, therefore, cannot reasonably estimate the associated tax liability.

        For financial reporting purposes, (loss) income before income taxes includes the following components:

	Year ended September 30, 2015	Year ended September 30, 2016	Year ended September 30, 2017
United States	$(33,360)	$(1,941)	$12,833
Rest of World	(4,786)	(3,422)	994

Total	$(38,146)	$(5,363)	$13,827

        The components of income tax expense (benefit) were as follows:

	Year ended September 30, 2015	Year ended September 30, 2016	Year ended September 30, 2017
Current:
Federal	$—	$—	$876
State	(131)	678	—
Rest of World	2,782	2,143	5,268

	2,651	2,821	6,144
Deferred:
Federal	34,789	(18,638)	$2,350
State	6,243	(1,402)	421
Rest of World	4,222	(1,175)	(1,498)

	45,254	(21,215)	1,273

Total tax (benefit) expense	$47,905	$(18,394)	$7,417

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

14. Income Taxes (Continued)

        A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income from operations before income taxes was as follows:

	Year ended September 30, 2015	Year ended September 30, 2016	Year ended September 30, 2017
Income tax benefit at the federal statutory rate	$(13,058)	$(1,877)	$4,839
State and local income taxes, net of federal tax benefit	(112)	791	34
Foreign tax rate differential (based on local statutory rates ranging from 17% to 30%)	399	(272)	(914)
Puerto Rico Taxes, net of federal effects	—	—	556
Foreign nondeductible R&D expenses	—	—	1,060
Foreign nondeductible legal expenses	—	—	859
Foreign R&D credit	—	—	(1,165)
Contingent liabilities—warranty	(1,651)	(236)	(566)
Contingent liabilities—long-term disability	(670)	(189)	(105)
Interest expense	—	1,141	1,396
Meals and entertainment expense	—	601	649
Non-deductible expenses	518	3	488
Provision to return adjustments	—	(1,043)	(895)
Noncontrolling interest	(1,112)	—	(1,486)
Valuation allowances	63,470	(17,714)	2,264
Other	121	401	403

Total	$47,905	$(18,394)	$7,417

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

14. Income Taxes (Continued)

        Significant components of deferred tax assets and liabilities were as follows:

	September 30, 2016	September 30, 2017
Receivable allowances	$759	$362
Reserves and accruals	28,457	24,726
Inventory valuation and other assets	2,625	3,664
Investment in partnership	916	2,735
Foreign exchange on intercompany loans	9,679	5,681
Other deferred taxes	1,027	1,117
Net operating loss carryforwards	29,158	44,104

Total deferred tax assets	72,621	82,389
Goodwill	(3,476)	(7,396)
Fixed assets	(11,963)	(19,708)
Intangibles	(15,613)	(14,566)
Other deferred tax liabilities	(2,286)	(1,706)

Total deferred tax liabilities	(33,338)	(43,376)

Net deferred tax assets	39,283	39,013
Valuation allowance against net deferred tax assets	(47,846)	(48,573)

Net deferred tax liability	$(8,563)	$(9,560)

        U.S. federal net operating loss carryforwards of $100,090 will begin to expire from 2034 through 2037. State net operating loss carryforwards of $46,912 principally relate to California, Florida, Colorado and Massachusetts and will begin to expire at various dates from 2018 through 2037. Foreign net operating loss carryforwards of $27,086 principally relate to Germany, Italy and the United Kingdom of which $25,048 do not expire. We have recorded a deferred tax asset of $44,104 related to these net operating loss carryforwards, which has a full valuation allowance.

        As required by U.S. GAAP, management assesses the available positive and negative evidence to estimate whether sufficient taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2017. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

        After considering all available evidence, both positive and negative, management determined that a valuation allowance was necessary in certain jurisdictions. As of September 30, 2017, the company maintains a full valuation allowance against its net deferred tax assets (excluding deferred tax liabilities related to indefinite lived intangibles) in the US, Germany, Italy, and the UK. A partial valuation allowance is maintained in the Netherlands related to deferred tax assets generated prior to the Magneto acquisition that are not expected to be realized. The valuation allowance at September 30, 2016 and 2017 was $47,846 and $48,573, respectively. The increase in the valuation allowance was

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

14. Income Taxes (Continued)

attributable to additional losses incurred during the year offset by changes in pension liabilities and currency translation adjustments recorded through Other Comprehensive Income.

        The Company does not anticipate it will dispose any of its foreign subsidiaries in the foreseeable future and as such has not recorded a U.S. deferred tax asset where the tax basis exceeds the financial reporting basis of these investments. Additionally, the Company has not provided a U.S. deferred tax liability on the excess of financial reporting over tax basis of its investments, or its unremitted earnings of $5,218 as of September 30, 2017 as such earnings are considered to be indefinitely reinvested. Upon distribution of these earnings the Company may be subject to U.S. income taxes and foreign withholding taxes. The amount of taxes that may be payable on remittance of these earnings is dependent on the tax laws and profile of the Company at that time and the availability of foreign tax credits in the year in which such earnings are remitted. Therefore, it is not practicable to estimate the amount of taxes that may be payable when these earnings are remitted in the future.

        The Company utilizes the 'more likely than not" standard in recognizing a tax benefit in its financial statements. For the years ended September 30, 2017 and 2016, the Company did not have any unrecognized tax benefits, nor did it record interest or penalties associated with unrecognized tax benefits. If accrual for interest or penalties is required, it is the Company's policy to include these as a component of income tax expense.

        We are subject to taxation in the United States as well as various states and foreign jurisdictions. As of September 30, 2017, all tax years for the period FY 2014 through FY 2017 are subject to examination by the tax authorities.

15. Stock Option Plan

        The Company established the Evoqua Water Technologies Corp. Stock Option Plan shortly after the acquisition date of January 16, 2014. The plan allows certain management employees to purchase shares in Evoqua Water Technologies Corp. and is designed to attract and retain employees while also aligning employees' interests with the interests of the Company's shareholders. In addition, members of the Company's Board of Directors participate in the stock option plan in connection with their service on the Company's Board. Under the Evoqua Water Technologies Corp. Stock Option Plan, the number of shares available for award was 11,083. As of September 30, 2017, there were approximately 1,704 shares available for future grants.

        Option awards are granted at various times during the fiscal year, vest ratably at 25% per year, and are exercisable at the time of vesting. The options granted have a ten-year contractual term.

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

15. Stock Option Plan (Continued)

        A summary of the stock option activity as of and for the periods ending September 30, 2015, 2016 and 2017 is presented below:

	Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate Intrinsic Value
Outstanding at September 30, 2014	3,778	$4.64	8.8 yrs	$3,305
Granted	4,352	4.64		4,437
Exercised	—	—		—
Forfeited	(105)	4.64		(92)
Expired	—	—		—

Outstanding at September 30, 2015	8,025	4.64	8.8 yrs	7,650
Granted	1,221	6.52		2,403
Exercised	—	—		—
Forfeited	(239)	4.98		(294)
Expired	—	—		—

Outstanding at September 30, 2016	9,007	4.88	7.6 yrs	9,758
Granted	1,039	7.41		2,198
Exercised	(319)	4.64		(282)
Forfeited	(668)	4.86		(664)
Expired	—	—		—

Outstanding at September 30, 2017	9,060	4.06	7.5 yrs	$11,011

Options exercisable at September 30, 2017	4,760	$4.71	6.9 yrs	$4,941

        A summary of the status of the Company's non-vested shares as of, and for the periods ended, September 30, 2015, 2016 and 2017 is presented below:

	2015		2016		2017
Nonvested Shares	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	3,778	0.87	6,840	$0.95	5,931	$1.15
Granted	4,352	1.02	1,221	1.97	1,039	2.12
Vested	(1,185)	0.96	(1,891)	0.94	(2,002)	1.23
Forfeited	(105)	0.87	(239)	1.23	(668)	1.00
Nonvested at end of period	6,840	0.95	5,931	1.15	4,300	1.43

        The weighted average grant date fair value for the options granted during the year was $1.02, $1.97 and $2.12, for the periods ended September 30, 2015, 2016 and 2017, respectively. The total fair value of options vested during the year was $1,135, $1,786 and $2,514 for the periods ending September 30, 2015, 2016 and 2017, respectively.

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

15. Stock Option Plan (Continued)

Expense Measurement and Recognition

        The Company recognizes share-based compensation for all current award grants and, in future periods, will recognize compensation costs for the unvested portion of previous award grants based on grant date fair values. Unrecognized costs related to share-based awards outstanding at September 30, 2017 totaled approximately $4,067 and are expected to be recognized over a period of 3.9 years.

        The Company has little historic data with respect to estimates of expected employee behaviors related to option exercises and forfeitures. As a result, the Company has used historic data from public disclosures of comparable companies which the Company believes to be representative of its own expected employee behaviors.

        The Company estimates the fair value of each stock option award on the grant date using the Black-Scholes valuation model incorporating the assumptions noted in the following table. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Option valuation assumptions for options granted are as follows:

	Year Ended September 30, 2015	Year Ended September 30, 2016	Year Ended September 30, 2017
Expected volatility	27.00% - 30.00%	27.50% - 29.50%	25.30% - 28.70%
Expected dividends	—	—	—
Expected term (in years)	5.7 - 5.8	6.1	6.0 - 6.1
Risk free rate	1.31% - 1.58%	1.01% - 1.42%	1.89% - 1.93%
Grant date fair value per share of options granted	$23.58 - $36.44	$36.44 - $61.77	$2.13 - $2.41

        The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. As the Company has no history with respect to volatility of share prices the expected volatility is not based on realized volatility. The Company, as permitted under ASC 718, has identified guideline public companies who are participants in the Company's markets. The Company obtained historic share price trading data from the guideline companies and based their estimate of expected volatility on the historic volatility of the guideline companies. As the guideline companies are comparable in most significant respects, the Company believes they represent an appropriate basis for estimating expected volatility.

        Reported non cash stock based compensation expense was classified as shown in the following table:

	Year Ended September 30, 2015	Year ended September 30, 2016	Year ended September 30, 2017
Cost of services	$38	$35	$43
General and administrative	1,549	1,964	2,208

	$1,587	$1,999	$2,251

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

15. Stock Option Plan (Continued)

        In connection with our initial public offering, the Board adopted and our stockholders approved the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (or the "Equity Incentive Plan"), under which equity awards may be made in respect of 5,100,000 shares of common stock of the Company. Under the Equity Incentive Plan, awards may be granted in the form of options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, share awards and performance-based awards (including performance share units and performance-based restricted stock). No awards have been granted as of yet under the Equity Incentive Plan.

        In connection with our initial public offering, the Company entered into restricted stock unit ("RSU") agreements with each of our executive officers and certain other key members of management pursuant to which recipients received, in the aggregate 1,197 stock-settled RSUs, the aggregate value of which equals $25.0 million. The RSUs will vest and settle in full upon the second anniversary of the IPO (the "Vesting Date"), subject to the grantee's continued employment with the Company or any of its subsidiaries through the Vesting Date; provided, however, that in the event that a Change in Control (as defined in the RSU agreements) occurs prior to the Vesting Date, the RSUs will vest and settle in full upon the date of such Change in Control, subject to the grantee's continued employment with the Company or any of its subsidiaries through the Change in Control date. In the event that the grantee is terminated for any reason prior to the Vesting Date, the grantee will forfeit each of his or her RSUs for no consideration as of the date of such termination of employment; provided, that, if the grantee is terminated without Cause (as defined in the RSU agreement) prior to the Vesting Date, the RSUs will vest and settle in full upon the Vesting Date as though the grantee had remained employed through such date.

16. Other comprehensive loss

        The components of accumulated other comprehensive loss were:

	September 30, 2016	September 30, 2017
Foreign currency translation loss	$(745)	$(1,436)
Pension benefit plans, net of tax of $0 and $0	$(9,926)	$(4,553)

Total accumulated other comprehensive (loss) income	$(10,671)	$(5,989)

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

16. Other comprehensive loss (Continued)

        The changes in accumulated other comprehensive loss by component, net of tax, for the year ending September 30, 2014 , 2015 and 2016 are as follows:

	Foreign currency translation loss	Pension plans
Balance at January 16, 2014	$2,038	$(2,560)
Other comprehensive income before reclassifications	(4,276)	148
Amounts reclassified from accumulated other comprehensive loss related to amortization of actuarial losses	—	137

Balance at September 30, 2015	$(2,238)	$(2,275)

Other comprehensive income before reclassifications	1,493	(7,779)
Amounts reclassified from accumulated other comprehensive loss related to amortization of actuarial losses	—	128

Balance at September 30, 2016	$(745)	$(9,926)

Other comprehensive income before reclassifications	(691)	5,373

Balance at September 30, 2017	$(1,436)	$(4,553)

        Amounts reclassified out of other comprehensive loss related to the amortization of actuarial losses are included in pension expense.

17. Concentration of Credit Risk

        The Company's cash and cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. The Company's trade receivables do not represent a significant concentration of credit risk at fiscal 2016 and 2017 due to the wide variety of customers and markets into which products are sold and their dispersion across geographic areas. The Company does perform ongoing credit evaluations of its customers and maintains an allowance for potential credit losses on trade receivables. As of and for the fiscal years ended September 30, 2015, 2016, and 2017 no customer accounted for more than 10% of net sales or net accounts receivable.

        The Company operates predominantly in seven countries worldwide and provides a wide range of proven product brands and advanced water and wastewater treatment technologies, mobile and emergency water supply solutions and service contract options through its Industrial, Municipal, and Products segments. The Company is a multi-national business but its sales and operations are primarily in the U.S. Sales to unaffiliated customers are based on the Company locations that maintain the

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

17. Concentration of Credit Risk (Continued)

customer relationship and transacts the external sale. The following tables set forth external net revenue, net of intercompany eliminations, and net asset information by region:

	Year ended September 30, 2015	Year ended September 30, 2016	Year ended September 30, 2017
Sales to external customers
United States	$880,787	$950,229	$1,033,404
Rest of World	180,179	186,967	214,020

Total	$1,060,966	$1,137,196	$1,247,424

	September 30, 2016	September 30, 2017
Net Assets
United States	$200,511	$187,247
Rest of World	3,424	29,328

	$203,935	$216,575

	September 30, 2016	September 30, 2017
Long Lived Assets
United States	$212,457	$240,528
Rest of World	44,308	$39,515

	$256,765	$280,043

18. Related-Party Transactions

Transactions with Investors

        The Company paid an advisory fee of $1,000 per quarter to AEA Investors LP ("AEA"), the private equity firm and ultimate majority shareholder. Upon the IPO, the Company stopped paying these fees to AEA. In addition, the Company reimbursed AEA for normal and customary expenses incurred by AEA on behalf of the Company. The Company incurred expenses, excluding advisory fees, of $377 and $288 for the years ended September 30, 2016 and 2017 respectively. The amounts owed to AEA were $100 and $38 at September 30, 2016 and 2017, respectively, and were included in Accrued expenses and other liabilities.

        From time to time, the Company may facilitate the transfer of funds between employees and the Company, in connection with an employee stock purchase. As a result, the Company was due $250 from an officer of the Company as of September 30, 2016. The amount was repaid in full on January 31, 2017.

        Additionally, in order to facilitate the acquisition of Neptune Benson in April, 2016, the Company received an additional $6,895 of capital contribution from AEA that was used to fund the acquisition.

        AEA, through two of its affiliated funds, is one of the lenders in the Incremental First Lien Facility and had a commitment of $16,218 at September 30, 2017.

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

19. Commitments and Contingencies

Operating Leases

        The Company occupies certain facilities and operates certain equipment and vehicles under non-cancelable lease arrangements. Lease agreements may contain lease escalation clauses and purchase and renewal options. The Company recognizes scheduled lease escalation clauses over the course of the applicable lease term on a straight-line basis in the Consolidated Statement of Operations.

        Total rent expense was $14,592, $11,760 and $15,267 for the fiscal years ended September 30, 2015, 2016 and 2017, respectively.

        Future minimum aggregate rental payments under non-cancelable operating leases are as follows:

Operating Leases
Fiscal Year
2018	$12,205
2019	9,898
2020	8,869
2021	7,651
2022	5,712
Thereafter	10,360

Total	$54,695

Capital Leases

        The Company leases certain equipment under leases classified as capital leases. During the year ending September 30, 2017, the Company entered into a Sales-Leaseback transaction for 14 trailers. As a result of this transaction, the Company received $3,873 then subsequently increased the amount of their capital lease assets and liabilities for $3,719. The future minimum payments are $57 per month, at an interest rate of 3.65% for seven years. The leased equipment is depreciated on a straight line basis over the life of the lease and is included in depreciation expense. The gross and net carrying values of the equipment under capital leases was $29,261 and $22,788, respectively, as of September 30, 2016 and was $43,727 and $30,302, respectively, as of September 30, 2017 and are recorded in Property, plant and equipment, net.

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

19. Commitments and Contingencies (Continued)

        The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of September 30, 2016.

Capital Leases
Fiscal Year
2018	$10,399
2019	9,320
2020	7,235
2021	4,340
2022	2,563
Thereafter	1,294

Total	35,151
Less amount representing interest (at rates ranging from 2.15% to 3.65%)	4,321

Present value of net minimum capital lease payments	30,830
Less current installments of obligations under capital leases	9,777

Obligations under capital leases, excluding current installments	$21,053

        The current installments of obligations under capital leases are included in Accrued expenses and other liabilities. Obligations under capital leases, excluding current installments, are included in other non-current liabilities.

        The Company is a lessor to multiple parties. The Company purchases equipment through internal funding or bank debt equal to the fair market value of the equipment. The equipment is then leased to customers for periods ranging from five to twenty years. The Company also leased equipment to one customer under a direct financing lease, but sold the equipment to this customer during the year ended September 30, 2017. As of September 30, 2017, future minimum lease payments receivable under operating leases are as follows:

Operating Lease
Fiscal year
2018	$7,194
2019	4,942
2020	4,183
2021	1,929
2022	1,796
Thereafter	3,687
Future minimum lease payments	$23,731

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

19. Commitments and Contingencies (Continued)

Guarantees

        From time to time, the Company is required to provide letters of credit, bank guarantees, or surety bonds in support of its commitments and as part of the terms and conditions on water treatment projects. In addition, the Company is required to provide letters of credit or surety bonds to the department of environmental protection or equivalent in some states in order to maintain its licenses to handle toxic substances at certain of its water treatment facilities.

        These financial instruments typically expire after all Company commitments have been met, a period typically ranging from twelve months to ten years, or more in some circumstances. The letters of credit, bank guarantees, or surety bonds are arranged through major banks or insurance companies. In the case of surety bonds, the Company generally indemnifies the issuer for all costs incurred if a claim is made against the bond.

        As of September 30, 2016, and September 30, 2017, the Company had letters of credit totaling $18,129, and $17,274, respectively, and surety bonds totaling $102,228 and $87,849 respectively, outstanding under the Company's credit arrangements. The longest maturity date of the letters of credit and surety bonds in effect as of September 30, 2017 was March 31, 2024. Additionally, as of September 30, 2016 and September 30, 2017, the Company had letters of credit totaling $1,529 and $901, respectively, and surety bonds totaling $43,663 and $12,970, respectively, outstanding under the Company's prior arrangement with Siemens.

Litigation

        From time to time, as a normal incident of the nature and kind of business in which the Company is engaged, various claims or charges are asserted and litigation commenced against it arising from or related to: product liability; personal injury; trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; breach of warranty; or environmental matters. Claimed amounts may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. While it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed or decided unfavorably, the Company does not expect that any asserted or un-asserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on the results of operations, or financial condition.

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

20. Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities consisted of the following:

	September 30, 2016	September 30, 2017
Salaries, wages and other benefits	$46,031	$52,116
Severance payments	13,217	3,542
Taxes, other than income	10,643	9,244
Obligation under capital leases	6,231	9,777
Third party commissions	9,155	6,968
Insurance liabilities	5,484	4,915
Provisions for litigation	3,894	4,715
Earn outs related to acquisitions	78	4,304
Other	16,574	26,342

	$111,307	$121,923

21. Business Segments

        The Company has three reportable segments—Industrial, Municipal and Products. The key factors used to identify these reportable segments are the organization and alignment of the Company's internal operations, the nature of the products and services, and customer type. The business segments are described as follows:

        Industrial combines equipment and services to improve operational reliability and environmental compliance for heavy and light industry, commercial and institutional markets. Their customers span industries including hydrocarbon refineries, chemical processing, power, food and beverage, life sciences, health services and microelectronics.

        Municipal helps engineers and municipalities meet new demands for plant performance through leading equipment, solutions and services backed by trusted brands and over 100 plus years of applications experience. Their customers include waste water and drinking water collection and distribution systems, utility operators. Their services include odor control services.

        Products has distinct business operating units. Each has a unique standard product built on well-known brands and technologies that are sold globally through multiple sales and aftermarket channels. Additionally, Products also offers industrial, municipal and water recreational users with well-known brands that improve operational reliability and environmental compliance. Their customers include original equipment manufacturers, regional and global distributors, engineering, procurement and contracting customers, and end users in the municipal, industrial and commercial industries, including hotels, resorts, colleges, universities, waterparks, aquariums and zoos.

        The Company evaluates its business segments' operating results based on earnings before interest, taxes, depreciation and amortization. Corporate activities include general corporate expenses, elimination of intersegment transactions, interest income and expense and other unallocated charges. Since certain administrative and other operating expenses and other items have not been allocated to

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

21. Business Segments (Continued)

business segments, the results in the below table are not necessarily a measure computed in accordance with generally accepted accounting principles and may not be comparable to other companies.

	Year ended September 30, 2015	Year ended September 30, 2016	Year ended September 30, 2017
Total sales
Industrial	$574,338	$610,824	$650,616
Municipal	311,064	307,647	307,135
Products	241,182	285,258	363,927
Other	50	—	—

Total sales	1,126,634	1,203,729	1,321,678

Intersegment sales
Industrial	5,331	6,632	7,211
Municipal	37,490	29,647	28,527
Products	22,847	30,254	38,516

Total intersegment sales	65,668	66,533	74,254

Sales to external customers
Industrial	569,007	604,192	643,405
Municipal	273,574	278,000	278,608
Products	218,335	255,004	325,411
Other	50	—	—

Total sales	1,060,966	1,137,196	1,247,424

Earnings before interest, taxes, depreciation and amortization (EBITDA)
Industrial	116,883	129,662	149,442
Municipal	29,797	39,434	44,777
Products	39,223	55,099	77,422
Corporate	(131,850)	(117,751)	(124,551)

Total EBITDA	54,053	106,444	147,090
Depreciation and amortization
Industrial	(30,567)	(38,266)	(39,488)
Municipal	(7,656)	(8,147)	(8,138)
Products	(1,695)	(6,387)	(11,513)
Corporate	(18,221)	(16,489)	(18,747)

Total depreciation and amortization	(58,139)	(69,289)	(77,886)
(Loss) income from operations
Industrial	86,316	91,396	109,954
Municipal	22,141	31,287	36,640
Products	37,528	48,712	65,909
Corporate	(150,071)	(134,240)	(143,299)

Total (loss) income from operations	(4,086)	37,155	69,204
Interest expense	(34,060)	(42,518)	(55,377)

Loss before income taxes	(38,146)	(5,363)	13,827
Income tax benefit (expense)	(47,905)	18,394	(7,417)

Net (loss) income	$(86,051)	$13,031	6,410

Capital expenditures
Industrial	$31,967	$34,007	42,659
Municipal	4,523	6,113	5,586
Products	3,358	3,852	2,648
Corporate	4,231	3,756	6,882

Total Capital expenditures	$44,079	$47,728	$57,775

Assets
Industrial		$370,970	$461,471
Municipal		123,041	155,698
Products		477,804	513,941
Corporate		324,416	342,199

Total assets		$1,296,231	$1,473,309

Goodwill
Industrial		$80,157	$128,190
Municipal		9,691	9,865
Products		177,795	183,858

Total goodwill		$267,643	$321,913

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

22. Earnings per share

        The following table sets forth the computation of basic and diluted loss from continuing operations per common share (in thousands, except per share amounts):

	September 30, 2015	September 30, 2016	September 30, 2017
Numerator:
Numerator for basic and diluted loss from continuing operations per common share—Net (loss) income from continuing operations attributable to Evoqua Water Technologies	$(86,051)	$11,639	$2,163
Denominator:
Denominator for basic net (loss) income per common share—weighted average shares	101,763	104,254	104,964
Effect of dilutive securities:
Share-based compensation	—	1,907	4,724

Denominator for diluted net loss per common share—adjusted weighted average shares	101,763	106,161	109,688

Basic (loss) income from continuing operations attributable to Evoqua Water Technologies per common share	$(0.85)	$0.11	$0.02

Diluted (loss) income from continuing operations attributable to Evoqua Water Technologies per common share	$(0.85)	$0.11	$0.02

        Since the Company was in a net loss position for the year ended September 30, 2015 there was no difference between the number of shares used to calculate basic and diluted loss per share. Because of their anti-dilutive effect, 8,025 common share equivalents comprised of employee stock options, have been excluded from the diluted EPS calculation for the years ended September 30, 2015.

Evoqua Water Technologies Corp.

Notes to Audited Consolidated Financial Statements (Continued)

September 30, 2016 and September 30, 2017

(In thousands)

23. Quarterly financial data (unaudited)

Three months ending	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016
Statement of Operations Data:
Revenue from product sales and services	$254,476	$270,047	$293,265	$319,408
Gross profit	70,292	78,402	93,860	90,511
Net income (loss)	(7,660)	4,056	16,471	164
Net income (loss) attributable to Evoqua Water Technologies, Corp	(2,702)	(1,658)	16,172	(173)
Weighted average shares outstanding	101,648	101,620	105,657	104,250
Basic income (loss) attributable to Evoqua Water Technologies, Corp per Common Share	$(0.03)	$(0.02)	$0.16	$(0.00)

Diluted income (loss) attributable to Evoqua Water Technologies, Corp per Common Share	$(0.03)	$(0.02)	$0.15	$(0.00)

Three months ending	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017
Statement of Operations Data:
Revenue from product sales and services	$279,872	$299,901	$311,143	$356,508
Gross profit	82,068	94,333	100,427	122,923
Interest expense	(14,753)	(11,898)	(12,466)	(16,260)
Income tax benefit (expense)	7,095	4,812	(12,202)	(7,122)
Net income (loss)	(13,200)	4,895	1,755	12,960
Net income (loss) attributable to Evoqua Water Technologies, Corp	(13,599)	3,198	1,503	11,061
Weighted average shares outstanding	104,782	107,729	108,154	110,687
Basic income (loss) attributable to Evoqua Water Technologies, Corp per Common Share	$(0.13)	$0.03	$0.01	$0.11

Diluted income (loss) attributable to Evoqua Water Technologies, Corp per Common Share	$(0.13)	$0.03	$0.01	$0.10

SCHEDULE I—Evoqua Water Technologies Corp.

(Parent company only)

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2016	September 30, 2017
ASSETS
Current assets	$1,734	$5,873

Cash and cash equivalents	1,427	5,820
Prepaid and other current assets	307	53

Investment in affiliate	207,232	211,615

Total assets	$208,966	$217,488

LIABILITIES AND EQUITY
Current liabilities	—	61

Total liabilities	—	61

Commitments and Contingent Liabilities (Note 19)
Common stock, par value $.01: authorized 1,000,000 shares; issued 104,495 shares, outstanding 104,250 at September 30, 2016; issued 105,359 shares, outstanding 104,949 shares at September 30, 2017	1,045	1,054
Treasury stock: 245 shares at September 30, 2016 and 410 shares at September 30, 2017	(1,133)	(2,607)
Additional paid-in capital	381,223	388,986
Retained deficit	(172,169)	(170,006)

Total shareholders' equity	208,966	217,427

Total liabilities and shareholder's equity	$208,966	$217,488

SCHEDULE I—Evoqua Water Technologies Corp.

(Parent company only)

Condensed Statements of Operations

(In thousands)

	Year Ended September 30, 2015	Year Ended September 30, 2016	Year ended September 30, 2017
Other operating income	$—	$—	$29
Net (loss) income of subsidiaries	(86,051)	11,639	2,134

(Loss) Income before taxes	(86,051)	11,639	2,163
Benefit for income taxes	—	—	—

Net (loss) income	$(86,051)	$11,639	$2,163

SCHEDULE 1—Evoqua Water Technologies Corp.

Condensed Statements of Changes in Cash Flows

(Parent company only)

(In thousands)

	Year Ended September 30, 2015	Year Ended September 30, 2016	Year Ended September 30, 2017
Operating activities
Net (loss) income	$(86,051)	$11,639	$2,163
Adjustments to reconcile net income to net cash used in operating activities
Net income of subsidiaries	$86,051	(11,639)	(2,134)
Changes in assets and liabilities
Due to affiliates	88	(1,721)	—
Accrued expenses	—	—	61
Prepaids and other current assets	832	—	256

New cash provided by (used in) operating activities	920	(1,721)	346

Investing activities
Contributed capital	—	(15,227)

Net cash used in investing activities	—	(15,227)

Financing activities
Proceeds from issuance of common stock	847	10,282	5,521
Stock repurchases	(410)	(723)	(1,474)

Net cash provided by financing activities	437	9,559	4,047

Change in cash and cash equivalents	1,357	(7,389)	4,393
Cash and cash equivalents
Beginning of period	7,459	8,816	1,427

End of period	$8,816	$1,427	$5,820

SCHEDULE I—Evoqua Water Technologies Corp.

(Parent company only)

Notes to Financial Statements

(In thousands)

September 30, 2016 and 2017

1. Basis of Presentation

Basis of Presentation

        In the parent-company-only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries. The Company's share of net income (loss) of its consolidated subsidiaries is included in consolidated income (loss) using the equity method. The parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

2. Guarantees and Restrictions

        As of September 30, 2017, EWT Holdings III, Corp., a subsidiary of the Company, had $896,574 collectively of debt outstanding under the First Lien Term Loan. Under the terms of the credit agreements governing our senior secured credit facilities, EWT Holdings II, Corp. has guaranteed the payment of all principal and interest. In the event of a default under our senior secured credit facilities, certain of the Company's subsidiaries will be directly liable to the debt holders. As of September 30, 2017, the Term Loan Facility had a maturity date of January 15, 2021. The credit agreements governing our senior secured credit facilities also include restrictions on the ability of the Company and its subsidiaries to (i) incur additional indebtedness and liens in connection therewith; (ii) pay dividends and make certain other restricted payments; (iii) effect mergers or consolidations; (iv) enter into transactions with affiliates; (v) sell or dispose of property or assets; and (vi) engage in unrelated lines of business.

3. Dividends from Subsidiaries

        There were no cash dividends paid to Evoqua Water Technologies Corp. from the Company's consolidated subsidiaries of each of the periods ended September 30, 2015, 2016 and 2017.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K are effective at a reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud.

        While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management's Report on Internal Control over Financial Reporting

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The following table sets forth information about our executive officers and directors, including their ages as of September 30, 2017. With respect to our directors, each biography contains information regarding the person's service as a director, business experience, director positions held currently or at any time during the past five years, information regarding involvement in certain legal or administrative proceedings, and the experience, qualifications, attributes or skills that caused our board of directors to determine that the person should serve as a director of our company.

Name	Age	Position
Ronald C. Keating	49	President, Chief Executive Officer and Director
Benedict J. Stas	49	Executive Vice President, Chief Financial Officer & Treasurer
Rodney Aulick	50	Executive Vice President, Industrial Segment President
Malcolm Kinnaird	51	Executive Vice President, Municipal Segment President
Kenneth Rodi	47	Executive Vice President, Products Segment President
Vincent Grieco	49	Executive Vice President, Secretary and General Counsel
James Irwin	45	Executive Vice President, Corporate Development and Mergers & Acquisitions
James Kohosek	59	Executive Vice President, Corporate Strategy & Business Operations
Edward May	49	Executive Vice President, Chief Supply Chain Officer
Anthony J. Webster	49	Executive Vice President, Chief Human Resources Officer
Martin Lamb	57	Chairman of the Board and Director
Nick Bhambri	53	Director
Gary Cappeline	68	Director
Judd Gregg	70	Director
Brian R. Hoesterey	49	Director
Vinay Kumar	39	Director

  Ronald C. Keating

        Mr. Keating has served on our board of directors and as our President and Chief Executive Officer since December 2014. Prior to joining Evoqua, Mr. Keating served as President and Chief Executive Officer of Contech Engineered Solutions, an infrastructure site solutions provider, from 2007 to 2014. Before heading Contech, Mr. Keating served as President of the Metalworking Solutions and Services Group of Kennametal Inc., a supplier of tooling and industrial materials. He had also held previous roles at Kennametal as the Vice President and General Manager of the Energy, Mining and Construction Group and for the Electronics Products Group from 2001 to 2007. Mr. Keating started his career at Ingersoll-Rand Inc. in 1992 where he held various roles of increasing responsibility until departing in 2001. Mr. Keating is presently on the board of directors of US Ecology Inc., a publicly traded company. Mr. Keating received an M.B.A. from the Kellogg School of Management at Northwestern University and received a B.S. in Industrial Distribution from Texas A&M University. Mr. Keating was selected to serve on our board of directors because of the perspective, management, leadership experience and operational expertise in our business that he has developed as our President and Chief Executive Officer.

  Benedict J. Stas

        Mr. Stas has served as our Executive Vice President, Chief Financial Officer and Treasurer since March 2015. Prior to joining Evoqua, Mr. Stas held a variety of senior financial and business roles at Kennametal Inc., a supplier of tooling and industrial materials, from 1997 to 2015, including roles as

Vice President Finance of Business Groups from 2010 to 2013 and as Vice President of Manufacturing for the Industrial Segment from 2014 to 2015. While at Kennametal Inc., Mr. Stas also served as Chief Financial Officer of the Industrial Business Group, Chief Financial Officer of Kennametal Europe GmbH, Director of Global Manufacturing Finance, Controller of Metalworking Americas, and Senior Financial Analyst for Global Financial Sales and Marketing from 1997 to 1999. Prior to joining Kennametal Inc., Mr. Stas worked for DuPont Co., as a Plant Controller, Accountant and Team Leader, from 1991 to 1997. Mr. Stas received an M.B.A. from Duquesne University and received a B.S. in Business Administration from Drexel University.

  Rodney Aulick

        Mr. Aulick has served as our Executive Vice President, Industrial Segment President since October 2015. Prior to joining Evoqua in October 2001, Mr. Aulick served as a Regional Manager of Chem-Aqua, a specialty chemical company in water treatment, from 1997 to 2001. Mr. Aulick attended Northwestern University, Kellogg School of Management's Executive Management Program from 2001 to 2003.

  Malcolm Kinnaird

        Mr. Kinnaird has served as our Executive Vice President, Municipal Segment President since March 2014. Prior to joining Evoqua in 2012, Mr. Kinnaird served as Senior Vice President of Marketing, Sales and Corporate Development at Watts Water Technology from 2010 to 2012. Mr. Kinnaird has held leadership roles at multiple companies, including as General Manager of Pentair plc Residential and Commercial Water Business from 2006 to 2009, as Vice President of Water Treatment for Cytec Industries Inc. from 2000 to 2005, and in various industrial water Sales, Marketing and Management roles at Nalco from 1989 to 1999. Mr. Kinnaird received a B.S. in Chemistry and an Executive M.B.A., both from the University of Pittsburgh.

  Kenneth Rodi

        Mr. Rodi has served as our Executive Vice President, Products Segment President since October 2016. Prior to joining Evoqua in May 2016, Mr. Rodi served as Chief Executive Officer of Neptune-Benson LLC from 2013 to 2016. Prior to joining Neptune-Benson, Mr. Rodi held leadership roles at multiple companies, including as President, Food and Beverage Systems at SPX Corporation from 2011 to 2013, President of SPX Flow Technology Europe, Middle East and Africa from 2009 to 2011 based out of the UK and President of SPX Process Equipment from 2007 to 2009. Mr. Rodi also served as Vice President of Business Development for SPX Flow Technology from 2005 to 2007. Mr. Rodi received a B.S. in Accounting from Marquette University.

  Vincent Grieco

        Mr. Grieco has served as our Executive Vice President, Secretary and General Counsel since January 2015, and as acting General Counsel since we became an independent company in January 2014. Mr. Grieco joined our Company in January 2003 and served as a senior counsel prior to being named acting General Counsel. Prior to joining Evoqua, Mr. Grieco was a member of the corporate practice of Morgan Lewis & Bockius LLP from 1997 to 2002 and at Dickie, McCamey & Chilcote from 1993 to 1997. Mr. Grieco received a J.D. from the University of Virginia and received a B.S. in Economics from St. Vincent College.

  James Irwin

        Mr. Irwin has served as our Executive Vice President, Corporate Development and Mergers & Acquisitions since May 2016. Prior to joining Evoqua, Mr. Irwin worked for A. Schulman, Inc., an international supplier of high-performance plastic compounds and resins, where he served as Vice President Corporate Business Development from 2014 to 2016. Mr. Irwin also spent four years with Cliffs Natural Resources Inc., from 2009 to 2013, where he served in various mergers and acquisitions, business development and strategy roles including Senior Director—M&A and Business Development. Mr. Irwin started his career in 1995 with KeyBanc Capital Markets where he held various roles of increasing responsibility related to mergers and acquisitions and private equity. Mr. Irwin received a M.B.A. from the Weatherhead School of Management at Case Western Reserve University and a B.B.A. from the University of Toledo.

  James Kohosek

        Mr. Kohosek has served as our Executive Vice President, Corporate Strategy & Business Operations since January 2017. Prior to joining Evoqua in January 2016, Mr. Kohosek held senior management positions at a number of companies, including as President, Infrastructure Division of Kennametal Inc. from 2014 to 2015, as Vice President and Chief Financial Officer, Industrial Technologies Sector of Ingersoll Rand plc from 2002 to 2007 and as President of Westinghouse Communications from 1998 to 2001. Mr. Kohosek received a B.S.B.A. in Accounting and a B.S.B.A. in Finance, both from Shippensburg University.

  Edward May

        Mr. May has served as our Executive Vice President, Chief Supply Chain Officer since October 2014. Prior to joining Evoqua, Mr. May led the Global Supply Chain organization for the Gilbarco Veeder-Root operating company at Danaher Corporation from 2012 to 2014. Prior to joining Danaher, Mr. May served as Vice President of Global Supply Chain at Pall Corporation from 2006 to 2011. Mr. May received a B.S. in Operations Management from the Quinlan School of Business, Loyola University Chicago. He also received an M.B.A. in Corporate Strategy from the Kellstadt Graduate School of Business, DePaul University.

  Anthony J. Webster

        Mr. Webster has served as our Executive Vice President, Chief Human Resource Officer since March 2016. Prior to joining Evoqua, Mr. Webster served as Vice President of Human Resources, Europe & Americas, for Glaxo Smith Kline Consumer Health, a joint venture between Novartis and Glaxo Smith Kline plc, from 2015 to 2016 and as Senior Vice President and Global Head of Human Resources for Novartis Consumer Health from 2011 to 2015. Mr. Webster has held senior human resources roles with numerous companies, including as Regional Vice President, Human Resources, EMEA for Bristol-Myers Squibb from 2008 to 2011; as Senior Director, Research & Development for Bristol-Myers Squibb from 2006 to 2008; as Director, Human Resources, Latin America & Canada for Bristol-Myers Squibb from 2004 to 2006; as Director, Global Business Support Functions for Mead Johnson Nutritionals from 2001 to 2004; in senior human resources and labor relations management capacities for Phelps Dodge Corporation from 1994 to 2001; and as Manager, Human Resources for Consolidation Coal Co. from 1992 to 1994. Mr. Webster received a B.S. in Business Administration and received an M.S. in Industrial and Labor Relations from West Virginia University.

  Martin Lamb

        Mr. Lamb has served as Chairman of our Board since March 2014. Mr. Lamb retired as Chief Executive of IMI plc in December 2013, after 13 years in this position and 33 years with IMI plc, a publicly traded company on the London Stock Exchange ("LSE"). He is presently Chairman and interim Chief Executive of Rotork plc, a publicly traded company on the LSE. He also serves on the European Advisory Board of AEA. Previously, Mr. Lamb has served as a Non Executive Director on the board of Severn Trent plc, from 2008 to 2016; and as a Non Executive Director of Spectris plc,

from 1999 to 2006; both publicly traded companies on the LSE. Mr. Lamb received a B.S. in Mechanical Engineering from Imperial College, London and an M.B.A. from Cranfield Business School. Mr. Lamb was selected to serve as Chairman of our board of directors because of his experience managing and developing large businesses and complex projects in all parts of the world and his engineering and industrial expertise.

  Nick Bhambri

        Mr. Bhambri has served on our board of directors since 2014. From 2007 to 2011, Mr. Bhambri was President and Chief Executive Officer of MECS Inc., a process technology provider to the sulfuric acid industry serving the refining, metallurgical, uranium and fertilizer industries. Mr. Bhambri is a member of the American Securities Executive Council, a group of business executives and industry experts. Mr. Bhambri served on the board of MPG Performance Group, prior to the company being acquired by American Axle & Manufacturing Inc., in 2017. He is also a past president of the Olin EMBA alumni board and member of the Olin National Council at Washington University in St. Louis. Mr. Bhambri received a B.S. in Mechanical Engineering and an M.B.A., both from Washington University in St. Louis. Mr. Bhambri was selected to serve on our board of directors because of his management and leadership experience and his technology and industrial expertise.

  Gary Cappeline

        Mr. Cappeline has served on our board of directors since 2014. Mr. Cappeline currently serves as an Operating Partner of AEA. Prior to joining AEA in 2007, Mr. Cappeline was President and Chief Operating Officer of Ashland Inc., a diversified company, to which he returned in 2002 after service as Group VP of Engelhard Corporation from 1997 to 1999 and as President, Chemicals of Honeywell International from 1998 to 2000. He also served as chemical industry partner at Bear Stearns Merchant Bank from 2000 to 2001. Mr. Cappeline currently serves as Lead Director on the board of directors of Innophos Holdings, Inc., a publicly traded company, where he has been a member of the Compensation Committee for the last ten years. He previously served as a board and executive committee member of the American Chemistry Council, a chemical industry trade association, a director of Unifrax Corporation, a manufacturer of high temperature insulation products, chairman and a director of Houghton International Inc., a manufacturer of metal working fluids, a director of Shoes for Crews, LLC, a manufacturer of slip resistant footwear, a director of RelaDyne Inc., a distributor of lubricants and fuels and a director of Tampico Beverages Inc., a manufacturer of fruit drinks. Mr. Cappeline received B.S. and M.S. degrees in Chemical Engineering from the City College of New York and attended Harvard Business School's Executive Management Program in 1993. Mr. Cappeline was selected to serve on our board of directors because he possesses particular knowledge and experience in corporate finance, strategic planning and investments.

  Judd Gregg

        Senator Gregg has served on our board of directors since 2014. He has spent over three decades in public office, most recently serving as the United States Senator from the State of New Hampshire from January 1993 until January 2011. During his tenure in the Senate, Senator Gregg served on a number of key Senate Committees including Budget, Appropriations, Government Affairs, Banking, Housing and Urban Affairs, Commerce, Science and Transportation, Foreign Relations and Health, Education, Labor and Pensions. He has served as the Chairman and Ranking Member of the Health, Education, Labor and Pensions Committee and the Chairman and Ranking Member of the Senate Budget Committee as well as chairman of various sub-committees. Senator Gregg served as a chief negotiator of the Emergency Economic Stabilization Act of 2008 and was the lead sponsor of the Deficit Reduction Act of 2005, and, along with the late Senator Ted Kennedy, co-authored the No Child Left Behind Act of 2001. In March 2010, Senator Gregg was appointed to President Obama's bipartisan National Commission on Fiscal Responsibility and Reform. From 1989 to 1993, Senator Gregg was the Governor of New Hampshire and prior to that was a U.S. Representative from 1981 to 1989. Senator Gregg was named as Dartmouth College's first distinguished fellow and he teaches at the college and its graduate schools. He serves as a director of Honeywell International Inc., a publicly traded company, and previously served as a director of Intercontinental Exchange, Inc. from 2011 to 2013. Senator Gregg received an A.B. from Columbia University and a J.D. and an L.L.M. from Boston University. Senator Gregg was selected to serve on our board of directors because of his experience in local, state, national and international issues and in government, public policy, financial regulation, tax, capital markets, science, renewable technology and research, environmental protection and conservation and foreign policy and his insight into fiscal affairs, governmental relations, legislative and regulatory issues.

  Brian R. Hoesterey

        Mr. Hoesterey has served on our board of directors since 2014. Mr. Hoesterey is a Partner with AEA, which he joined in 1999, where he focuses on investments in the specialty chemicals and value-added industrial products sectors. Prior to joining AEA, Mr. Hoesterey was with BT Capital Partners, the private equity investment vehicle of Bankers Trust from 1998 to 1999. Mr. Hoesterey has also previously worked for McKinsey & Co. from 1994 to 1997 and the investment banking division of Morgan Stanley from 1989 to 1993. Mr. Hoesterey is currently a director of At Home Group Inc., GMS, Inc., Swanson Industries and VC GB Holdings. He also serves on the Board of Trustees for Madison Square Boys and Girls Club. Mr. Hoesterey was previously on the board of CPG International, Houghton, SRS, Henry Company, Unifrax, Pregis and Noveon. Mr. Hoesterey currently serves on the Oversight Committee for Patagonia Sur, a for-profit venture that invests in, protects and enhances scenically remarkable and ecologically valuable properties in Chilean Patagonia. Mr. Hoesterey received a B.B.A. in Accounting, summa cum laude, from Texas Christian University and received an M.B.A. with honors from Harvard Business School. Mr. Hoesterey was selected to serve on our board of directors because he possesses particular knowledge and experience in corporate finance, strategic planning and investments.

  Vinay Kumar

        Mr. Kumar has served on our board of directors since 2014. He is a Partner with AEA, which he joined in 2004, where he has focused on investments in the value-added industrial, specialty chemical and business services sectors. Mr. Kumar was previously on the board of Dematic and involved in AEA's investments in CPG International, Cogent Healthcare and Pregis. Prior to joining AEA, Mr. Kumar was a strategy consultant with Bain & Company in San Francisco and London from 2001 to 2004. Mr. Kumar received an A.B. in History and Science with honors from Harvard University. Mr. Kumar was selected to serve on our board of directors because he possesses particular knowledge and experience in corporate finance, strategic planning and investments.

Board Composition

        Our board of directors consists of seven directors. Each director will serve until a successor is duly elected and qualified or until his or her death, resignation or removal. There are no family relationships between any of our directors or executive officers. Our executive officers are elected by and serve at the discretion of the board of directors.

        Our amended and restated certificate of incorporation and amended and restated bylaws provide that the authorized number of directors may be changed only by resolution of the board of directors. Our amended and restated certificate of incorporation and amended and restated bylaws also provide that our directors may be removed only for cause, and that any vacancy on our board of directors, including a vacancy resulting from an enlargement of our board of directors, may be filled only by vote of a majority of our directors then in office.

        In accordance with the terms of our amended and restated certificate of incorporation and amended and restated bylaws, our board of directors is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. The members of the classes are divided as follows:

  •
  the Class I directors are Judd Gregg and Nick Bhambri, and their terms will expire at the annual meeting of stockholders for fiscal 2018;

  •
  the Class II directors are Ronald C. Keating and Martin Lamb, and their terms will expire at the annual meeting of stockholders for fiscal 2019; and

  •
  the Class III directors are Vinay Kumar, Brian R. Hoesterey and Gary Cappeline, and their terms will expire at the annual meeting of stockholders for fiscal 2020.

        The classification of the board of directors may have the effect of delaying or preventing changes in control of our company. We expect that additional directorships resulting from an increase in the number of directors, if any, will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

Leadership Structure of the Board of Directors

        Our board of directors currently separates the roles of Chief Executive Officer and Chairman. These positions are currently held by Ronald C. Keating, as our Chief Executive Officer, and Martin Lamb, as the Chairman. We believe this leadership structure is appropriate for our company due to the differences between the two roles. The Chief Executive Officer is responsible for setting our strategic direction, providing day-to-day leadership and managing our business, while the Chairman provides guidance to the Chief Executive Officer, chairs meetings of the board of directors, sets the agendas for meetings of our board of directors as well as provides information to the members of our board of directors in advance of such meetings. In addition, separating the roles of Chief Executive Officer and Chairman allows the Chairman to provide oversight of our management.

Director Independence and Controlled Company Exception

        Our board of directors has affirmatively determined that Judd Gregg, Nick Bhambri and Martin Lamb are independent directors under the rules of the NYSE and independent directors as such term is defined in Rule 10A-3(b)(1) under the Exchange Act. Our remaining directors are not independent because of their affiliations with AEA.

        We are a "controlled company" within the meaning of the corporate governance standards of the NYSE. Under these rules, a "controlled company" may elect not to comply with certain corporate governance requirements, including:

  •
  the requirement that a majority of our board of directors consist of independent directors;

  •
  the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities;

  •
  the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and

  •
  the requirement for an annual performance evaluation of the nominating and corporate governance committee and compensation committee.

        We intend to continue to rely on these exemptions for as long as we remain a "controlled company." As a result, we will not have a majority of independent directors, our nominating and corporate governance committee and compensation committee will not consist entirely of independent directors and such committees will not be subject to annual performance evaluations. Accordingly, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the applicable stock exchange rules. See Item 1A, "Risk Factors—We are a 'controlled company' within the meaning of the corporate governance standards of the NYSE and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements."

Committees of the Board of Directors

        Our board of directors has three committees: the audit committee, the compensation committee and the nominating and corporate governance committee. Our board of directors may establish other committees to facilitate the management of our business. The composition and functions of the audit committee, compensation committee and nominating and corporate governance committee are described below.

Audit Committee

        The members of the audit committee are Gary Cappeline, as Chairman, Nick Bhambri and Vinay Kumar. Gary Cappeline qualifies as our "audit committee financial expert" within the meaning of regulations adopted by the SEC. Our board of directors has also determined that Nick Bhambri is "independent" as defined under the NYSE rules and the Exchange Act and rules and regulations promulgated thereunder. The audit committee recommends the annual appointment and reviews independence of auditors and reviews the scope of audit and non-audit assignments and related fees, the results of the annual audit, accounting principles used in financial reporting, internal auditing procedures, the adequacy of our internal control procedures, related party transactions and investigations into matters related to audit functions. The audit committee is also responsible for overseeing risk management on behalf of our board of directors. See "—Risk Oversight."

Compensation Committee

        The members of the compensation committee are Brian R. Hoesterey, as Chairman, Gary Cappeline, Vinay Kumar and Martin Lamb. The principal responsibilities of the compensation committee are to review and approve matters involving executive and director compensation, recommend changes in employee benefit programs, authorize equity and other incentive arrangements and authorize our company to enter into employment and other employee-related agreements.

Nominating and Corporate Governance Committee

        The members of the nominating and corporate governance committee are Vinay Kumar, as Chairman, Gary Cappeline, Judd Gregg and Brian R. Hoesterey. The nominating and corporate governance committee assists our board of directors in identifying individuals qualified to become board members, makes recommendations for nominees for committees and develops, recommends to the board of directors and reviews our corporate governance principles.

Compensation Committee Interlocks and Insider Participation

        None of our executive officers serves, or in the past year has served, as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee. No interlocking relationship exists between any member of the compensation committee (or other committee performing equivalent functions) and any executive, member of the board of directors or member of the compensation committee (or other committee performing equivalent functions) of any other company.

Risk Oversight

        Our board of directors administers its risk oversight function primarily through the audit committee. To that end, our audit committee meets semi-annually with our Chief Financial Officer and our independent registered public accounting firm, who provide regular updates regarding our management's assessment of risk exposures including liquidity, credit and operational risks and the process in place to monitor such risks and review results of operations, financial reporting and assessments of internal controls over financial reporting. Our board of directors believes that its administration of risk management has not affected its leadership structure, as described above.

Code of Ethics

        We have adopted a Code of Ethics and Business Conduct applicable to all of our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and all global employees. Our Code of Ethics and Business Conduct is available in the "Investors" section of our website at www.evoqua.com. In the event that we amend or waive certain provisions of our Code of Ethics and Business Conduct applicable to our principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose the same on our website.

Item 11.    Executive Compensation

        The discussion that follows describes the fiscal 2017 executive compensation program for the executive officers listed below (our "NEOs"):

Name	Title
Ronald Keating	President, Chief Executive Officer and Director
Benedict J. Stas	Executive Vice President, Chief Financial Officer & Treasurer
Anthony J. Webster	Executive Vice President, Chief Human Resources Officer
Vincent Grieco	Executive Vice President, Secretary and General Counsel
James Kohosek	Executive Vice President, Corporate Strategy & Business Operations

Background

        Prior to the Acquisition, we operated as the Water Technologies Business Unit of Siemens. All compensation programs implemented since the Acquisition through fiscal 2017 in which our NEOs participated, and all decisions made with regard to the compensation of our NEOs, were programs of, or decisions made by, the Compensation Committee. As part of its overall review the Company's compensation program in light of our initial public offering, the Compensation Committee determined it was appropriate to provide all members of our executive leadership team generally comparable employment terms. In connection therewith, effective as of September 2017, the Compensation Committee amended the employment agreements for each of the Company's executive officers, including those NEOs who had entered into an employment agreement in connection with his commencement of employment with the Company, and entered into a new employment agreement with each of Messrs. Grieco and Kohosek, who were not previously party to an employment agreement (the employment agreements (as amended) collectively, the "Employment Agreements" and each, an "Employment Agreement"). The Employment Agreements generally set forth the material terms of the NEOs' respective compensation packages and are described in greater detail below in the section entitled "Employment Agreements." At the time of the Acquisition, AEA also adopted the Evoqua Water Technologies Corp. Stock Option Plan (the "Option Plan") for purposes of providing management team members equity compensation following the Acquisition.

        Since the Acquisition, the Compensation Committee has had the responsibility for reviewing the executive compensation arrangements in place for NEOs and it will continue to exercise these duties with the overall intent of structuring future compensation in a way that maximizes long-term Company growth and aligns the interests of our management team members, including the NEOs, with the interests of our stockholders.

2017 Compensation Goals and Philosophy

        The appropriate mix and amount of compensation for each NEO vary based on the level of the executive's responsibilities and, as discussed above, were generally individually negotiated and initially established at the time of the executive's commencement of employment with the Company, with the material terms relating to cash compensation and short-term incentive compensation being set forth in the Employment Agreements (subject to adjustment by the Compensation Committee as part of its periodic review of the NEOs' executive compensation arrangements) and long-term equity compensation taking the form of options granted under the Option Plan.

        For fiscal 2017, general objectives of the executive compensation program included the following:

  •
  balancing an entrepreneurial focus with the need to set and achieve pre-determined goals;

  •
  aligning with best practices and standards as determined by institutional shareholders and shareholder advisors;

  •
  basing annual reward opportunities on performance measures linked to shareholder value creation;

  •
  providing substantial upside opportunity that is linked to superior performance; and

  •
  requiring a threshold level of performance in order for any award to be earned.

        Beginning in fiscal 2016 management has retained the Hay Group to review and advise on our company-wide compensation structure, including as the structure applied to the named executive officer roles. At the request of management, the Hay Group evaluated corporate profiles and referenced its US Industrial Compensation Report, which report includes information for over 450 companies in the United States. For purposes of its analysis, the Hay Group utilized information from the report, specifically focusing on industrial companies of a size range similar to us (with an annual revenue of $1 billion-$2 billion) for the purpose of reviewing the internal and external competitiveness of compensation levels. Their initial report was presented to the Compensation Committee in June 2016, and the analysis was used as a comparative tool by the Compensation Committee to understand the Company's executive compensation program in context of the current practices and compensation levels in the industrial sector. Based in part on the information learned from the industrial sector study provided by the Hay Group as well as informal market surveys, other publicly available information as well as the Chief Executive Officer's and Chief Human Resource Officer's input, the Compensation Committee implemented certain changes to our executive compensation program for fiscal 2017. The Compensation Committee believes, as compared to the industry sector data, the Company's cash compensation levels are positioned at approximately the 50th percentile as compared to total cash compensation levels provided for similar positions in our industry generally with certain individuals potentially earning higher amounts based on performance. The Compensation Committee has not, to date, utilized a specific, more narrowly-tailored peer group, however, in the third quarter of fiscal 2017, the Board retained Pearl Meyer & Partners ("Pearl Meyer") as a compensation consultant for the purpose of aiding in the evaluation of the Company's compensation program for fiscal 2018, and in connection therewith, Pearl Meyer, while working with management, has identified a peer group which the Compensation Committee may refer to for the purpose of making compensation decisions in fiscal 2018.

        It is expected that in future years, the Compensation Committee will continue to review base salaries, awards of cash bonuses and equity grants on an annual basis in order to determine whether the levels and allocation of the various elements of our NEOs' compensation packages are appropriate. The Compensation Committee will conduct its review after the Chief Executive Officer and the Chief Human Resources Officer have presented recommendations regarding the level and mix of compensation for our NEOs (other than for the Chief Executive Officer), including with respect to base salary, short-term incentive compensation and long-term incentive compensation. The Chief Executive Officer's recommendations will be developed in consultation with our Chief Human Resources Officer and other Company representatives.

        The Compensation Committee does not maintain any formal policy or formula for allocating the appropriate mix of compensation as it believes it is more important to remain flexible to respond to shifts in the marketplace in which the Company must compete to recruit and retain executive talent. Therefore, the Compensation Committee retains the authority to review our NEOs' compensation periodically and to use its discretion to adjust the mix of compensation and the amount of any element of compensation as it deems appropriate for each NEO.

Base Salary

        We believe that the provision of base salary plays an important role in attracting and retaining top executive talent by providing executives with a predictable level of income. Base salaries represent a fixed portion of our NEOs' compensation and vary, principally based on job responsibility. It is expected that the Compensation Committee will review our NEOs' base salaries annually, though it may make periodic base salary adjustments in connection with an NEO's promotion or change in job responsibility or when otherwise necessary for equitable reasons. In connection with its review and determination of base salaries, the Compensation Committee will consider, among other factors it considers relevant, market data, the level of the executive's compensation (individually and relative to the other executives), the length of the executive's tenure, the level of the executive's performance and, for the base salaries for executives other than the Chief Executive Officer, the recommendations of the Chief Executive Officer and the Chief Human Resources Officer.

        The following table sets forth our NEOs' annual base salaries as of October 1, 2016. The Compensation Committee reviews compensation on a calendar year cycle and, in December 2016, approved increases to base salary for Messrs. Keating, Stas, Webster and Grieco of 2.5%, 8%, 2.5% and 10%, respectively, which increases took effect on December 26, 2016.

Named Executive Officer	Base Salary as of October 1, 2016 ($)
Ronald Keating	768,750
Benedict J. Stas	360,500
Anthony J. Webster	350,000
Vincent Grieco	226,600
James Kohosek	275,000

Annual Bonuses

        The Company maintains the Evoqua Management Incentive Plan (the "MIP") to provide incentive compensation aimed at driving the Company's annual performance by linking variable compensation payments to Company performance, with achievement measured against Company-wide Adjusted EBITDA goals ("Evoqua Global EBITDA"), Company-wide Sales goals ("Evoqua Global Sales") and Segment EBITDA goals as appropriate based on responsibility. Cash bonuses under the MIP are designed to support our strategic business, promote the maximization of Company profitability and encourage teamwork. In fiscal 2017, each of our NEOs was eligible to earn an annual cash bonus under the MIP, subject to the conditions described below.

        Under the MIP, an annual bonus pool is established and funded based solely on the Compensation Committee's determination as to the Company's performance as measured based upon achievement of at least 85% of the Evoqua Global EBITDA goal. For each of our NEOs other than Mr. Kohosek, the annual bonus payment for fiscal 2017 was calculated based on achievement of Evoqua Global EBITDA goal (70%) the Evoqua Global Sales goal (30%), and for Mr. Kohosek, based on achievement of (i) for the first quarter of fiscal 2017, Evoqua Global EBITDA goal (70%) the Evoqua Global Sales goal (30%) and (ii) for the remaining quarters of fiscal 2017, Evoqua Global EBITDA goal (20%), the Evoqua Global Sales goal (30%) and Products & Technologies EBITDA (50%).

        The MIP provides that (i) achievement of the Evoqua Global EBITDA goal (x) as to 85% will yield a payment equal to 25% of the portion of the target bonus attributable to that goal and (y) as to 100% will yield a payment equal to 100%, with linear interpolation being applied for achievement between 85% and 100% and (ii) achievement of the Evoqua Global Sales EBITDA goal (x) as to 96% will yield a payment equal to 25% of the portion of the target bonus attributable to that goal and (y) as to 100% will yield a maximum payment of 100% of the target bonus attributable to the at goal, with linear interpolation being applied for achievement between 96% and 100%. Payments in respect of achievement of Evoqua Global EBITDA in excess of 100% of target are "unlocked" only upon achievement of Evoqua Global Sales of at least 100% of target. If and only if the Evoqua Global Sales target is achieved as to at least 100%, then achievement of above 100% of target performance of the Evoqua Global EBITDA target will yield a payment above target equal to an additional 3% of target payout for every 1% of above-target performance, with payout attributable to achievement of the Evoqua Global EBITDA not being capped. Payouts attributable to achievement of Evoqua Global Sales and Segment EBITDA are capped at 100% and 200% of target payout, respectively.

        The relevant threshold and target goals for fiscal 2017 were as follows:

	Threshold	Target	Maximum
Evoqua Global EBITDA(1) (in millions)	$184.7	$217.3	—
Evoqua Global Sales(1) (in millions)	$1,234.4	$1,285.8	$1,285.8
Products & Technologies EBITDA(1) (in millions)	$27.5	$32.3	$43.1

(1)
None of Evoqua Global EBITDA, Evoqua Global Sales or Products & Technologies EBITDA are a presentation made in accordance with GAAP, and none are intended to present a measure of financial condition superior to those determined under GAAP. The Evoqua Global EBITDA metric and goals correlate to Adjusted EBITDA used for financial reporting purposes, and the most directly comparable GAAP measure is Net Income, as referenced in "Summary Consolidated Financial and Operating Data" included elsewhere in this Annual Report on Form 10-K. The Evoqua Global Sales metric and goals correlate to the Revenue from product sales and services line item used for financial reporting purposes (after being adjusted, for purposes of the MIP, on a pro forma basis for revenue attributable to acquisitions). The Products & Technologies EBITDA metric and goals are an approximately 40% component of the EBITDA (Products) segment used for financial reporting purposes (after being adjusted, for purposes of the MIP, on a pro forma basis for EBITDA attributable to acquisitions).

        Each of our NEOs is entitled to a target bonus equal to a percentage of his base salary, as set forth in the table below. The annual bonuses under the MIP for fiscal 2017 for our NEOs (subject to funding of the annual bonus pool based on achievement of at least 85% the Evoqua Global EBITDA target) were subject to adjustment by the Compensation Committee, at its discretion, based on the executive's individual performance and contribution to the Company during the year.

        The following table sets forth the fiscal 2017 annual bonus target for each of our NEOs, expressed as a percentage of base salary.

Name	Target
Ronald Keating	100%
Benedict J. Stas	70%
Anthony J. Webster	50%
Vincent Grieco	50%
James Kohosek(1)	60%

(1)
For the first quarter of fiscal 2017, Mr. Kohosek's annual bonus target was 50% of base salary. Effective January 1, 2017, Mr. Kohosek's annual target bonus was increased from 50% to 60%.

        In connection with our initial public offering, the Company adopted and the Company's shareholders approved the Evoqua Water Technologies Corp. 2017 Annual Incentive Plan (the "Bonus Plan"), which sets forth other performance criteria and performance goals which may be used by the Compensation Committee in future fiscal years in determining the appropriate annual cash incentive packages for our NEOs.

Long-Term Incentive Plan

        As discussed above, the Company maintains the Option Plan, a long-term incentive plan under which we may make grants of options from time to time. The main objectives of the Option Plan are to (1) directly link our executives to increasing shareholder value, (2) incentivize our executives to work towards the achievement of our long-term performance goals, (3) provide the Company a competitive means through which we may better attract able individuals to become executives and (4) retain executives for multiple-year periods by providing them with stock ownership opportunities.

        For the foregoing reasons, we believe providing our NEOs long-term equity compensation in the form of options further advances and aligns the interests of the Company and its stockholders. The Compensation Committee has the authority to make grants under the Option Plan as it deems appropriate, and generally does so in connection with new hires or promotions within the Company.

        For a description of the effect of a Change in Control (as defined in the Option Plan) on these options, please see the section entitled "Payments upon Certain Events of Termination or Change in Control" below.

        In connection with our initial public offering, the Company adopted and the Company's shareholders approved the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (the "Equity Incentive Plan"). As of the date of this Annual Report on Form 10-K, no awards have been granted under the Equity Incentive Plan.

Retirement Plans

        The Company provides retirement benefits to the NEOs, including matching contributions, under the terms of its tax-qualified defined contribution plan (the "401(k) Plan"). The NEOs participate in the 401(k) Plan on the same terms as our other participating employees.

        The Company also maintains a nonqualified deferred compensation plan (the "Deferred Compensation Plan") in which the NEOs participate and under which they are eligible to receive matching contributions. Under the Deferred Compensation Plan, the NEOs may elect to defer portions of their compensation that are not otherwise available due to limitations on contributions to the 401(k) Plan under the Code. For a further description of the Deferred Compensation Plan and the payments that were made in fiscal 2017, please see the section entitled "Nonqualified Deferred Compensation as of September 30, 2017" below.

        We believe that the retirement benefits provided under the 401(k) Plan and the Deferred Compensation Plan are comparable to those provided by comparable companies. The Company does not maintain any defined benefit plans for any of its executive officers.

Perquisites and Other Personal Benefits

        The Company provides the NEOs with perquisites and other personal benefits, or an allowance for certain perquisites, that it believes are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. For fiscal 2017, the Company paid stipends to each of the NEOs for the purpose of covering, in the NEO's sole discretion, costs associated with services such as an executive physical examination, lease of an automobile and/or financial planning services. In fiscal 2017, Mr. Keating was also reimbursed for certain relocation expenses and a portion of his country club membership.

        We believe that these benefits enable our executives to focus on our business and enhance their commitment to us. In addition, each of our NEOs received Company matching contributions under the 401(k) Plan and Messrs. Keating, Stas and Kohosek received Company matching contributions under the Deferred Compensation Plan.

        The Compensation Committee periodically reviews the levels of perquisites and other personal benefits that may be made available to our NEOs through the stipend to confirm that such levels are reasonable and continue to serve their intended retentive purposes.

IPO Awards—Restricted Stock Units

        Prior to the consummation of our initial public offering, the Company entered into restricted stock unit award agreements (the "IPO RSU Agreements") with each of our NEOs and certain other key members of management pursuant to which recipients received an award of stock-settled restricted stock units (the "IPO RSUs"), the aggregate value of which equals $25 million. Pursuant to the IPO RSU Agreements, each grantee received a number of IPO RSUs equal to the quotient of (a) each such grantee's "Aggregate Grant Amount" (set forth in each grantee's IPO RSU Agreement), divided by (b) $20.88 (the closing price of one share of Company common stock as reported on the NYSE on the first day of trading following the effectiveness of the Company's registration statement). Pursuant to the IPO RSU Agreements, the IPO RSUs will vest and settle in full upon the second anniversary of the IPO Date (as defined in the IPO RSU Agreement, the "Vesting Date"), subject to the grantee's continued employment with the Company or any of its subsidiaries through the Vesting Date; provided, however, that in the event that a Change in Control (as defined in the Option Plan) occurs prior to the Vesting Date, the IPO RSUs will vest and settle in full upon the date of such Change in Control, subject to the grantee's continued employment with the Company or any of its subsidiaries through the Change in Control date. In the event that the grantee is terminated for any reason prior to the Vesting Date, the grantee will forfeit each of his or her IPO RSUs for no consideration as of the date of such termination of employment; provided, that, if the grantee is terminated without Cause (as defined in the IPO RSU Agreement) prior to the Vesting Date, the IPO RSUs will vest and settle in full upon the Vesting Date as though the grantee had remained employed through such date.

Risk Analysis of Compensation Program

        The Compensation Committee has reviewed our compensation program to determine if the elements encourage excessive or unnecessary risk-taking that is reasonably likely to have a material adverse effect on the Company. The Compensation Committee believes that the Company's compensation program offers an appropriate mix of fixed compensation and short- and long-term variable compensation so as to mitigate the motivation to take high levels of business risk. As a result, the Compensation Committee believes that our compensation program does not encourage unreasonable risk-taking that is reasonably likely to have a material adverse effect on the Company.

Internal Revenue Code Section 162(m)

        As a private company in fiscal 2017, the Company was not subject to Section 162(m) of the Internal Revenue Code of 1986, as amended ("Section 162(m)"). In making future compensation decisions, the Compensation Committee will consider the potential impact of Section 162(m), which disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the Chief Executive Officer and the next three mostly highly compensated officers (other than the Chief Financial Officer), other than compensation that is performance-based under a plan that is approved by the stockholders of the Company and meets other technical requirements. However, the Compensation Committee reserves the right to provide for compensation to executive officers that may not be deductible if it believes such compensation is in the best interests of the Company and its stockholders. Transition provisions under Section 162(m) may apply for a period of approximately three years following the consummation of our initial public offering to certain compensation arrangements that were entered into before such initial public offering, including, without limitation, awards under the Bonus Plan and the Option Plan and any future awards under the MIP and the Equity Incentive Plan.

COMPENSATION OF NAMED EXECUTIVE OFFICERS
SUMMARY COMPENSATION TABLE

        The following table sets forth the cash and non-cash compensation paid to our NEOs for the fiscal years ended September 30, 2017 and September 30, 2016.

Name & Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Ronald Keating	2017	783,534	—	67,277	783,139	267,540	1,901,490
President, Chief Executive Officer	2016	764,423	—	—	526,594	156,717	1,447,734
and Director(3)
Benedict J. Stas	2017	383,192	—	19,205	271,327	53,945	727,669
Executive Vice President, Chief	2016	358,077	—	—	148,166	55,537	561,780
Financial Officer & Treasurer(4)
Anthony J. Webster	2017	356,731	—	—	178,275	40,391	575,397
Executive Vice President, Chief	2016	196,189	—	652,120	170,625	135,082	1,154,016
Human Resources Officer(5)
Vincent Grieco	2017	244,600	—	227,641	124,234	32,007	628,482
Executive Vice President, Secretary
and General Counsel(6)
James Kohosek	2017	275,000	—	590,754	157,626	34,596	1,057,976
Executive Vice President,
Corporate Strategy & Business
Operations(7)

(1)
The amounts in this column were calculated based on the grant date fair value of our common stock, in accordance with FASB ASC Topic 718. Assumptions used to determine the grant date fair value are set forth in Note 15, "Stock Option Plan" in Part II, Item 8 of this Annual Report on Form 10-K.

(2)
As described above in the section entitled "Perquisites and Other Personal Benefits, the amounts set forth under the "All Other Compensation" include stipends paid to each of our NEOs for the purpose of covering the NEO's costs associated with services such as an executive physical examination, lease of an automobile and / or financial planning services in the following amounts: $30,000 for Mr. Keating, $25,000 for Mr. Stas and $20,000 for each of Messrs. Webster, Grieco and Kohosek.

(3)
The amount set forth under "All Other Compensation" includes: (i) matching contributions made to the 401(k) Plan of approximately $17,948, (ii) matching contributions made to the Deferred Compensation Plan of approximately $61,913, (iii) $132,384 of costs incurred in connection with Mr. Keating's relocation to the location of the Company's principal offices and (iv) reimbursements for expenses associated with Mr. Keating's country club membership of approximately $25,295.

(4)
The amount set forth under "All Other Compensation" includes: (i) matching contributions made to the 401(k) Plan of approximately $13,536 and (ii) matching contributions made to the Deferred Compensation Plan of approximately $15,409.

(5)
The amount set forth under "All Other Compensation" includes matching contributions made to the 401(k) Plan of approximately $20,391.

(6)
The amount set forth under "All Other Compensation" includes matching contributions made to the 401(k) Plan of approximately $12,007.

(7)
The amount set forth under "All Other Compensation" includes: (i) matching contributions made to the 401(k) Plan of approximately $13,720 and (ii) matching contributions made to the Deferred Compensation Plan of approximately $876.

GRANTS OF PLAN-BASED AWARDS

        The table below sets forth information regarding all grants of awards made to the NEOs during the fiscal year ended September 30, 2017. For further information regarding the terms of certain of these grants, see "Compensation Discussion and Analysis" above.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)					Grant Date Fair Value of Option Awards ($)
					All Other Option Awards (#)	Exercise Price of Option Awards ($)
Name	Date of Grant	Threshold ($)	Target ($)	Max ($)
Ronald Keating	—	0	787,969	—	—	—	—
	10/28/16	—	—	—	29,653	7.42	67,277
Benedict J. Stas	—	0	273,000	—	—	—	—
	10/28/16	—	—	—	8,465	7.42	19,205
Anthony J. Webster	—	0	179,375	—	—	—	—
Vincent Grieco	—	0	125,000	—	—	—	—
	12/19/16	—	—	—	100,336	7.42	227,641
James Kohosek	—	0	158,125	—	—	—	—
	11/29/16	—	—	—	121,309	7.42	275,224
	12/19/16	—	—	—	148,266	7.42	315,530

(1)
These columns, where applicable, show the range of possible payouts which were targeted for fiscal 2017 performance under the MIP as described above under "—Annual Bonuses".

Employment Agreements

        We currently use employment agreements to attract and/or retain our NEOs, the materials terms of which are described below.

President, Chief Executive Officer and Director (Ronald Keating)

        On September 8, 2014 the Company entered into an employment agreement with Mr. Keating, which agreement was amended on September 6, 2017. Mr. Keating's Employment Agreement provides that his initial employment term commenced on December 1, 2014 and will expire on December 1, 2017, subject thereafter to automatic one-year extensions unless either the Company or Mr. Keating provides at least 30 days' written notice to the other of intent not to renew the term. The Employment Agreement provides that Mr. Keating would receive an initial base salary of $750,000 per year, subject to increase at the discretion of the Board, and that he would be eligible to participate in all benefit programs for which other senior executives of the Company are generally eligible. Mr. Keating would also be eligible to earn a target annual bonus equal to 100% of his base salary, with the actual bonus paid to be based on the Company's actual performance relative to the performance targets established by the Board or a committee thereof. In addition, Mr. Keating would be entitled to reimbursement for the following items, in each case in accordance with the expense reimbursement policy of the Company in effect from time to time: (a) reasonable out-of-pocket business expenses incurred in performing his duties, (b) commuting and temporary living expenses, on a grossed-up basis for taxes, related to his principal place of employment at the Company's offices in Pittsburgh, Pennsylvania (including, without limitation, weekly flights between Cincinnati and Pittsburgh, hotel expenses or rental apartment expenses, and a car) until Mr. Keating determines to relocate his residence to the location of the Company's principal offices, at which time the Company will reimburse Mr. Keating for all reasonable relocation expenses on a grossed-up tax basis. Mr. Keating's Employment Agreement also provides for severance upon certain terminations of employment, as described below under "—Payments upon Certain Events of Termination or Change in Control." The Employment Agreement includes restrictive covenants providing for non-competition, non-solicitation of employees and non-interference with business relationships, in each case during employment and for two years thereafter, mutual non-disparagement, and perpetual nondisclosure of confidential information.

Executive Vice President, Chief Financial Officer & Treasurer (Benedict J. Stas)

        On February 26, 2015 the Company entered into an employment agreement with Mr. Stas, which agreement was amended effective as of September 6, 2017. Mr. Stas' Employment Agreement provides that his initial employment term commenced on March 30, 2015 and will expire on March 30, 2018, subject thereafter to automatic one-year extensions unless either the Company or Mr. Stas provides at least 30 days' written notice to the other of intent not to renew the term. The Employment Agreement provided that Mr. Stas would receive an initial annual base salary of $350,000, subject to increase at the discretion of the Board, and shall be eligible to receive an initial target annual bonus equal to 60% of his base salary, with the actual bonus paid to be based on the Company's actual performance relative to the performance targets established by senior management of the Company. In addition, in accordance with the Company's expense reimbursement policy in effect from time to time, Mr. Stas would be entitled to reimbursement for reasonable out-of-pocket business expenses incurred in performing his duties and is eligible to participate in all benefit programs for which other executives of the Company are generally eligible. Mr. Stas' Employment Agreement also provides for severance upon certain terminations of employment, as described below under "—Payments upon Certain Events of Termination or Change in Control." The Employment Agreement includes restrictive covenants providing for non-competition, non-solicitation of employees and non-interference with business relationships, in each case during employment and for one year thereafter, non-disparagement of the Company, and perpetual nondisclosure of confidential information.

Executive Vice President, Chief Human Resources Officer (Anthony J. Webster)

        On January 20, 2016 the Company entered into an employment agreement with Mr. Webster, which agreement was amended effective as of September 6, 2017. Mr. Webster's Employment Agreement provides that his initial employment term commenced on February 22, 2016 and will expire on February 22, 2019, subject thereafter to automatic one-year extensions unless either the Company or Mr. Webster provides at least 30 days' written notice to the other of intent not to renew the term. The Employment Agreement provides that Mr. Webster would receive an initial annual base salary of $350,000, subject to increase at the discretion of the Board, and shall be eligible to receive a target annual bonus equal to 50% of his base salary, with the actual bonus paid to be based on the Company's actual performance relative to the performance targets established by senior management of the Company. In addition, Mr. Webster would be entitled to reimbursement for reasonable out-of-pocket business expenses incurred in performing his duties and is eligible to participate in all benefit programs for which other executives of the Company are generally eligible. Mr. Webster's Employment Agreement also provides for severance upon certain terminations of employment, as described below under "—Payments upon Certain Events of Termination or Change in Control." The Employment Agreement includes restrictive covenants providing for non-competition, non-solicitation of employees and non-interference with business relationships, in each case during employment and for one year thereafter, non-disparagement of the Company, and perpetual nondisclosure of confidential information.

        On March 1, 2016, the Company entered into a bonus agreement with Mr. Webster (the "Webster Bonus Agreement") which provides that subject to his continued employment with the Company through the first to occur of a Change in Control (as defined in the Option Plan) or an initial public offering of the common stock of the Company, Mr. Webster will be entitled to a bonus payment (the "Special Bonus") equal to the product of 342,362 multiplied by the amount by which the Fair Market Value (as defined below) of a share of common stock of the Company exceeds $4.64, but only to the extent the Fair Market Value does not exceed $6.49. For purposes of the foregoing, "Fair Market Value" shall mean, as calculated by the Company in its reasonable good faith discretion, (i) in the case of a payment upon a Change in Control, the closing cash consideration per share of common stock of the Company or (ii) in the case of a payment upon an initial public offering of the common stock of the Company, the closing price of a share of common stock of the Company as of the first trading day on which shares of common stock of the Company may be traded following any underwriter's lockup entered into in connection with the initial public offering that is binding upon the Company's senior management (the "IPO Valuation Date"). In the case of a Change in Control, the Special Bonus shall be paid in cash within 30 days following a Change in Control. In the case of an initial public offering, the Special Bonus shall be paid in cash, shares or any combination thereof (as determined by the Company in its discretion) on the first payroll date following the IPO Valuation Date. The Company's obligations under the Webster Bonus Agreement shall terminate upon the termination of Mr. Webster's termination of employment with the Company for any reason (regardless of whether a Change in Control or initial public offering has occurred prior to such termination).

Executive Vice President, Secretary and General Counsel (Vincent Grieco)

        On September 6, 2017, the Company entered into an employment agreement with Mr. Grieco, which agreement provides that his initial employment term commenced on September 6, 2017 and will expire on September 6, 2020, subject thereafter to automatic one-year extensions unless either the Company or Mr. Grieco provides at least 30 days' written notice to the other of intent not to renew the term. The Employment Agreement provides that Mr. Grieco would receive an initial annual base salary of $250,000, subject to increase at the discretion of the Board, and shall be eligible to receive a target annual bonus equal to 50% of his base salary, with the actual bonus paid to be based on the Company's actual performance relative to the performance targets established by senior management of the Company. In addition, Mr. Grieco would be entitled to reimbursement for reasonable out-of-pocket business expenses incurred in performing his duties and is eligible to participate in all benefit programs for which other executives of the Company are generally eligible. Mr. Grieco's Employment Agreement also provides for severance upon certain terminations of employment, as described below under "—Payments upon Certain Events of Termination or Change in Control." The Employment Agreement includes restrictive covenants providing for non-competition, non-solicitation of employees and non-interference with business relationships, in each case during employment and for one year thereafter, non-disparagement of the Company, and perpetual nondisclosure of confidential information.

Executive Vice President, Corporate Strategy & Business Operations (James Kohosek)

        On September 6, 2017, the Company entered into an employment agreement with Mr. Kohosek, which agreement provides that his initial employment term commenced on September 6, 2017 and will expire on September 6, 2020, subject thereafter to automatic one-year extensions unless either the Company or Mr. Kohosek provides at least 30 days' written notice to the other of intent not to renew the term. The Employment Agreement provides that Mr. Kohosek would receive an initial annual base salary of $275,000, subject to increase at the discretion of the Board, and shall be eligible to receive a target annual bonus equal to 60% of his base salary, with the actual bonus paid to be based on the Company's actual performance relative to the performance targets established by senior management of the Company. In addition, Mr. Kohosek would be entitled to reimbursement for reasonable out-of-pocket business expenses incurred in performing his duties and is eligible to participate in all benefit programs for which other executives of the Company are generally eligible. Mr. Kohosek's Employment Agreement also provides for severance upon certain terminations of employment, as described below under "—Payments upon Certain Events of Termination or Change in Control." The Employment Agreement includes restrictive covenants providing for non-competition, non-solicitation of employees and non-interference with business relationships, in each case during employment and for one year thereafter, non-disparagement of the Company, and perpetual nondisclosure of confidential information.

OUTSTANDING EQUITY AWARDS AT FISCAL 2017 YEAR END

        The following table sets forth certain information with respect to outstanding options held by each of our NEOs on September 30, 2017.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un-exercisable		Option Exercise Price ($)	Option Expiration Date
Ronald Keating	1,246,790	1,246,791	(1)	4.64	12/15/2024
	29,653	0		7.42	10/28/2026
Benedict J. Stas	415,592	415,592	(2)	4.64	04/06/2025
	8,464	0		7.42	10/28/2026
Anthony J. Webster	85,590	256,771	(3)	6.49	03/03/2026
Vincent Grieco	13,856	13,856	(4)	4.64	10/27/2024
	46,798	46,798	(5)	4.64	01/19/2025
	0	100,336	(6)	7.42	12/19/2026
James Kohosek	30,327	90,982	(7)	7.42	11/29/2026
	0	148,266	(8)	7.42	12/19/2026

(1)
These options will vest in two remaining substantially equal installments on December 15, 2017 and December 15, 2018.

(2)
These options will vest in two remaining equal installments on March 30, 2018 and March 30, 2019.

(3)
These options will vest in three remaining substantially equal installments on March 1, 2018, March 1, 2019 and March 1, 2020.

(4)
These options will vest in two remaining equal installments on October 27, 2017 and October 27, 2018.

(5)
These options will vest in two remaining equal installments on January 19, 2018 and January 19, 2019.

(6)
These options will vest in four remaining equal installments on December 19, 2017, December 19, 2018, December 19, 2019 and December 19, 2020.

(7)
These options will vest in three remaining substantially equal installments on September 30, 2018, September 30, 2019 and September 30, 2020.

(8)
These options will vest in four remaining substantially equal installments on January 1, 2018, January 1, 2019, January 1, 2020 and January 1, 2021.

Option Exercises

        None of our NEOs exercised any options during the fiscal year ended September 30, 2017.

Nonqualified Deferred Compensation as of September 30, 2017

        The following table provides information with respect to the Deferred Compensation Plan.

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Ronald Keating	140,476	61,913	68,539	0	427,046
Benedict J. Stas	58,023	15,409	9,320	0	94,838
Anthony J. Webster	—	—	—	—	—
Vincent Grieco	—	—	—	—	—
James Kohosek	15,472	876	1,147	0	16,619

(1)
This amount reflects a portion of salary that the indicated executive elected to defer during fiscal 2017. This amount is included in the "Salary" column of the Summary Compensation Table above.

(2)
The full amounts reported as Company contributions have been reported in the "All Other Compensation" column in the Summary Compensation Table above.

        Our NEOs based in the United States are eligible to participate in the Deferred Compensation Plan, which benefits only a select group of United States management employees. The Deferred Compensation Plan uses a hypothetical account for each participant who elects to defer income. The participant selects investment funds from a broad range of options. Earnings and losses on each account are determined based on the performance of the investment funds selected by the participant. A participant may elect to defer up to 50% of his annual base compensation and up to 90% of his bonus awarded pursuant to the MIP as compensation deferrals. The NEOs are 100% vested with respect to both employee contributions and their employer contributions. Distributions under the Deferred Compensation Plan may be made as a single lump sum, on a fixed date or schedule, or in equal installments over periods of (x) five, ten or fifteen years or (y) two, three, four or five years, depending on distribution's triggering event and the participant's elections, in compliance with the election and timing rules of Code Section 409A.

Payments upon Certain Events of Termination or Change in Control

        In the event any NEO is terminated other than for Cause, Death or Disability (including due to non-extension of the employment term) or resigns for Good Reason (as defined in the Employment Agreements), he is entitled to the following: (i) base salary continuation for 12 months; (ii) a pro-rata portion of his actual annual bonus for the year in which termination occurs (except for Mr. Keating, who is entitled to a pro-rata portion of his target annual bonus opportunity for the year in which termination occurs); (iii) medical and dental benefits continuation for 12 months; and (iv) reimbursement for outplacement assistance for six months up to a maximum of $15,000.

        In the event any NEO's employment is terminated by the Company for cause or on account of the NEO's death, disability or voluntary termination without good reason, the Company is obligated to pay the NEO any accrued benefits through the date of termination, which accrued benefits are quantified in the table below in the "Accrued Benefits" column.

        The following table describes the estimated value of payments that would have been due to the NEOs in the event that their employment was terminated by the Company due to a termination other than for cause, death or disability of the NEO or by the NEO for good reason on September 30, 2017.

Name	Accrued Benefits ($)	Base Salary ($)	Pro Rata Bonus ($)(1)	Medical Coverage ($)	Outplacement(2) ($)	Total ($)
Ronald Keating	—	787,969	787,996	19,833	15,000	1,610,774
Benedict J. Stas	—	390,000	271,327	18,994	15,000	695,321
Anthony J. Webster	—	358,750	178,275	19,834	15,000	571,859
Vincent Grieco	—	250,000	124,234	21,783	15,000	411,017
James Kohosek	—	275,000	157,626	13,556	15,000	461,182

(1)
For Mr. Keating, this amount represents the pro-rata portion of his target bonus under the MIP for fiscal 2017 and for each of Messrs. Stas, Webster, Grieco and Kohosek represents the pro-rata portion of his actual bonus payment under the MIP.

(2)
This amount represents the maximum reimbursement for outplacement services the NEO is entitled to under his Employment Agreement.

        Additionally, our NEOs hold options issued pursuant to the Option Plan, which options become fully vested and exercisable upon a Change in Control (as defined below). The following table describes the estimated present value of payments for unvested options to purchase shares that would have become vested upon a Change in Control, assuming that such Change in Control occurred on September 30, 2017. In addition, pursuant to the terms of the Webster Bonus Agreement, upon a Change in Control subject to his continued employment through such Change in Control, Mr. Webster would be entitled to an additional cash payment equal to $635,000.

Name	Unvested Stock Options (#)(1)	Total ($)
Ronald Keating	1,246,791	10,406,250
Benedict J. Stas	415,579	3,468,600
Anthony J. Webster	256,771	1,666,875
Vincent Grieco	160,991	1,064,550
James Kohosek	269,576	1,500,000

(1)
Represents unvested options as of the fiscal year ended September 30, 2017. Calculations with regard to stock options are based upon the most recent appraisal price of the Company's common stock ($12.98 as of September 30, 2017), less exercise price.

DIRECTOR COMPENSATION

        The Company does not currently pay cash compensation to its directors who are employed by either the Company or AEA for their services as directors. Each non-employee, non-AEA director received options to purchase shares of the Company's common stock under the Option Plan, which generally vest as to 25% on the each anniversary of the date of grant such that the options will be fully vested on the fourth anniversary of the date of grant. Pursuant to a consulting agreement with the Company dated as of March 1, 2014, in respect of his services provided to the Company as a member of the Board, Mr. Lamb receives an annual cash retainer equal to $100,000, payable in substantially equal monthly installments at the end of each calendar month.

        Shown below is information regarding the fiscal 2017 compensation for each member of the Board other than Mr. Keating, whose compensation is reported above in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)		All Other Compensation ($)	Total ($)
Nick Bhambri	—	—	(1)	—	—
Gary Cappeline	—	—		—	—
Judd Gregg	—	—	(1)	—	—
Brian R. Hoesterey	—	—		—	—
Ronald C. Keating	—	—		—	—
Vinay Kumar	—	—		—	—
Martin Lamb	100,000	—	(1)	—	100,000

(1)
Each of Messrs. Bhambri and Gregg held 179,807 options, which were vested as to 75%. Mr. Lamb was originally granted 359,614 options, of which 89,904 remaining outstanding and subject to vesting.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of September 30, 2017 with respect to shares of common stock of the Company that may be issued under our existing equity compensation plans or arrangements:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders
Evoqua Water Technologies Corp. Stock Option Plan	9,059,959	$4.06	1,703,507
Equity compensation plans not approved by security holders	—	—	—

Total	9,059,959	$4.06	1,703507

        (1)   In connection with our initial public offering, our board of directors adopted and our shareholders approved the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (the "Equity Incentive Plan"). As of the date of this Annual Report on Form 10-K, no awards have been granted under the Equity Incentive Plan. Following the adoption of the Equity Incentive Plan, no additional awards have been or will be issued under the Evoqua Water Technologies Corp. Stock Option Plan.

        (2)   In connection with our initial public offering, the Company entered into restricted stock unit agreements with each of our NEOs and certain other key members of management pursuant to which recipients received, in the aggregate, approximately 1,197,318 stock-settled restricted stock units.

Compensation Committee Report

        The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis. Based on its review and discussion with management, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for fiscal 2017.

  Brian R. Hoesterey
  Gary Cappeline
  Vinay Kumar
  Martin Lamb

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth information regarding the beneficial ownership of our common stock as of November 30, 2017 for:

  •
  each person or entity who is known by us to beneficially own more than 5% of our common stock;

  •
  each of our directors and named executive officers; and

  •
  all of our directors and executive officers as a group.

        Information with respect to beneficial ownership has been furnished to us by each director, executive officer or stockholder listed in the table below, as the case may be. The amounts and percentages of our common stock beneficially owned are reported on the basis of rules of the SEC governing the determination of beneficial ownership of securities. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after November 30, 2017, including any shares of our common stock subject to an option that has vested or will vest within 60 days after November 30, 2017. More than one person may be deemed to be a beneficial owner of the same securities. Each stockholder's percentage of beneficial ownership is based on 113,264,709 shares of common stock outstanding as of November30, 2017 plus the number of shares of common stock such stockholder has the right to acquire, including through the exercise of options, within 60 days of November30, 2017.

        Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, the address for each person or entity listed below is c/o Evoqua Water Technologies Corp., 210 Sixth Avenue, Pittsburgh, Pennsylvania 15222.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Number	Percentage
5% Stockholders
AEA(1)	45,972,599	40.6%
bcIMC Private Placement (2013) Investment Corporation(2)	8,826,739	7.8%
Havelock Fund Investments Pte Ltd(3)	8,087,290	7.1%
Pictet Private Equity Investors SA(4)	7,355,615	6.5%
Directors and Named Executive Officers
Ronald C. Keating(5)	2,037,863	1.8%
Benedict J. Stas(6)	437,534	*
Anthony J. Webster(7)	88,959	*
Vincent Grieco(8)	139,043	*
James Kohosek(9)	101,090	*
Martin Lamb(10)	467,444	*
Nick Bhambri(11)	314,595	*
Gary Cappeline(12)	—	—
Judd Gregg(13)	179,807	*
Brian R. Hoesterey(12)	—	—
Vinay Kumar(12)	—	—
All executive officers and directors as a group (16 persons)	4,869,944	4.3%

*
Represents beneficial ownership of less than 1% of our outstanding common stock.

(1)
Represents shares of our common stock held of record by AEA EWT Holdings LP ("AEA EWT Holdings"), whose general partner is AEA EWT Holdings GP LLC ("AEA EWT Holdings GP"). The managing member of AEA EWT Holdings GP is AEA Investors Fund V LP and its other members are (i) AEA Investors Participant Fund V LP, (ii) AEA Investors QP Participant Fund V LP, (iii) AEA Investors Fund V-A LP and (iv) AEA Investors Fund V-B LP (AEA Investors Fund V LP and the entities named in clauses (i) through (iv), collectively, the "AEA Funds"). The AEA Funds are also limited partners of AEA EWT Holdings. The general partner of each of AEA Investors Participant Fund V LP and AEA Investors QP Participant Fund V LP is AEA Investors PF V LLC, whose sole member is AEA Investors LP. The general partner of each of AEA Investors Fund V LP, AEA Investors Fund V-A LP and AEA Investors Fund V-B LP is AEA Investors Partners V LP, whose general partner is AEA Management (Cayman) Ltd. Each of AEA EWT Holdings GP, the AEA Funds, AEA Investors PF V LLC, AEA Investors Partners V LP, AEA Investors LP and AEA Management (Cayman) Ltd. may be deemed to share beneficial ownership of the shares of our common stock held of record by AEA EWT Holdings, but each disclaims beneficial ownership of such shares. John L. Garcia, the Chairman and Chief Executive Officer of AEA Investors LP and the sole stockholder and director of AEA Management (Cayman) Ltd., may also be deemed to share beneficial ownership of the shares of our common stock held of record by AEA EWT Holdings, but Mr. Garcia disclaims beneficial ownership of such shares. The shares of our common stock held of record by AEA EWT Holdings reflected in the table above do not include 35,347,667 shares of our common stock owned by certain of our stockholders that have agreed to vote all of their shares to elect one individual to our board of directors that has been nominated by AEA (so long as AEA holds an aggregate of at least 10% of our outstanding common stock) pursuant to the Stockholders' Agreement or irrevocable voting proxies. AEA EWT Holdings may be deemed to have or share voting control with respect to the shares of our common stock owned by these stockholders, but AEA EWT Holdings disclaims beneficial ownership of such shares. In addition, so long as AEA EWT Holdings holds an aggregate of at least 10% of our outstanding common stock, certain of these stockholders have also agreed to irrevocably appoint AEA EWT Holdings as its proxy to vote all of their shares of our common stock with respect to the election of any member of our board of directors, and in the aggregate, AEA EWT Holdings and these other stockholders beneficially own more than 50% of our outstanding common stock. For a description of our relationship with AEA, please see Item 13, "Certain Relationships and Related Party Transactions—Stockholders' Agreement."

  The address for each of AEA EWT Holdings, AEA EWT Holdings GP, AEA Investors Participant Fund V LP, AEA Investors QP Participant Fund V LP, AEA Investors PF V LLC, AEA Investors LP and Mr. Garcia is c/o AEA Investors LP, 666 Fifth Avenue, 36th Floor, New York, New York 10103. The address for each of AEA Investors Fund V LP, AEA Investors Fund V-A LP, AEA Investors Fund V-B LP, AEA Investors Partners V LP and AEA Management (Cayman) Ltd. is P.O. Box 309, Ugland House, Grand Cayman KY1-1104, Cayman Islands.

(2)
Jim Pittman is Director, President and chair of bcIMC Private Placement (2013) Investment Corporation. David Woodward and Julian Remedios are Vice Presidents of bcIMC Private Placement (2013) Investment Corporation. Patricia Bood is Secretary of bcIMC Private Placement (2013) Investment Corporation. Britta Wagner is Assistant Secretary of bcIMC Private Placement (2013) Investment Corporation. In such capacities, Messrs. Pittman, Woodward and Remedios and Mss. Bood and Wagner may be deemed to have voting and dispositive power over the shares of our common stock held by bcIMC Private Placement (2013) Investment Corporation. Each of Messrs. Pittman, Woodward and Remedios and Mss. Bood and Wagner disclaim beneficial ownership of these shares. The address for bcIMC Private Placement (2013) Investment Corporation and Messrs. Pittman, Woodward and Remedios and Mss. Bood and Wagner is 300-2950 Jutland Rd. Victoria, British Columbia V8T5K2.

(3)
Havelock Fund Investments Pte Ltd is a wholly-owned subsidiary of Fullerton Fund Investments Pte Ltd, which is a wholly-owned subsidiary of Temasek Holdings (Private) Limited. Temasek Holdings (Private) Limited, Fullerton Fund Investments Pte Ltd and Havelock Fund Investments Pte Ltd have shared voting and dispositive power over the shares held by Havelock Fund Investments Pte Ltd. The address of these entities is 60B Orchard Road, #06-18 Tower 2, The Atrium@Orchard, Singapore 238891.

(4)
Pierre-Alain Wavre has voting and investment control over the shares of common stock held by Pictet Private Equity Investors SA, but disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein.

(5)
Includes 1,899,838 shares of common stock issuable upon exercise of options that have vested or will vest within 60 days after November30, 2017.

(6)
Includes 424,056 shares of common stock issuable upon exercise of options that have vested or will vest within 60 days after November 30, 2017.

(7)
Includes 85,590 shares of common stock issuable upon exercise of options that have vested or will vest within 60 days after November 30, 2017.

(8)
Includes 116,065 shares of common stock issuable upon exercise of options that have vested or will vest within 60 days after November 30, 2017.

(9)
Includes 67,393 shares of common stock issuable upon exercise of options that have vested or will vest within 60 days after November 30, 2017.

(10)
Includes 89,903 shares of common stock issuable upon exercise of options that have vested or will vest within 60 days after November 30, 2017.

(11)
Includes (i) 134,788 shares held indirectly through the Nick Bhambri Revocable Trust dated June 23rd, 2008 (of which Mr. Bhambri is the trustee) and (ii) 179,807 shares of common stock issuable upon exercise of options that have vested or will vest within 60 days after November 30, 2017.

(12)
Does not include 45,972,599 shares of our common stock held of record by AEA EWT Holdings. Mr. Cappeline is an operating partner of AEA, and Messrs. Hoesterey and Kumar are partners of AEA. Each of Messrs. Cappeline, Hoesterey and Kumar serves on our board of directors as a representative of AEA, but each disclaims beneficial ownership of the shares of our common stock held of record by AEA EWT Holdings.

(13)
Includes 179,807 shares of common stock issuable upon exercise of options that have vested or will vest within 60 days after November 30, 2017.

Item 13.    Certain Relationships and Related Party Transactions and Director Independence

        The following is a description of transactions since October 1, 2016 to which we were a party in which the amount involved exceeded or will exceed $120,000, and in which any of our executive officers, directors or holders of more than 5% of any class of our voting securities, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or amounts that would be paid or received, as applicable, in arms'-length transactions with unrelated third parties.

Management Agreement

        On January 7, 2014, we entered into a management agreement with AEA relating to the provision of its advisory and consulting services. The agreement required us to pay AEA an annual management fee of approximately $4.0 million per year following the Acquisition and continuing for as long as AEA, either directly or indirectly, owns any of our or our subsidiaries' equity. The annual management fee was payable in quarterly installments of approximately $1.0 million, in advance, on the first day of each calendar quarter. The agreement also required us to reimburse AEA for its reasonable out-of-pocket costs and expenses incurred in connection with the Acquisition, its provision of ongoing advisory and consulting services, monitoring its investment in us and developing, negotiating, performing or enforcing any agreements or documents relating to its investment in us. We incurred expenses, excluding advisory fees, of $.3 million for the fiscal year ended September 30, 2017. We believe that the agreement and the services mentioned above are or were on terms at least as favorable to us as we would expect to negotiate with unrelated third parties. Immediately following our initial public offering, the agreement was terminated. While the agreement did not require us to pay AEA a termination fee, we were required to reimburse AEA for its reasonable out-of-pocket costs and expenses incurred in connection with our initial public offering.

        Pursuant to the agreement, we agreed to indemnify AEA against any claims or liabilities relating to or arising out of actions taken by AEA relating to the provision of its advisory and consulting services (under the terms of the agreement) or the operation of our business, except for claims or liabilities that are shown to have resulted from actions taken by AEA in bad faith, or due to AEA's gross negligence or willful misconduct. If for any reason (other than the bad faith, gross negligence or willful misconduct of AEA as provided above) the foregoing indemnity is unavailable to or insufficient to hold AEA harmless, then we will be required to contribute to any amount paid or payable by AEA as a result of such claims or liabilities in such proportion as is appropriate to reflect (i) the relative benefits received by us, on the one hand, and AEA, on the other hand, (ii) the relative fault of us and

AEA and (iii) any relevant equitable considerations, subject to the limitation that in any event AEA's aggregate contribution to all claims and liabilities shall not exceed the amount of fees actually received by AEA under the agreement (notwithstanding a finding of bad faith, gross negligence or willful misconduct of AEA). Under the agreement, AEA did not have any liability to us in connection with the services it rendered pursuant to the agreement (notwithstanding a finding of bad faith, gross negligence or willful misconduct of AEA). Those indemnification provisions survive termination of the agreement.

Voting Trust Agreement

        Certain current and former employees, as well as certain other equity holders contributed their shares of our common stock to a voting trust (the "Voting Trust") pursuant to an amended and restated voting trust agreement, dated as of December 22, 2014 (the "Voting Trust Agreement"), in exchange for units in the Voting Trust. The Voting Trust was dissolved immediately prior to the consummation of our initial public offering and shares held by the trustee were returned to the holders that contributed them and are now subject to the provisions of the Stockholders' Agreement and the Registration Rights Agreement described below.

Transactions with Employees

        From time to time, we have previously facilitated the transfer of funds between employees and us in connection with employee stock purchases. As a result, we had been due $250,000 from one of our executive officers, which was repaid in full on January 31, 2017. No such amounts were outstanding as of September 30, 2017.

Stockholders' Agreement

        We, AEA, certain members of management and certain of our stockholders entered into the Stockholders' Agreement in connection with the Acquisition. The Stockholders' Agreement contains, among other things, certain restrictions on the ability of the parties thereto to freely transfer shares of our stock. In addition, pursuant to the Stockholders' Agreement, the parties thereto agree to vote their shares of our common stock on certain matters presented to the stockholders in the same manner that the board of directors and a majority of our stockholders vote on such matters. The foregoing transfer and voting provisions terminated upon completion of our initial public offering. However, following our initial public offering, and for so long as AEA holds an aggregate of at least 10% of our outstanding common stock, AEA will be entitled to nominate at least one individual for election to our board of directors, and our board of directors and nominating committee thereof will nominate and recommend to our stockholders that such individual be elected to our board of directors, and certain of our stockholders have agreed to vote all of their shares to elect such individual to our board of directors pursuant to the Stockholders' Agreement or voting proxies. In addition, so long as AEA holds an aggregate of at least 10% of our outstanding common stock, certain of these stockholders have also agreed to irrevocably appoint AEA as its proxy to vote all of their shares of our common stock with respect to the election of any member of our board of directors, and in the aggregate, AEA and these other stockholders beneficially own more than 50% of our outstanding common stock.

Debt

        AEA, through two of its affiliated funds, is one of the lenders under our Term Loan Facility, and held loans thereunder of approximately $16.2 million at September 30, 2017.

Registration Rights Agreement

        The parties to the Stockholders' Agreement described above also entered into a registration rights agreement in connection with the Acquisition (the "Registration Rights Agreement"). Pursuant to the Registration Rights Agreement, subject to the terms of the lock-up agreement they have entered into with the representatives of the underwriters for our initial public offering, holders of a total of 81,320,266 shares of our common stock as of November 30, 2017, will have the right to require us to register these shares under the Securities Act under specified circumstances or will have incidental registration rights as described below. After registration pursuant to these rights, these shares will become freely tradable without restriction under the Securities Act.

Demand Registration Rights

        Subject to certain restrictions, at any time after 180 days following the effective date of the registration statement filed in connection with our initial public offering, or 120 days following the effective date of any subsequent registration statement that we file (other than registration statements on Forms S-4 or S-8), AEA may request that we register all or a portion of their common stock for sale under the Securities Act. We will effect the registration as requested in writing by AEA, unless in the good faith judgment of our board of directors, such registration would materially and adversely interfere with certain existing or potential material transactions or events involving the company and should be delayed. We are not obligated to file a registration statement pursuant to these demand provisions on more than five occasions on Form S-1; however, AEA is entitled to make an unlimited number of demands for registration on Form S-3 if and when we become eligible to use such form.

Piggyback Registration Rights

        In addition, if at any time we register any shares of our common stock (other than pursuant to registrations on Form S-4 or Form S-8), the holders of all shares having registration rights are entitled, subject to certain exceptions, to receive notice at least five business days prior to the filing of the registration statement, or, in the case of holders who are individuals, no more than five business days after such filing, and to include all or a portion of their common stock in the registration.

        In the event that any registration in which the holders of registrable shares participate pursuant to the registration rights agreement is an underwritten public offering, the number of registrable shares to be included may, in specified circumstances, be limited.

Other Provisions

        We will pay all registration and offering expenses, including, among other things, reasonable fees and disbursements of a single special counsel for AEA and of a single special counsel for all other selling stockholders, related to any demand or piggyback registration. The Registration Rights Agreement contains customary cross-indemnification provisions, pursuant to which we are obligated to indemnify any selling stockholders in the event of material misstatements or omissions in the registration statement attributable to us, and they are obligated to indemnify us for material misstatements or omissions in the registration statement attributable to them. A particular stockholder's shares shall no longer be considered registrable shares, to which demand and piggyback registration rights apply, (i) when such shares have been disposed of under an effective registration statement or (ii) when such stockholder can sell, or with respect to AEA, has sold, such shares under Rule 144 of the Securities Act. In addition, the parties to the Registration Rights Agreement have agreed to not sell any shares pursuant to Rule 144 of the Securities Act or in another private placement for a period of two years following the closing of our initial public offering, unless consented to by our board of directors or sold to certain permitted transferees. The Registration Rights Agreement does not provide for any cash penalties or other penalties associated with any delays in registering any shares.

Policies and Procedures for Related Party Transactions

        Our board of directors has adopted a policy providing that the audit committee will review and approve or ratify transactions in excess of $120,000 of value in which we participate and in which a director, executive officer or beneficial holder of more than 5% of any class of our voting securities has or will have a direct or indirect material interest. Under this policy, the board of directors is to obtain all information it believes to be relevant to a review and approval or ratification of these transactions. After consideration of the relevant information, the audit committee is to approve only those related party transactions that the audit committee believes are on their terms, taken as a whole, no less favorable to us than could be obtained in an arms'-length transaction with an unrelated third party and that the audit committee determines are not inconsistent with the best interests of the Company. In particular, our policy with respect to related party transactions will require our audit committee to consider the benefits to the Company, the impact on a director's independence in the event the related person is a director, an immediate family member of a director or an entity in which a director has a position or relationship, the availability of other sources for comparable products or services, the terms of the transaction and the terms available to unrelated third-parties or to employees generally. A "related party" is any person who is or was one of our executive officers, directors or director nominees or is a holder of more than 5% of our common stock, or their immediate family members or any entity owned or controlled by any of the foregoing persons. All of the transactions described above were entered into prior to the adoption of this policy.

Item 14.    Principal Accountant Fees and Services

Fees to Independent Accountants

        The following table presents fees for professional services rendered by Ernst & Young LLP, for the audit of the Company's annual consolidated financial statements for fiscal 2017 (ended September 30, 2017) and fiscal 2016 (ended September 30, 2016) and fees billed for audit-related services, tax services and all other services rendered by Ernst & Young LLP for fiscal 2017 and fiscal 2016.

	Fiscal 2017	Fiscal 2016
Audit fees	$2,205,042	$1,470,623
Audit-related fees	7,500	10,000
Tax fees	290,900	350,392
All other fees	1,112,325	175,110
Total	$3,615,767	$2,006,125

Audit Fees

        Audit fees consist of fees for professional services rendered for the audit of our financial statements, review of interim financial statements, assistance with registration statements filed with the SEC and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements. Audit fees also include fees for services provided by Ernst & Young LLP in connection with our initial public offering in fiscal 2017, including the registration statement on Form S-1 and amendments thereto.

Audit Related Fees

        Audit related fees consist of fees for other audit type series not denoted above, including fees related to agreed-upon-procedures for certain state contractor licensing requirements.

Tax Fees

        Tax fees are fees for a variety of permissible services relating to tax compliance, tax planning and tax advisory services.

All Other Fees

        All other fees relate to professional services not included in the categories above, including fees related to the performance of certain advisory services associated with the Company's acquisitions.

        All audit-related services, tax services and other services in fiscal 2017 were pre-approved by the audit committee, which concluded that the provision of such services by Ernst & Young LLP was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The audit committee's outside auditor independence policy provides for pre-approval of audit, audit-related and tax services specifically described by the audit committee on an annual basis and, in addition, individual engagements anticipated to exceed pre-established thresholds must be separately approved. The policy authorizes the audit committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

PART IV

Item 15.    Exhibits and Financial Statements Schedules

        The following documents are filed as part of this report.

  1.
  Financial Statements.    The financial statements are set forth under Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

        All other financial statements and financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instruction, are not material or are not applicable and, therefore, have been omitted.

  2.
  Exhibits.    The exhibits listed in the accompanying Index to Exhibits attached hereto are filed or incorporated by reference into this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Evoqua Water Technologies Corp. (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

3.2	Third Amended and Restated Bylaws of Evoqua Water Technologies Corp. (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

4.1	Specimen Common Stock Certificate of Evoqua Water Technologies Corp. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.1	First Lien Credit Agreement, among EWT Holdings III Corp., as the borrower, EWT Holdings II Corp., as the parent guarantor, the financial institutions party thereto as lenders, Credit Suisse AG, as administrative agent and Credit Suisse AG, as collateral agent, dated January 15, 2014 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed on October 11, 2017 (File No. 333-220785)).

10.2	Incremental Term Facility Amendment No. 1, among EWT Holdings III Corp., as the borrower, EWT Holdings II Corp., as the parent guarantor, EWT Holdings II Corp.'s indirect wholly-owned subsidiaries party thereto as guarantors, the financial institutions party thereto as lenders, Credit Suisse AG, as administrative agent and Credit Suisse AG, as collateral agent, dated April 15, 2016 (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed on October 11, 2017 (File No. 333-220785)).

10.3	Amendment No. 2, among EWT Holdings III Corp., as the borrower, EWT Holdings II Corp., as the parent guarantor, EWT Holdings II Corp.'s indirect wholly-owned subsidiaries party thereto as guarantors, the financial institutions party thereto as lenders, Credit Suisse AG, as administrative agent and Credit Suisse AG, as collateral agent, dated October 28, 2016 (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed on October 11, 2017 (File No. 333-220785)).

10.4	Amendment No. 3, among EWT Holdings III Corp., as the borrower, EWT Holdings II Corp., as the parent guarantor, EWT Holdings II Corp.'s indirect wholly-owned subsidiaries party thereto as guarantors, the financial institutions party thereto as lenders, Credit Suisse AG, as administrative agent and Credit Suisse AG, as collateral agent, dated March 6, 2017 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed on October 11, 2017 (File No. 333-220785)).

10.5	Amendment No. 4, among EWT Holdings III Corp., as the borrower, EWT Holdings II Corp., as the parent guarantor, EWT Holdings II Corp.'s indirect wholly-owned subsidiaries party thereto as guarantors, the financial institutions party thereto as lenders, Credit Suisse AG, as administrative agent and Credit Suisse AG, as collateral agent, dated August 8, 2017 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed on October 11, 2017 (File No. 333-220785)).

Exhibit No.		Exhibit Description
10.6		Second Amended and Restated Stockholders' Agreement, among EWT Holdings I Corp., AEA Investors Fund V LP, AEA Investors Fund V-A LP, AEA Investors Fund V-B LP, AEA Investors Participant Fund V LP, AEA Investors QP Participant Fund V LP and the additional investors party thereto, dated December 11, 2014 (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.7		First Amended and Restated Registration Rights Agreement, among EWT Holdings I Corp., AEA Investors Fund V LP, AEA Investors Fund V-A LP, AEA Investors Fund V-B LP, AEA Investors Participant Fund V LP, AEA Investors QP Participant Fund V LP and the additional investors party thereto, dated December 11, 2014 (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.8		Management Agreement, among WTG Holdings I Corp., WTG Holdings III Corp. and AEA Investors LP, dated January 7, 2014 (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed on October 11, 2017 (File No. 333-220785)).

10.9	†	Employment Agreement, by and between Ronald Keating and the Company, dated September 8, 2014 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.10	†	Amendment, dated September 6, 2017, to Employment Agreement, by and between Ronald Keating and the Company, dated September 8, 2014 (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.11	†	Employment Agreement, by and between Benedict J. Stas and the Company, dated February 26, 2015 (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.12	†	Amended and Restated Amendment, dated October 13, 2017, to Employment Agreement, by and between Benedict J. Stas and the Company, dated February 26, 2015 (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.13	†	Employment Agreement, by and between James Irwin and the Company, dated April 26, 2016 (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.14	†	Amendment, dated September 6, 2017, to Employment Agreement, by and between James Irwin and the Company, dated April 26, 2016 (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.15	†	Employment Agreement, by and between Rodney Aulick and the Company, dated April 14, 2014 (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

Exhibit No.		Exhibit Description
10.16	†	Amendment, dated September 6, 2017, to Employment Agreement, by and between Rodney Aulick and the Company, dated April 14, 2014 (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.17	†	EWT Holdings I Corp. Stock Option Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.18	†	Employment Agreement, by and between Malcolm Kinnaird and the Company, dated April 14, 2014 (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.19	†	Amendment, dated September 6, 2017, to Employment Agreement, by and between Malcolm Kinnaird and the Company, dated April 14, 2014 (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.20	†	Employment Agreement, by and between Kenneth Rodi and the Company, dated March 14, 2016 (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.21	†	Amendment, dated September 6, 2017, to Employment Agreement, by and between Kenneth Rodi and the Company, dated March 14, 2016 (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.22	†	Employment Agreement, by and between Anthony Webster and the Company, dated January 20, 2016 (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.23	†	Amended and Restated Amendment, dated October 13, 2017, to Employment Agreement, by and between Anthony Webster and the Company, dated January 20, 2016 (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.24	†	Bonus Agreement, by and between Anthony Webster and the Company, dated March 1, 2016 (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.25	†	Employment Agreement, by and between Edward N. May and the Company, dated August 22, 2014 (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.26	†	Amendment, dated September 6, 2017, to Employment Agreement, by and between Edward N. May and the Company, dated August 22, 2014 (incorporated by reference to Exhibit 10.26 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

Exhibit No.		Exhibit Description
10.27	†	Employment Agreement, by and between Vincent Grieco and the Company, dated September 6, 2017 (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.28	†	Employment Agreement, by and between James M. Kohosek and the Company, dated September 6, 2017 (incorporated by reference to Exhibit 10.28 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.29	†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.30	†	Form of 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.31	†	Form of 2017 Annual Incentive Plan (incorporated by reference to Exhibit 10.31 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.32	†	Form of Standard Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.33		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

21.1		List of subsidiaries of Evoqua Water Technologies Corp. (incorporated by reference to Exhibit 21.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Indicates a management contract or compensatory plan or arrangement.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVOQUA WATER TECHNOLOGIES CORP.
Date: December 4, 2017	By:	/s/ BENEDICT J. STAS Benedict J. Stas Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD C. KEATING Ronald C. Keating	Chief Executive Officer (Principal Executive Officer)	December 4, 2017
/s/ BENEDICT J. STAS Benedict J. Stas	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 4, 2017
/s/ MARTIN LAMB Martin Lamb	Chairman of the Board and Director	December 4, 2017
/s/ NICK BHAMBRI Nick Bhambri	Director	December 4, 2017
/s/ GARY CAPPELINE Gary Cappeline	Director	December 4, 2017
/s/ JUDD GREGG Judd Gregg	Director	December 4, 2017
/s/ BRIAN R. HOESTEREY Brian R. Hoesterey	Director	December 4, 2017
/s/ VINAY KUMAR Vinay Kumar	Director	December 4, 2017