Form 10-Q
period 2017-12-31
Evoqua Water Technologies Corp.
filed 2018-02-07
CIK 1604643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2017
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-38272

EVOQUA WATER TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-4132761 (I.R.S. Employer Identification No.)
210 Sixth Avenue Pittsburgh, Pennsylvania (Address of principal executive offices)	15222 (Zip code)
(724) 772-0044
(Registrant's telephone number, including area code)
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐
         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
         There were 113,264,493 shares of the registrant's common stock, par value $0.01 per share, outstanding as of February 1, 2018.

EVOQUA WATER TECHNOLOGIES CORP.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward‑looking statements by our use of forward‑looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance contained in this report are forward‑looking statements.
We have based these forward‑looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward‑looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as filed with the Securities and Exchange Commission ("SEC") on December 4, 2017, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward‑looking statements, or could affect our share price. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward‑looking statements include:

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

•
our ability to meet our customers’ safety standards or the potential for adverse publicity affecting our reputation as a result of incidents such as workplace accidents, mechanical failures, spills, uncontrolled discharges, damage to customer or third‑party property or the transmission of contaminants or diseases;

•	litigation, regulatory or enforcement actions and reputational risk as a result of the nature of our business or our participation in large‑scale projects;

•	seasonality of sales and weather conditions;

•	risks related to government customers, including potential challenges to our government contracts or our eligibility to serve government customers;

•	the potential for our contracts with federal, state and local governments to be terminated or adversely modified prior to completion;

•	risks related to foreign, federal, state and local environmental, health and safety laws and regulations and the costs associated therewith;

•	risks associated with international sales and operations, including our operations in China;

•	our ability to adequately protect our intellectual property from third‑party infringement;

•	our increasing dependence on the continuous and reliable operation of our information technology systems;

•	risks related to our substantial indebtedness;

•	our need for a significant amount of cash, which depends on many factors beyond our control;

•	risks related to AEA Investors LP’s (along with certain of its affiliates, collectively, “AEA”) ownership interest in us; and

•
other risks and uncertainties, including those listed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as filed with the SEC on December 4, 2017, and in other filings we may make from time to time with the SEC.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward‑looking statements. The forward‑looking statements contained in this Report are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward‑looking statements contained in this Report. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate, are consistent with the forward‑looking statements contained in this Report, they may not be predictive of results or developments in future periods.
Any forward‑looking statement that we make in this Report speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward‑looking statements, whether as a result of new information, future events or otherwise, after the date of this Report.

Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements

Evoqua Water Technologies Corp.
Condensed Consolidated Balance Sheets
(In thousands)

		(Unaudited)
	September 30, 2017	December 31, 2017
ASSETS
Current assets	$512,240	$520,436
Cash and cash equivalents	59,254	80,250
Receivables, net	245,248	226,719
Inventories, net	120,047	128,306
Cost and earnings in excess of billings on uncompleted contracts	66,814	65,038
Prepaid and other current assets	20,046	19,287
Income tax receivable	831	836
Property, plant, and equipment, net	280,043	281,507
Goodwill	321,913	320,927
Intangible assets, net	333,746	329,568
Deferred income taxes	2,968	2,968
Other non‑current assets	22,399	23,503
Total assets	$1,473,309	$1,478,909
LIABILITIES AND EQUITY
Current liabilities	$291,899	$263,746
Accounts payable	114,932	114,489
Current portion of debt	11,325	11,033
Billings in excess of costs incurred	27,124	36,511
Product warranties	11,164	9,807
Accrued expenses and other liabilities	121,923	88,793
Income tax payable	5,431	3,113
Non‑current liabilities	964,835	862,441
Long‑term debt	878,524	777,900
Product warranties	6,110	6,497
Other non‑current liabilities	67,673	68,884
Deferred income taxes	12,528	9,160
Total liabilities	1,256,734	1,126,187
Commitments and Contingent Liabilities (Note 17)
Shareholders’ equity
Common stock, par value $0.01: authorized 1,000,000 shares; issued 105,359 shares, outstanding 104,949 shares at September 30, 2017; issued 113,692 shares, outstanding 113,264 shares at December 31, 2017.	1,054	1,137
Treasury stock: 410 shares at September 30, 2017 and 428 shares at December 31, 2017	(2,607)	(2,837)
Additional paid‑in capital	388,986	529,120
Retained deficit	(170,006)	(173,719)
Accumulated other comprehensive loss, net of tax	(5,989)	(6,324)
Total Evoqua Water Technologies Corp. equity	211,438	347,377
Non‑controlling interest	5,137	5,345
Total shareholders’ equity	216,575	352,722
Total liabilities and shareholders’ equity	$1,473,309	$1,478,909
See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Condensed Consolidated Statements of Operations
(In thousands except per share data)

	Three Months Ended December 31,
	2016	2017
Revenue from product sales and services	$279,872	$297,051
Cost of product sales and services	(196,813)	(208,672)
Gross Profit	83,059	88,379
General and administrative expense	(49,186)	(39,064)
Sales and marketing expense	(35,093)	(34,241)
Research and development expense	(5,005)	(4,653)
Other operating income (expense)	683	(593)
Interest expense	(14,753)	(17,243)
Loss before income taxes	(20,295)	(7,415)
Income tax benefit (expense)	7,095	4,410
Net (loss) income	(13,200)	(3,005)
Net income attributable to non‑controlling interest	399	708
Net (loss) income attributable to Evoqua Water Technologies Corp.	$(13,599)	$(3,713)
Basic (loss) earnings per common share	$(0.13)	$(0.03)
Diluted (loss) earnings per common share	$(0.13)	$(0.03)
See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended December 31,
	2016	2017
Net (loss) income	$(13,200)	$(3,005)
Other comprehensive income
Foreign currency translation adjustments	3,219	(335)
Less: Comprehensive income attributable to non‑controlling interest	(399)	(708)
Comprehensive (loss) income attributable to Evoqua Water Technologies Corp.	$(10,380)	$(4,048)
See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Condensed Consolidated Statements of Changes in Equity
(In thousands)

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non‑controlling Interest	Total
Balance at September 30, 2016	104,495	$1,045	245	$(1,133)	$381,223	$(172,169)	$(10,671)	$5,640	$203,935
Equity based compensation expense	—	—	—	—	466	—	—	—	466
Issuance of common stock	568	6	—	—	4,052	—	—	—	4,058
Stock repurchases	—	—	15	(120)	—	—	—	—	(120)
Dividends paid to non‑controlling interest	—	—	—	—	—	—		(750)	(750)
Net income	—	—	—	—	—	(13,599)	—	399	(13,200)
Other comprehensive loss		—		—	—	—	3,219	—	3,219
Balance at December 31, 2016	105,063	$1,051	260	$(1,253)	$385,741	$(185,768)	$(7,452)	$5,289	$197,608
Balance at September 30, 2017	105,359	$1,054	410	$(2,607)	$388,986	$(170,006)	$(5,989)	$5,137	$216,575
Equity based compensation expense	—	—	—	—	2,612	—	—		2,612
Shares of common stock issued in initial public offering, net of offering costs	8,333	83	—	—	137,522	—	—		137,605
Stock repurchases	—	—	18	(230)	—	—	—		(230)
Dividends paid to non‑controlling interest	—	—	—	—	—	—	—	(500)	(500)
Net income	—	—	—	—	—	(3,713)	—	708	(3,005)
Other comprehensive income	—	—	—	—	—	—	(335)		(335)
Balance at December 31, 2017	113,692	$1,137	428	$(2,837)	$529,120	$(173,719)	$(6,324)	$5,345	$352,722
See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Condensed Consolidated Statements of Changes in Cash Flows
(In thousands)

	Three Months Ended December 31,
	2016	2017
Operating activities
Net loss	$(13,200)	$(3,005)
Reconciliation of net loss to cash flows from operating activities:
Depreciation and amortization	18,647	19,883
Amortization of deferred financing costs (includes $2,075 and $2,944 write off of deferred financing fees)	3,573	3,842
Deferred income taxes	(7,064)	(3,088)
Share based compensation	466	2,612
(Loss) gain on sale of property, plant and equipment	(464)	182
Foreign currency losses (gains) on intracompany loans	7,485	(1,583)
Changes in assets and liabilities
Accounts receivable	(11,988)	18,864
Inventories	(6,623)	(8,259)
Cost and earnings in excess of billings on uncompleted contracts	5,680	1,905
Prepaids and other current assets	(1,344)	938
Accounts payable	(14,765)	(513)
Accrued expenses and other liabilities	(10,677)	(32,810)
Billings in excess of costs incurred	1,467	9,313
Income taxes	(1,831)	(2,341)
Other non‑current assets and liabilities	1,809	(359)
Net cash (used in) provided by operating activities	(28,829)	5,581
Investing activities
Purchase of property, plant and equipment	(13,603)	(15,257)
Proceeds from sale of property, plant and equipment	746	387
Acquisitions, net of cash acquired of $0	(10,730)	—
Net cash used in investing activities	(23,587)	(14,870)
Financing activities
Issuance of debt	150,000	—
Capitalized deferred issuance costs related to refinancing	(3,928)	(1,792)
Borrowings under credit facility	15,000	6,000
Repayment of debt	(111,358)	(108,663)
Repayment of capital lease obligation	(2,113)	(2,283)
Proceeds from issuance of common stock	4,052	137,605
Stock repurchases	(120)	(230)
Distribution to non‑controlling interest	(750)	(500)
Net cash provided by financing activities	50,783	30,137
Effect of exchange rate changes on cash	2,852	148
Change in cash and cash equivalents	$1,219	$20,996
Cash and cash equivalents
Beginning of period	50,362	59,254
End of period	$51,581	$80,250
See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Supplemental Disclosure of Cash Flow Information
(In thousands)

	Three Months Ended December 31,
	2016	2017
Supplemental disclosure of cash flow information
Cash paid for taxes	$1,237	$186
Cash paid for interest	$10,450	$10,749
Non‑cash investing and financing activities
Capital lease transactions	$392	$2,336
See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

Evoqua Water Technologies Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30 and December 31, 2017
(In thousands)
1. Description of the Company and Basis of Presentation
Background
Evoqua Water Technologies Corp. was incorporated on October 7, 2013. On January 15, 2014, Evoqua Water Technologies Corp., acquired through its wholly owned entities, EWT Holdings II Corp. and EWT Holdings III Corp. (a/k/a Evoqua Water Technologies), all of the outstanding shares of Siemens Water Technologies, a group of legal entity businesses formerly owned by Siemens AG (Siemens). The stock purchase closed on January 15, 2014 and was effective January 16, 2014 (the Acquisition). The stock purchase price, net of cash received, was approximately $730,577. On November 6, 2017, the Company completed its initial public offering (“IPO”), pursuant to which an aggregate of 27,777 shares of common stock were sold, of which 8,333 were sold by the Company and 19,444 were sold by the selling shareholders, with a par value of $0.01 per share. After underwriting discounts and commissions, the Company received net proceeds from the IPO of approximately $137,605. The Company used a portion of these proceeds to repay $104,936 of indebtedness (including accrued and unpaid interest) under our senior secured first lien term loan facility and the remainder for general corporate purposes. The Company did not receive any proceeds from the sale of shares by the selling stockholders. On November 7, 2017, the selling stockholders sold an additional 4,167 shares of common stock as a result of the exercise in full by the underwriters of an option to purchase additional shares.
Evoqua Water Technologies Corp. and subsidiaries will be referred to herein as “the Company” or “EWT”.
The Business
EWT provides a wide range of product brands and advanced water and wastewater treatment systems and technologies, as well as mobile and emergency water supply solutions and service contract options through its segment branch network. Headquartered in Pittsburgh, Pennsylvania, EWT is a multi‑national corporation with operations in the United States, Canada, the United Kingdom, the Netherlands, Italy, Germany, Australia, China, and Singapore.
The Company is organizationally structured into three reportable segments for the purpose of making operational decisions and assessing financial performance: (i) Industrial, (ii) Municipal and (iii) Products.
Basis of Presentation
The accompanying Unaudited Condensed Consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). All intracompany transactions have been eliminated.
The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as filed with the SEC on December 4, 2017 (“2017 Annual Report”), in preparing these unaudited condensed consolidated financial statements, with the exception of accounting standard updates described in Note 2. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes included in our 2017 Annual Report.

2. Summary of Significant Accounting Policies
Fiscal Year
The Company’s fiscal year ends on September 30.
Use of Estimates
The unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and require management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used for, but not limited to: (i) revenue recognition; (ii) allowance for doubtful accounts; (iii) inventory valuation, asset valuations, impairment, and recoverability assessments; (iv) depreciable lives of assets; (v) useful lives of intangible assets; (vi) income tax reserves and valuation allowances; and (vii) product warranty and litigation reserves. Estimates are revised as additional information becomes available. Actual results could differ from these estimates.
Cash and Cash Equivalents
Cash and cash equivalents are liquid investments with an original maturity of three or fewer months when purchased.
Accounts Receivable
Receivables are primarily comprised of uncollected amounts owed to us from transactions with customers and are presented net of allowances for doubtful accounts. Allowances are estimated based on historical write‑offs and the economic status of customers. The Company considers a receivable delinquent if it is unpaid after the term of the related invoice has expired. Write‑offs are recorded at the time all collection efforts have been exhausted.
Inventories
Inventories are stated at the lower of cost or market, where cost is generally determined on the basis of an average or first‑in, first‑out (FIFO) method. Production costs comprise direct material and labor and applicable manufacturing overheads, including depreciation charges. The Company regularly reviews inventory quantities on hand and writes off excess or obsolete inventory based on estimated forecasts of product demand and production requirements. Manufacturing operations recognize cost of product sales using standard costing rates with overhead absorption which generally approximates actual cost.
Property, Plant, and Equipment
Property, plant, and equipment is valued at cost less accumulated depreciation and impairment losses. If the costs of certain components of an item of property, plant, and equipment are significant in relation to the total cost of the item, they are accounted for and depreciated separately. Depreciation expense is recognized using the straight‑line method. Useful lives are reviewed annually and, if expectations differ from previous estimates, adjusted accordingly. Estimated useful lives for major classes of depreciable assets are as follows:

Asset Class	Estimated Useful Life
Machinery and equipment	3 to 20 years
Buildings and improvements	10 to 40 years
Leasehold improvements are depreciated over the shorter of their estimated useful life or the term of the lease. Costs related to maintenance and repairs that do not extend the assets’ useful life are expensed as incurred.

Goodwill and Other Intangible Assets
Goodwill represents purchase consideration paid in a business combination that exceeds the value assigned to the net assets of acquired businesses. Other intangible assets consist of customer‑related intangibles, proprietary technology, software, trademarks and other intangible assets. The Company amortizes intangible assets with definite useful lives on a straight‑line basis over their respective estimated economic lives which range from 1 to 26 years.
The Company reviews goodwill to determine potential impairment annually during the fourth quarter of our fiscal year, or more frequently if events and circumstances indicate that the asset might be impaired. Impairment testing for goodwill is performed at a reporting unit level. We have determined that we have four reporting units. Our quantitative impairment testing utilizes both a market (guideline public company) and income (discounted cash flows) method for determining fair value. In estimating the fair value of the reporting unit utilizing a discounted cash flow (“DCF”) valuation technique, we incorporate our judgment and estimates of future cash flows, future revenue and gross profit growth rates, terminal value amount, capital expenditures and applicable weighted‑average cost of capital used to discount these estimated cash flows. The estimates and projections used in the estimate of fair value are consistent with our current budget and long‑range plans, including anticipated change in market conditions, industry trend, growth rates and planned capital expenditures, among other considerations.
Impairment of Long‑Lived Assets
Long‑lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of the asset or asset group is measured by comparison of its carrying amount to undiscounted future net cash flows the asset or asset group is expected to generate. If the carrying amount of an asset or asset group is not recoverable, the Company recognizes an impairment loss based on the excess of the carrying amount of the asset or asset group over its respective fair value which is generally determined as the present value of estimated future cash flows or as the appraised value.
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
Amortization of debt issuance costs and debt discounts/premiums included in interest expense were $1,498 and $848 for the three months ended December 31, 2016 and 2017, respectively.
In October of 2016, the Company wrote off $2,075 of deferred financing fees related to the extinguishment of debt and incurred another $481 of fees related to a tack-on financing the Company completed on October 28, 2016.
In November of 2017, the Company wrote off $1,844 of deferred financing fees related to a $100,000 prepayment of debt, then subsequently wrote off another $1,150 of fees in December of 2017 due to refinancing its Term loan. The Company incurred another $2,131 of fees as a result of the December refinancing.
Revenue Recognition
Sales of goods and services are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, collectability is reasonably assured and delivery has occurred or services have been rendered.
For sales of aftermarket parts or products with a low level of customization and engineering time, the Company recognizes revenues at the time title and risks and rewards of ownership pass, which is generally when products are shipped or delivered to the customer as the Company has no obligation for installation. Sales of short‑term service arrangements are recognized as the services are performed, and sales of long‑term service arrangements are typically recognized on a straight‑line basis over the life of the agreement.

For certain arrangements where there is significant customization to the product, the Company recognizes revenue under the provisions of Accounting Standards Codification (ASC) 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. These products include large capital water treatment projects, systems and solutions for municipal and industrial applications. Revenues from construction-type contracts are generally recognized under the percentage-of-completion method, based on the input of costs incurred to date as a percentage of total estimated contract costs. The nature of the contracts is generally fixed price with milestone billings. Approximately $47,063 and $59,387 of revenues from construction-type contracts were recognized on the percentage-of-completion method during the three months ended December 31, 2016 and 2017, respectively. Contract revenues and cost estimates are reviewed and revised quarterly at a minimum and the cumulative effect of such adjustments are recognized in current operations. The amount of such adjustments have not been material. Cost and earnings in excess of billings under construction‑type arrangements are recorded when contracts have net asset balances where contract costs plus recognized profits less recognized losses exceed progress billings. Billings in excess of costs incurred are recorded when contract progress billings exceed costs and recognized profit less recognized losses. Approximately $8,792 and $6,383 of revenues from construction-type contracts were recognized on a completed contract method, which is typically when the product is delivered and accepted by the customer, during the three months ended December 31, 2016 and 2017, respectively. The completed contract method is principally used when the contract is short in duration (generally less than twelve months) and where results of operations would not vary materially from those resulting from the use of the percentage-of-completion method.
Product Warranties
Accruals for estimated expenses related to warranties are made at the time products are sold and are recorded as a component of Cost of product sales in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The estimated warranty obligation is based on product warranty terms offered to customers, ongoing product failure rates, material usage and service delivery costs expected to be incurred in correcting a product failure, as well as specific obligations for known failures and other currently available evidence. The Company assesses the adequacy of the recorded warranty liabilities on a regular basis and adjusts amounts as necessary.
Shipping and Handling Cost
Shipping and handling costs are included as a component of cost of sales.
Income Taxes
The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are provided against deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax asset will not be realized within a reasonable time period. We assess tax positions using a two‑step process. A tax position is recognized if it meets a more‑likely‑than‑not threshold, and is measured at the largest amount of benefit that is greater than 50.0% percent of being realized. Uncertain tax positions are reviewed each balance sheet date.
Sales Taxes
Upon collection of sales tax from revenue, the amount of sales tax is placed into an accrued liability account. This liability is then relieved when the payment is sent to the proper government jurisdiction.
Foreign Currency Translation and Transactions
The functional currency for the international subsidiaries is the local currency. Assets and liabilities are translated into U.S. Dollars using current rates of exchange, while revenues and expenses are translated at the weighted‑average exchange rate for the period. The resulting translation adjustments are recorded in other comprehensive income/loss within shareholders equity.

Foreign currency transaction (gains) losses aggregated $(7,245) and $1,384 for the fiscal three months ended December 31, 2016 and 2017, respectively, and are primarily included in General and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
Research and Development Costs
Research and development costs are expensed as incurred. The Company recorded $5,005 and $4,653 of costs for the three months ended December 31, 2016 and 2017, respectively.
Equity‑based Compensation
The Company measures the cost of awards of equity instruments to employees based on the grant‑date fair value of the award. Prior to our IPO, given the absence of a public trading market for our common stock, the fair value of the common stock underlying our share‑based awards was determined by our board, with input from management, in each case using the income and market valuation approach. Stock options are granted with exercise prices equal to or greater than the estimated fair market value on the date of grant as authorized by our compensation committee. The grant‑date fair value is determined using the Black‑Scholes model. The fair value, net of estimated forfeitures, is amortized as compensation cost on a straight‑line basis over the vesting period primarily as a component of General and administrative expenses.
The Company issued 1,197 shares of common stock, with an aggregate value of $25,000, to certain employees as restricted stock unit awards made in connection with the IPO. The fair value of such awards was based on the closing price of the Company's stock as of the IPO date and the value will be amortized as compensation expense on a straight-line basis over the vesting period, which is upon the second anniversary of the IPO.
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
Retirement Benefits
The Company applies, ASC Topic 715, Compensation—Retirement Benefits, which requires the recognition in pension obligations and accumulated other comprehensive income of actuarial gains or losses, prior service costs or credits and transition assets or obligations that have previously been deferred. The determination of retirement benefit pension obligations and associated costs requires the use of actuarial computations to estimate participant plan benefits to which the employees will be entitled. The significant assumptions primarily relate to discount rates, expected long‑term rates of return on plan assets, rate of future compensation increases, mortality, years of service, and other factors. The Company develops each assumption using relevant experience in conjunction with market‑related data for each individual country in which such plans exist. All actuarial assumptions are reviewed annually with third‑party consultants and adjusted as necessary. For the recognition of net periodic postretirement cost, the calculation of the expected return on plan assets is generally derived by applying the expected long‑term rate of return on the market‑related value of plan assets. The fair value of plan assets is determined based on actual market prices or estimated fair value at the measurement date.
Treated Water Outsourcing
The following provides a summary of Treated Water Outsourcing (“TWO”), a joint venture between the Company and Nalco Water, an Ecolab company in which the Company holds a 50% partnership interest, as of September 30, and December 31, 2017, respectively. As the Company is obligated to absorb all risk of loss up to 100% of the joint venture partner's equity, TWO is fully consolidated within the Company's consolidated financial statements under ASC 810, Consolidation. The Company has not provided additional financial support to this entity which it is not contractually required to provide, and the Company does not have the ability to use the assets of TWO to settle obligations of the Company’s other subsidiaries.

	September 30, 2017	December 31, 2017
Current assets (including cash of $1,907 and $3,033)	$12,006	$9,665
Property, plant and equipment	6,107	5,704
Goodwill	2,206	2,206
Other noncurrent assets	2,735	—
Total liabilities	(12,781)	(6,885)

	Three Months Ended December 31,
	2016	2017
Total revenues	$4,071	$5,989
Total operating expenses	(3,272)	(4,574)
Income from operations	$799	$1,415
Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. ASU 2014-09 may be adopted using either of two acceptable methods: (1) retrospective adoption to each prior period presented with the option to elect certain practical expedients; or (2) adoption with the cumulative effect recognized at the date of initial application and providing certain disclosures. To assess at which time revenue should be recognized, an entity should use the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The standard is effective for the Company for the quarter ending December 31, 2018. The Company has completed their first phase of adopting this standard, which was to identify the potential differences that will result from applying the new revenue recognition standard to the Company's contracts with its customers, and has begun the second step of reviewing their contracts to determine the impact of adopting the standard. At this time, the Company is not yet able to estimate the anticipated impact to the Condensed Consolidated financial statements. The Company is also evaluating the new disclosures required by the standard to determine what additional information will need to be disclosed.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires recognition of operating leases as lease assets and liabilities on the balance sheet, and disclosure of key information about leasing arrangements. ASU No. 2016-02 will be effective retrospectively for the Company for the quarter ending December 31, 2019, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on the Company's Consolidated financial statements.
In August 2016, the FASB issued ASU 2016‑15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU No. 2016‑15 will be effective for the Company for the quarter ending December 31, 2018, with early adoption permitted. The guidance should be applied retrospectively to all periods presented, unless deem impracticable, in which case prospective application is permitted. The Company is currently evaluating the potential impact of adoption on the Company’s Consolidated financial statements.
In October 2016, the FASB issued ASU 2016-17, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The purpose of this update is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The ASU requires the tax effects of all intra-entity sales of assets other than inventory to be recognized in the period in which the transaction occurs. The guidance will be effective for the Company for the quarter ending December 31, 2018 with early adoption permitted but only in the first interim period of a fiscal year. The changes are required to be applied by means of a cumulative-effect adjustment recorded in retained earnings as of the beginning of the fiscal year of adoption.  The Company is currently evaluating the potential impact of adoption on the Company’s Consolidated financial statements.
In February 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires the disaggregation of the service cost component from other components of net periodic benefit cost, clarifies how to present the service cost component and other components of net benefit costs in the Statements of Consolidated Operations and allows only the service cost component of net benefit costs to be eligible for capitalization. This ASU is effective for the Company for the quarter ending December 31, 2018. Adoption will be applied on a retrospective basis for the presentation of all components of net periodic benefit costs and on a prospective basis for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The company is currently evaluating the impact this guidance will have on the Consolidated financial statements and related disclosures.
In May 2017, the FASB issued ASU 2017‑09, Scope of Modification Accounting, which amended Accounting Standards Code Topic 718. FASB issued ASU 2017‑09 to reduce the cost and complexity when applying Topic 718 and standardize the practice of applying Topic 718 to financial reporting. The ASU was not developed to fundamentally change the definition of a modification, but instead to provide guidance for what changes would qualify as a modification. ASU No. 2017‑09 will be effective for us for the quarter ending December 31, 2018. The company is currently evaluating the potential impact of adoption on the Company’s Consolidated financial statements.
Accounting Pronouncements Recently Adopted
The Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation during the three months ended December 31, 2017. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The adoption of this ASU did not have a significant impact on the Company's Consolidated financial statements.
In January 2017, the FASB issued ASU 2017‑04, Simplifying the Test for Goodwill Impairment. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures goodwill impairment loss by comparing the implied value of a reporting unit’s goodwill with the carrying amount of that goodwill. The amendments in this ASU are effective for the Company for the quarter ending December 31, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 was early adopted by the Company for the year beginning October 1, 2017 and did not have a material impact on the Company's Consolidated financial statements.

3. Acquisitions and Divestitures
Acquisitions support the Company's strategy of delivering a broad solutions portfolio with robust technology across multiple geographies and end markets.
The Company did not make any acquisitions or divestitures during the three months ended December 31, 2017. The following acquisitions were made during the fiscal year ended September 30, 2017:
On November 1, 2016, the Company acquired essentially all of the assets of Environmental Treatment Services, Inc. (ETS), a leading provider of engineered solutions to the industrial wastewater market based in Acworth, GA for $10,730. ETS had ten employees as of the date of acquisition. The Company incurred approximately $16 of acquisition costs, which are included in General and administrative expenses. ETS was acquired to support the Company’s growth plan and is included within the Industrial segment of the Company.
On May 9, 2017, the Company acquired the assets of Noble Water Technologies, a leader in high purity water systems and service, located in Dallas, TX for $7,634; $5,915 cash at closing in addition to earn out payments over the next twelve months. Included in consideration is $1,719, which represents the fair value of the earn outs at the date of the acquisition related to customer retention, with a maximum earn out payment of $2,366. The Company incurred approximately $116 of acquisition costs, which are included in General and administrative expenses. Noble’s results are included within the Industrial segment of the Company.
On June 30, 2017, the Company acquired ADI Systems North America Inc., Geomembrane Technologies Inc., and Lange Containment Systems, Inc. (collectively, ‘‘ADI’’) from ADI Group Inc. for a total of CAD 72,220 ($55,558); CAD 67,320 ($51,785) cash at closing and the fair value of the earn out payments of CAD 4,900 ($3,773) at the date of acquisition. The cash paid at closing was initially funded through borrowings under the credit facility, which was subsequently paid off through the August 8, 2017 First lien facility amendment. The maximum amount payable under the earn outs is CAD 7,480 ($5,760) if certain performance metrics are achieved over a period of twenty-four months. The three are world leaders in wastewater solutions for industrial and manufacturing applications, primarily based in Fredericton, New Brunswick. ADI offers a wide range of technologies tailored to its customer base around the world in anaerobic digestion, aerobic treatment, and biogas treatment. They also provide green energy recovery and water reuse technologies as well as industrial wastewater cover liners and containment systems. Combined, ADI has more than 260 customers in 35 countries. ADI’s results are included within the Industrial segment of the Company. The Company incurred approximately $109 of acquisition costs, which are included in General and administrative expenses.
On June 30, 2017, the Company acquired Olson Irrigation Systems, a leading designer and producer of filters and irrigation components for the agriculture and industrial markets, based in Santee, California, for $9,406. Olson is part of the Company’s Products segment and will help the business build upon its leadership in filtration serving a broad range of industrial applications. The Company incurred approximately $140 of acquisition costs, which are included in General and administrative expenses.
Pro forma results for acquisitions completed in fiscal 2017 were determined to not be material.
The opening balance sheet for the acquisitions is summarized as follows. The opening balance sheets for ETS and Noble are considered final as of December 31, 2017. The Company is still reviewing the opening balance sheets for ADI and Olson and expects to be complete by June 30, 2018.

	ETS	Noble	ADI	Olson	Total
Current Assets	$782	$567	$10,721	$1,730	$13,800
Property, plant and equipment	376	390	719	841	2,326
Goodwill	5,650	3,576	39,365	3,813	52,404
Other intangible assets	3,953	3,370	12,594	3,456	23,373
Other noncurrent assets	—	—	1,971	—	1,971
Total asset acquired	10,761	7,903	65,370	9,840	93,874
Total liabilities assumed	(31)	(269)	(9,812)	(434)	(10,546)
Net assets acquired	$10,730	$7,634	$55,558	$9,406	$83,328

4. Fair Value Measurements
As of September 30, and December 31, 2017, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.
The Company measures the fair value of pension plan assets and liabilities, deferred compensation and plan assets and liabilities on a recurring basis pursuant to ASC Topic 820. ASC Topic 820 establishes a three‑tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
Level 1: Quoted prices for identical instruments in active markets.

Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model‑derived valuations whose inputs are observable or whose significant value driver is observable.
Level 3: Unobservable inputs in which little or no market data is available, therefore requiring an entity to develop its own assumptions.
The following table presents the Company’s financial assets and liabilities at fair value. The fair values related to the pension assets are determined using net asset value (NAV) as a practical expedient, or by information categorized in the fair value hierarchy level based on the inputs used to determine fair value. The reported carrying amounts of deferred compensation assets and liabilities and debt approximate their fair values. The Company uses interest rates and other relevant information generated by market transactions involving similar instruments to fair value these assets and liabilities, therefore all are classified as Level 2 within the valuation hierarchy.

	Net Asset Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2017
Assets:
Pension plan
Cash	$—	$16,024	$—	$—
Government Securities	3,206	—	—	—
Liability Driven Investment	2,754	—	—	—
Guernsey Unit Trust	932	—	—	—
Global Absolute Return	2,139	—	—	—
Deferred compensation plan assets
Trust Assets	—	2,146	—	—
Insurance	—	—	17,396	—
Liabilities:
Pension plan	—	—	(34,803)	—
Deferred compensation plan liabilities	—	—	(21,159)	—
Long‑term debt	—	—	(912,471)	—

As of December 31, 2017
Assets:
Pension plan
Cash	$—	$16,139	$—	$—
Government Securities	3,073	—	—	—
Liability Driven Investment	3,360	—	—	—
Guernsey Unit Trust	950	—	—	—
Global Absolute Return	2,198	—	—	—
Deferred compensation plan assets
Trust Assets	—	1,926	—	—
Insurance	—	—	17,935	—
Liabilities:
Pension plan	—	—	(34,803)	—
Deferred compensation plan liabilities	—	—	(22,615)	—
Long‑term debt	—	—	(807,473)	—

The pension plan assets and liabilities and deferred compensation assets and liabilities are included in other non-current assets and other non-current liabilities at September 30 and December 31, 2017.
5. Accounts Receivable
Accounts receivable are summarized as follows:

	September 30, 2017	December 31, 2017
Accounts Receivable	$248,742	$230,505
Allowance for Doubtful Accounts	(3,494)	(3,786)
	$245,248	$226,719
6. Inventories
The major classes of inventory, net are as follows:

	September 30, 2017	December 31, 2017
Raw materials and supplies	$64,113	$68,273
Work in progress	16,425	19,313
Finished goods and products held for resale	44,402	45,211
Costs of unbilled projects	5,706	6,378
Reserves for excess and obsolete	(10,599)	(10,869)
	$120,047	$128,306
7. Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	September 30, 2017	December 31, 2017
Machinery and equipment	$338,056	$345,820
Land and buildings	84,282	85,946
Construction in process	24,788	28,354
	447,126	460,120
Less: accumulated depreciation	(167,083)	(178,613)
	$280,043	$281,507
Depreciation expense was $12,427 and $14,007 for the three months ended December 31, 2016 and 2017, respectively. Maintenance and repair expense was $5,155 and $5,814 for the three months ended December 31, 2016 and 2017, respectively.

8. Goodwill
Changes in the carrying amount of goodwill are as follows:

	September 30, 2017	December 31, 2017
Balance at beginning of period	$267,643	$321,913
Business combinations	52,404	0
Measurement period adjustment	(301)	0
Foreign currency translation	2,167	(986)
Balance at end of period	$321,913	$320,927
As of September 30 and December 31, 2017, $139,581 and $120,832, respectively, of goodwill is deductible for tax purposes.
The Neptune Benson reporting unit fair value excess was approximately 3.0% above the carrying value as of the date of valuation on July 1, 2017. The Company continues to monitor this reporting unit and noted no events that would cause a revaluation during the three months ending December 31, 2017.
All other reporting units significantly exceeded their carrying value and as such, no further analysis was performed.
9. Debt
Long‑term debt consists of the following:

	September 30, 2017	December 31, 2017
First Lien Term Facility, due December 20, 2024	$896,574	$794,583
Revolving Credit Facility, due January 15, 2019	—	—
Build Own Operate Financing, due June 30, 2024	6,930	6,677
Notes Payable, due June 30, 2018 to July 31, 2023	3,287	2,869
Total debt	906,791	804,129
Less unamortized discount and lender fees	(16,942)	(15,196)
Total net debt	889,849	788,933
Less current portion	(11,325)	(11,033)
Total long‑term debt	$878,524	$777,900
Term Facilities and Revolving Credit Facility
On January 15, 2014, EWT Holdings III Corp. (“EWT III”), an indirect wholly-owned subsidiary of the Company, entered into a First Lien Credit Agreement and Second Lien Credit Agreement (the “Credit Agreements”) among EWT III, EWT Holdings II Corp., the lenders party thereto and Credit Suisse AG as administrative agent and collateral agent. The First Lien Credit Agreement provided seven-year term loan facility, and the Second Lien Credit Agreement provided for an eight-year term loan facility. The term loan facilities originally consisted of the “First Lien Term Loan” and “Second Lien Term Loan” in aggregate principal amounts of $505,000 and $75,000, respectively.  The First Lien Credit Agreement also made available to the Company a $75,000 revolving credit facility (the "Revolver”), which provided for a letter of credit sub-facility up to $35,000. During the year ending September 30, 2017, certain subsidiaries of the Company entered into two amendments to the First Lien Credit Agreement, which provided for, among other things, the payoff and termination of the Second Lien Term Loan, the upsize of the First Lien Term Loan by $230,000, excluding impact of quarterly repayments, and the upsize of the Revolver from $75,000 to $95,000.

On December 20, 2017, certain subsidiaries of the Company entered into Amendment No. 5 (the “Fifth Amendment”), among EWT III, as the borrower, certain other subsidiaries of the Company, and Credit Suisse AG, as administrative agent and collateral agent, relating to the First Lien Credit Agreement (as amended, amended and restated, extended, supplemented or otherwise modified from time to time prior to the effectiveness of the Fifth Amendment, the “Existing Credit Agreement”). Prior to the Fifth Amendment, approximately $796,574 was outstanding under the First Lien Term Loan (the “Existing Term Loans”).  Pursuant to the Fifth Amendment, the Existing Term Loans were refinanced with the proceeds of refinancing term loans. The principal and interest under the First Lien Term Loan is payable in quarterly installments, with quarterly principal payments of $1,991, and the balance is due at maturity on December 20, 2024.

Total deferred fees related to the First Lien Term Loan were $16,942 and $15,196, net of amortization, as of September 30 and December 31, 2017, respectively.  These fees were included as a contra liability to debt on the Consolidated balance sheets.

Pursuant to the Fifth Amendment, the Existing Credit Agreement was amended to, among other things, (i) reduce the interest rate spread applicable to term loans based on LIBOR from (A) 3.75% to 2.75% during any period during which EWT III maintains a public corporate family rating better than or equal to B1 from Moody’s and B+ from S&P, in each case with a stable outlook (a “Ratings Condition Period”), and (B) 3.75% to 3.00% for any period other than a Ratings Condition Period; (ii) extend the maturity of term loans outstanding under the Existing First Lien Credit Agreement to December 20, 2024, from January 15, 2021; (iii) reduce the interest rate spread applicable to revolving credit loans of certain revolving credit lenders who agreed to the extension of maturity described below (the “Extending Revolving Lenders”) based on LIBOR from (A) 3.25% to 2.75% during any period during which the first lien net leverage ratio exceeds 2.5x, and (B) 3.00% to 2.50% during any period during which the first lien net leverage ratio is less than or equal to 2.5x; (iv) extend the maturity of the revolving credit loans of Extending Revolving Lenders outstanding under the Existing Credit Agreement to December 20, 2022, from January 15, 2019; (v) increase the revolving credit commitment to $125,000 from $95,000; (vi) extend the 1.00% prepayment penalty for refinancings in connection with certain repricing transactions through June 20, 2018; and (vii) increase the letter of credit sublimit to $45,000 from $35,000.

The Fifth Amendment bifurcated the Revolver, with $87,500 of the $125,000 revolver capacity maturing on December 20, 2022 (the “2022 Borrowings”), and the remaining $37,500 maturing on January 15, 2019 (the “2019 Borrowings”).  Borrowings under the Revolver bear interest at variable rates plus a margin ranging from 200 to 325 basis points, and 150 to 275 basis points for 2019 and 2022 Borrowings, respectively, dependent upon the Company’s leverage ratio and variable rate selected.  2022 Base Rate borrowings under the Revolver would have incurred interest at 6.25% as of December 31, 2017, calculated as the 175 basis point spread plus the prime rate of 4.50%.  2019 Base Rate borrowings under the Revolver at September 30 and December 31, 2017 would have incurred interest at 6.5% and 6.75%, respectively, calculated as the 225 basis point spread plus the Prime Rate of 4.25% at September 30, 2017 and 4.50% at December 31, 2017.

The Company had borrowing availability under the Revolver of $95,000 and $125,000 at September 30 and December 31, 2017, respectively, reduced for outstanding letter of credit guarantees. Such letter of credit guarantees are subject to a $45,000 sublimit within the Revolver, increased from $35,000 as part of the Fifth Amendment.  The Company’s outstanding letter of credit guarantees under this agreement aggregated approximately $6,706 and $6,534, at September 30, and December 31, 2017, respectively. The Company had no outstanding revolver borrowings as of September 30, and December 31, 2017, and unused amounts, defined as total revolver capacity less outstanding letters of credit and revolver borrowings, of $88,294 and $118,466, respectively. At September 30, and December 31, 2017, the Company had additional letters of credit of $10,568 and $12,238 issued under a separate arrangement, respectively.
  The First Lien Credit Agreement contains limitations on incremental borrowings, is subject to leverage ratios and allows for optional prepayments. Under certain circumstances beginning with fiscal 2015 results of operations, the Company may be required to remit excess cash flows as defined based upon exceeding certain leverage ratios. The

Company did not exceed such ratios during fiscal 2017, does not anticipate exceeding such ratios during 2018, and therefore does not anticipate any additional repayments during 2018.
On June 30, 2017, the Company completed a Build Own Operate financing for $7,100.  The Company incurred $50 of additional financing fees related to this transaction, which have been capitalized and are included as a contra liability on the balance sheet. This financing fully amortizes over the seven-year tenure and incurs interest at a rate of one-month LIBOR plus 300 basis points. This variable rate debt has been fixed at a rate of 5.08% per annum. Principal obligations are $254 per quarter. The Company had $6,677 principal outstanding under this facility at December 31, 2017.
Notes Payable
As of September 30 and December 31, 2017, the Company had notes payable in an aggregate outstanding amount of $3,287 and $2,869, with interest rates ranging from 6.26% to 7.39%, and due dates ranging from June 30, 2018 to July 31, 2023. These notes are related to certain equipment related contracts and are secured by the underlying equipment and assignment of the related contracts.
Repayment Schedule
Aggregate maturities of all long‑term debt, including current portion of long‑term debt and excluding capital lease obligations as of September 30, 2017, are presented below:

Fiscal Year
Remainder of 2018	$7,499
2019	9,503
2020	9,402
2021	9,429
2022	9,459
Thereafter	758,837
Total	$804,129

10. Product Warranties
The Company accrues warranty obligations associated with certain products as revenue is recognized. Provisions for the warranty obligations are based upon historical experience of costs incurred for such obligations, adjusted for site‑specific risk factors and as necessary, for current conditions and factors. There are significant uncertainties and judgments involved in estimating warranty obligations, including changing product designs, differences in customer installation processes and future claims experience which may vary from historical claims experience.

A reconciliation of the activity related to the accrued warranty, including both the current and long‑term portions, is as follows:

	Three Months Ended December 31,
	2016	2017
Balance at beginning of the period	$23,309	$17,274
Warranty provision for sales	1,085	1,522
Settlement of warranty claims	(2,889)	(2,563)
Foreign currency and other	(522)	71
Balance at end of the period	$20,983	$16,304
The decline in accrued warranty over the periods presented is attributable to improved product quality and better project execution, as well as the expiration of warranty periods for certain specific exposures related to discontinued products.

11. Restructuring and Related Charges
To better align its resources with its growth strategies and reduce the cost structure, the Company commits to restructuring plans as necessary. The Company initiated a Voluntary Separation Plan (VSP) during the year ended September 30, 2016, that continued throughout fiscal years 2017 and 2018. The VSP plan includes severance payments to employees as a result of streamlining business operations for efficiency, elimination of redundancies, and reorganizing business processes. In addition, the Company has undertaken various other restructuring initiatives, including the wind down of the Company’s operations in Italy, restructuring of the Company’s operations in Australia, consolidation of functional support structures on a global basis, and consolidation of the Singaporean research and development center. The table below sets forth the amounts accrued for the restructuring components and related activity:

	Three Months Ended December 31,
	2016	2017
Balance at beginning of the period	$13,217	$3,542

Restructuring charges related to VSP	10,189	382
Charges related to other initiatives	1,283	3,744
Write off charge and other non‑cash activity	(913)	(244)
Cash payments	(10,178)	(5,498)
Other adjustments	(92)	1
Balance at end of the period	$13,506	$1,927
The balances for accrued restructuring liabilities at September 30, and December 31, 2017, are recorded in Accrued expenses and other liabilities. Restructuring charges primarily represent severance charges. The Company expects to pay out the remaining amounts accrued as of September 30, 2017 during the quarter March 31, 2018. The Company continues to evaluate restructuring activities that may result in additional charges in the future.
12. Employee Benefit Plans
The Company maintains multiple employee benefit plans.
Certain of the Company’s employees in the UK were participants in a Siemen’s defined benefit plan established for employees of a UK-based operation acquired by Siemens in 2004. The plan was frozen with respect to future service credits for active employees, however the benefit formula recognized future compensation increases. The Company agreed to establish a replacement defined benefit plan, with the assets of the Siemens scheme transferring to the new scheme on April 1, 2015.

The Company’s employees in Germany also participate in a defined benefit plan. Assets equaling the plan’s accumulated benefit obligation were transferred to a German defined benefit plan sponsored by the Company upon the acquisition of EWT from Siemens. The German entity also sponsors a defined benefit plan for a small group of employees located in France.
Pension expense for the German and UK plans were as follows:

	Three Months Ended December 31,
	2016	2017
Service cost	$251	$233
Interest cost	77	118
Expected return on plan assets	(38)	(31)
Amortization of actuarial losses	176	76
Pension expense for defined benefit plans	$466	$396
13. Income Taxes
The income tax provision for interim periods is comprised of tax on ordinary income (loss) provided at the most recent estimated annual effective tax rate, adjusted for the tax effect of discrete items. Management estimates the annual effective tax rate quarterly based on the forecasted pretax income (loss) results of its U.S. and non-US jurisdictions. Items unrelated to current year ordinary income (loss) are recognized entirely in the period identified as a discrete item of tax. These discrete items generally relate to changes in tax laws, adjustments to the actual liability determined upon filing tax returns, and adjustments to previously recorded reserves for uncertain tax positions.

Effects of the Tax Cuts and Jobs Act

New tax legislation, commonly referred to as the Tax Cuts and Jobs Act, was enacted on December 22, 2017. ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions, January 1, 2018. Though certain key aspects of the new law are effective January 1, 2018 and have an immediate accounting effect, other significant provisions are not effective or may not result in accounting effects for September 30 fiscal year companies until October 1, 2018.

The SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

The SAB summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Cuts and Jobs Act.

Amounts recorded where accounting is complete in the three months ended December 31, 2017 principally relate to the reduction in the U.S. corporate income tax rate to 21%, which resulted in the Company reporting an income tax benefit of $3,500 to remeasure deferred taxes liabilities associated with indefinitely lived intangible assets that will reverse at the new 21% rate. Absent this deferred tax liability, the Company is in a net deferred tax asset position that is offset by a full valuation allowance. Though the impact of the rate change has a net tax effect of zero, the accounting to determine the gross change in the deferred tax position and the offsetting valuation is not yet complete.

The new law includes a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries. The Company has performed a preliminary analysis, and as a result of an expected overall foreign deficit since inception in early 2014, it is not likely that the Company will be subject to the transition tax. Therefore, the accounting for this matter is provisional until the accumulated earnings and profits analysis is finalized in fiscal 2018.

Effects of tax law changes where a reasonable estimate of the accounting effects has not yet been made include additional limitations on certain meals and entertainment expenses, the inclusion of commissions and performance based compensation in determining the excessive compensation limitation, and the unlimited carryforward of net operating losses.

Other significant provisions that are not yet effective but may impact income taxes in future years include: an exemption from U.S. tax on dividends of future foreign earnings, limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income, a limitation of net operating losses generated after fiscal 2018 to 80% of taxable income, new rules for the taxable year of when to recognize income, an incremental tax (base erosion anti-abuse tax or BEAT) on excessive amounts paid to foreign related parties, and a minimum tax on certain foreign earnings in excess of 10% of the foreign subsidiaries tangible assets (i.e., global intangible low-taxed income of GILTI). The company is still evaluating whether to make a policy election to treat the GILTI tax as a period expense or to provide U.S. deferred taxes on foreign temporary differences that are expected to generate GILTI income when they reverse in future years.

Annual Effective Tax Rate

The full year estimated annual effective tax rate, which excludes the impact of discrete items, was 34.9% and 15.6% as of the three months ended December 31, 2016 and 2017 and is reconciled to the U.S. statutory rate as follows.

For the three months ended December 31, 2016, the annual effective tax rate of 34.9% approximates the U.S. federal statutory rate; however the mix of U.S. and non U.S. income, and the statutory tax rates at which each is taxed, decreased the annual effective tax rate by 8.1%. The release of valuation allowances as a result of forecasted earnings also decreased the annual effective tax rate by 2.0%. These decreases were offset principally due to permanently disallowed interest in certain foreign jurisdictions, nondeductible meals and entertainment and other amounts that were not material individually and in the aggregate.

For the three months ended December 31, 2017, the U.S. federal statutory rate of 24.5% is a blended rate based upon the number of days in fiscal 2018 that the company will be taxed at the former statutory rate of 35% and the number of days that it will be taxed at the new rate of 21%. The annual effective tax rate of 15.6% differs from this blended U.S. federal statutory rate principally due to higher forecasted U.S. earnings that permitted the realization of net deferred tax assets which were previously impaired with a valuation allowance. The reduction in the U.S. statutory rate has significantly lessened the impact of foreign statutory tax rate differences to 0.2% on the annual effective tax rate as a majority of the Company’s foreign income is in jurisdictions with a similar or slightly higher tax rate than 24.5%.

Prior and Current Period Tax Expense

For the three months ended December 31, 2016, income tax benefits of $7,095 as a percentage of pretax losses of $20,295 were 35.0%.  This approximates the estimated annual effective tax rate of 34.9% as discrete items were not material.

For the three months ended December 31, 2017, income tax benefits of $4,410 as a percentage of pretax losses of $7,415 were 59.5%.  This is higher than the estimated annual effective tax rate of 15.6% primarily due to recording a discrete period tax benefit of $3,500 for the remeasurement of U.S. deferred taxes liabilities associated with indefinite lived intangible assets for the reduction in the U.S. statutory rate from 35% to 21%. Other discrete items were not material.

The Company projects to maintain a full valuation on U.S. federal and state net deferred tax assets (excluding the tax effects of deferred tax liabilities associated with indefinite lived intangibles) for the year ended September 30, 2018 as a result of pretax losses incurred since the Company’s inception in early 2014. Though the Company reported positive earnings for the first time in 2017 and is projecting earnings in 2018, Management believes it is prudent to retain a valuation allowance until a more consistent pattern of actual earnings is established and net operating loss carryforwards begin to be utilized.

There are no amounts of unrecognized tax benefits recorded for the three months ended December 31, 2016 or 2017. Management does not reasonably expect any significant changes to unrecognized tax benefits within next twelve months of the reporting date. U.S. federal, state and foreign tax returns remain open to examination for the year ended September 30, 2014 and forward.

14. Share Based Compensation

Share-based compensation expense was $466 and $2,612 during the three months ended December 31, 2016 and 2017, respectively. The unrecognized compensation expense related to stock options and restricted stock units was $3,454 and $22,917, respectively at December 31, 2017, and is expected to be recognized over a weighted average period of 3.7 years and 1.8 years, respectively.

Option awards vest rateably at 25% per year, and are exercisable at the time of vesting. The options granted have a ten-year contractual term.

    A summary of the stock option activity as of December 31, 2017 is presented below (amounts in thousands except per share amounts):

	Options	Weighted Average Exercise Price/Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2017	9,060	$5.18	7.5 years	$11,011
Granted	—	—
Exercised	—	—
Forfeited	(11)	4.86		(10)
Expired	—	—
Outstanding at December 31, 2017	9,049	5.18	7.3 years	$11,001
Options exercisable at December 31, 2017	5,306	$4.80	9.9 years	$5,433

A summary of the status of the Company's non-vested stock options as of and for the three month period ended December 31, 2017 is presented below.

	Shares	Weighted Average Grant Date Fair Value/Share
Nonvested at September 30, 2017	4,335	$1.36
Granted	—
Vested	(685)	0.97
Forfeited	(11)	0.87
Nonvested at December 31, 2017	3,639	$1.44

The total fair value of options vested during the three months ended December 31, 2017, was $663.

In connection with our IPO, the Board adopted and our stockholders approved the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (or the "Equity Incentive Plan"), under which equity awards may be made in the respect of 5,100 shares of common stock of the Company. Under the Equity Incentive Plan, awards may be granted in the form of options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, share awards and performance-based awards (including performance share units and performance-based restricted stock). No awards have been granted as of December 31, 2017 under the Equity Incentive Plan.

Restricted Stock Units
In connection with our IPO, the Company entered into restricted stock unit (“RSU”) agreements with each of our executive officers and certain other key members of management pursuant to which recipients received, in the aggregate 1,197 stock-settled RSUs, the aggregate value of which equals $25,000. The RSUs will vest and settle in full upon the second anniversary of the IPO (the “Vesting Date”).
The following is a summary of the RSU activity for the three months ended December 31, 2017.

	Shares	Weighted Average Grant Date Fair Value/Share
Outstanding at September 30, 2017	—	$—
Granted	1,197	20.88
Outstanding at December 31, 2017	1,197	$20.88

15. Concentration of Credit Risk
The Company’s cash and cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. The Company’s trade receivables do not represent a significant concentration of credit risk at fiscal 2016 and 2017 due to the wide variety of customers and markets into which products are sold and their dispersion across geographic areas. The Company does perform ongoing credit evaluations of its customers and maintains an allowance for potential credit losses on trade receivables. As of and for the fiscal three months ended December 31, 2016 and 2017 no customer accounted for more than 10% of net sales or net accounts receivable.
The Company operates predominantly in seven countries worldwide and provides a wide range of proven product brands and advanced water and wastewater treatment technologies, mobile and emergency water supply solutions and service contract options through its Industrial, Municipal, and Products segments. The Company is a multi-national business but its sales and operations are primarily in the U.S. Sales to unaffiliated customers are based on the Company locations that maintain the customer relationship and transacts the external sale.
16. Related‑Party Transactions
Transactions with Investors
The Company paid an advisory fee of $1,000 per quarter to AEA Investors LP (“AEA”), the private equity firm and ultimate majority shareholder. Upon the IPO, the Company stopped paying these fees to AEA and as a result, only paid $333 during the three months ended December 31, 2017. In addition, the Company reimbursed AEA for normal and customary expenses incurred by AEA on behalf of the Company. The Company incurred expenses, excluding advisory fees, of $57 and $33 for the three months ended December 31, 2016 and 2017, respectively. The amounts owed to AEA were $38 and $0 at December 31, 2017, and September 30, 2017, respectively, and were included in Accrued expenses and other liabilities.
AEA, through two of its affiliated funds, is one of the lenders in the Incremental First Lien Facility and had a commitment of $16,218 and $14,409 at September 30, 2017 and December 31, 2017, respectively.
The Company also has a related party relationship with one of their customers, who is also a shareholder of the Company. The Company had sales to this customer of $175 and $296, respectively, as of December 31, 2016 and 2017 and was owed $2,354 and $1,063 from them at September 30 and December 31, 2017, respectively.
17. Commitments and Contingencies
Operating Leases
The Company occupies certain facilities and operates certain equipment and vehicles under non‑cancelable lease arrangements. Lease agreements may contain lease escalation clauses and purchase and renewal options. The Company recognizes scheduled lease escalation clauses over the course of the applicable lease term on a straight-line basis in the Consolidated Statement of Operations.
Total rent expense was $2,772 and $3,113 for the three months ended December 31, 2016 and 2017 respectively.
Future minimum aggregate rental payments under non-cancelable operating leases are as follows:

Operating Leases
Fiscal Year
Remainder of 2018	$8,362
2019	9,766
2020	8,317
2021	6,362
2022	4,037
Thereafter	10,236
Total	$47,080
Capital Leases
The gross and net carrying values of the equipment under capital leases was $43,727 and $30,302, respectively, as of September 30, 2017 and was $46,063 and $30,531, respectively, as of December 31, 2017 and are recorded in Property, plant and equipment, net.

The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of December 31, 2017.

Capital Leases
Fiscal Year
Remainder of 2018	$7,962
2019	9,635
2020	7,596
2021	4,738
2022	2,976
Thereafter	1,573
Total	34,480
Less amount representing interest (at rates ranging from 2.15% to 3.65%)	3,359
Present value of net minimum capital lease payments	31,121
Less current installments of obligations under capital leases	10,304
Obligations under capital leases, excluding current installments	$20,817
The current installments of obligations under capital leases are included in Accrued expenses and other liabilities. Obligations under capital leases, excluding current installments, are included in other non-current liabilities.
The Company is a lessor to multiple parties. The Company purchases equipment through internal funding or bank debt equal to the fair market value of the equipment. The equipment is then leased to customers for periods ranging from five to twenty years. As of December 31, 2017, future minimum lease payments receivable under operating leases are as follows:

Operating Lease
Fiscal year
Remainder of 2018	$4,922
2019	4,608
2020	3,821
2021	1,786
2022	1,796
Thereafter	3,687
Future minimum lease payments	$20,620
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

As of September 30 and December 31, 2017 and the Company had letters of credit totaling $18,772, and $17,274, respectively, and surety bonds totaling $90,985 and $87,849 respectively, outstanding under the Company’s credit arrangements.  The longest maturity date of the letters of credit and surety bonds in effect as of December 31, 2017 was March 31, 2024. Additionally, as of September 30 and December 31, 2017, the Company had letters of credit totaling $909 and $901, respectively, and surety bonds totaling $12,967 and $12,970, respectively, outstanding under the Company’s prior arrangement with Siemens.
Litigatiop
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
18. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	September 30, 2017	December 31, 2017
Salaries, wages and other benefits	$52,116	$27,051
Severance payments	3,542	1,927
Taxes, other than income	9,244	10,039
Obligation under capital leases	9,777	10,304
Third party commissions	6,968	5,945
Insurance liabilities	4,915	6,092
Provisions for litigation	4,715	1,056
Earn outs related to acquisitions	4,304	4,304
Other	26,342	22,075
	$121,923	$88,793
The reduction in Accrued Expenses and Other Liabilities is primarily due to timing of cash payments for various employee-related liabilities, along with the payment of accrued expenses related to the strategic transaction during the three months ended December 31, 2017.
19. Business Segments
The Company has three reportable segments – Industrial, Municipal and Products. The key factors used to identify these reportable segments are the organization and alignment of the Company’s internal operations, the nature of the products and services, and customer type. The business segments are described as follows:
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
The Company evaluates its business segments’ operating results based on earnings before interest, taxes, depreciation and amortization. Corporate activities include general corporate expenses, elimination of intersegment transactions, interest income and expense and other unallocated charges. Unallocated charges include certain restructuring and other business transformation charges that have been undertaken to align and reposition the Company to the current reporting structure, acquisition related costs (including transaction costs, certain integration costs and recognition of backlog intangible assets recorded in purchase accounting) and stock-based compensation charges.
Since certain administrative and other operating expenses and other items have not been allocated to business segments, the results in the below table are not necessarily a measure computed in accordance with generally accepted accounting principles and may not be comparable to other companies.

	Three Months Ended December 31,
	2016	2017
Total sales
Industrial	$147,005	$168,269
Municipal	69,385	69,313
Products	78,967	81,552
Total sales	295,357	319,134
Intersegment sales
Industrial	1,299	3,075
Municipal	6,754	7,407
Products	7,432	11,601
Total intersegment sales	15,485	22,083
Sales to external customers
Industrial	145,706	165,194
Municipal	62,631	61,906
Products	71,535	69,951
Total sales	279,872	297,051
Earnings before interest, taxes, depreciation and amortization (EBITDA)
Industrial	32,001	40,127
Municipal	8,562	6,592
Products	14,918	10,699
Corporate	(42,376)	(27,707)
Total EBITDA	13,105	29,711
Depreciation and amortization
Industrial	8,912	10,145
Municipal	2,076	1,799
Products	3,522	2,985
Corporate	4,137	4,954
Total depreciation and amortization	18,647	19,883
(Loss) income from operations
Industrial	23,089	29,982
Municipal	6,486	4,793
Products	11,396	7,714
Corporate	(46,513)	(32,661)
Total (loss) income from operations	(5,542)	9,828
Interest expense	(14,753)	(17,243)
Loss before income taxes	(20,295)	(7,415)
Income tax benefit	7,095	4,410
Net loss	$(13,200)	$(3,005)
Capital expenditures
Industrial	$10,998	$8,948
Products	985	1,182
Municipal	596	1,747
Corporate	1,024	3,380
Total Capital expenditures	$13,603	$15,257

	September 30, 2017	December 31, 2017
Assets
Industrial	$461,471	$470,035
Municipal	155,698	147,925
Products	513,941	518,759
Corporate	342,199	342,190
Total assets	$1,473,309	$1,478,909
Goodwill
Industrial	$128,190	$127,132
Municipal	9,865	9,880
Products	183,858	183,915
Total goodwill	$321,913	$320,927

20. Earnings Per Share
The following table sets forth the computation of basic and diluted loss from continuing operations per common share (in thousands, except per share amounts):

	Three Months Ended December 31,
	2016	2017
Numerator:
Numerator for basic and diluted loss per common share—Net (loss) income attributable to Evoqua Water Technologies	$(13,599)	$(3,713)
Denominator:
Denominator for basic net (loss) income per common share—weighted average shares	104,782	109,974
Effect of dilutive securities:
Share‑based compensation	—	—
Denominator for diluted net loss per common share—adjusted weighted average shares	104,782	109,974
Basic (loss) income attributable to Evoqua Water Technologies per common share	$(0.13)	$(0.03)
Diluted (loss) income attributable to Evoqua Water Technologies per common share	$(0.13)	$(0.03)
Since the Company was in a net loss position for the three months ended December 31, 2016 and 2017, there was no difference between the number of shares used to calculate basic and diluted loss per share. Because of their anti-dilutive effect, 9,012 and 10,246 common share equivalents comprised of employee stock options, have been excluded from the diluted EPS calculation for the three months ended December 31, 2016 and 2017.

21. Subsequent Events
The Company announced on February 1, 2018 the acquisition of Pure Water Solutions, a leading provider of high-purity water equipment and systems, service deionization and resin regeneration, with service operations in suburban Denver, CO and Santa Fe, NM for $4,699; $3,706 cash paid upon closing with another $993 earn out payments to be paid out twelve months after the closing. Pure Water Solutions will become part of a part of the Industrial Segment, and will extend the Company’s unmatched service network.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements, including the notes, included in Item 1 of this Quarterly Report on Form 10-Q (this “Report”), and with our audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as filed with the SEC on December 4, 2017 (the “2017 Annual Report”). You should review the disclosures under the heading “Item 1A. Risk Factors” in the 2017 Annual Report, as well as any cautionary language in this report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless otherwise indicated or the context otherwise requires, all references to “the Company,” “Evoqua,” “Evoqua Water Technologies Corp.,” “EWT Holdings I Corp.,” “we,” “us,” “our” and similar terms refer to Evoqua Water Technologies Corp., together with its consolidated subsidiaries. Unless otherwise specified, all dollar amounts in this section are referred to in thousands.

Overview and Background
We are a leading provider of mission critical water treatment solutions, offering services, systems and technologies to support our customers’ full water lifecycle needs. With over 200,000 installations worldwide, we hold leading positions in the industrial, commercial and municipal water treatment markets in North America. We offer a comprehensive portfolio of differentiated, proprietary technology solutions sold under a number of market‑leading and well‑established brands. We deliver and maintain these mission critical solutions through the largest service network in North America assuring our customers continuous uptime with 87 branches which are located no further than a two‑hour drive from more than 90% of our customers’ sites. We believe that the customer intimacy created through our service network is a significant competitive advantage.
Our solutions are designed to provide “worry‑free water” by ensuring that our customers have access to an uninterrupted quantity and level of quality of water that meets their unique product, process and recycle or reuse specifications. We enable our customers to achieve lower costs through greater uptime, throughput and efficiency in their operations and support their regulatory compliance and environmental sustainability. We have worked to protect water, the environment and our employees for over 100 years. As a result, we have earned a reputation for quality, safety and reliability and are sought out by our customers to solve the full range of their water treatment needs, and maintaining our reputation is critical to the success of our business and solution set.
Our vision “to be the world’s first choice in water solutions” and our values of “integrity, customers and performance” foster a corporate culture that is focused on employee enablement, empowerment and accountability, which creates a highly entrepreneurial and dynamic work environment. Our purpose is “Transforming water. Enriching life.” We draw from a long legacy of water treatment innovations and industry firsts, supported by more than 1,250 granted or pending patents, which in aggregate are important to our business. Our core technologies are primarily focused on removing impurities from water, rather than neutralizing them through the addition of chemicals, and we are able to achieve purification levels which are 1,000 times greater than typical drinking water.

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

•
Within the Industrial Segment, we primarily provide tailored solutions in collaboration with our customers backed by life‑cycle services including on‑demand water, build-own-operated (“BOO”), recycle and reuse and emergency response service alternatives to improve operational reliability, performance and environmental compliance.

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
We evaluate our business segments’ operating results based on income from operations and EBITDA on a segment basis. Corporate activities include general corporate expenses, elimination of intersegment transactions, interest income and expense and other unallocated charges, which have not been allocated to business segments. As such, the segment results provided herein may not be comparable to other companies.
Organic Growth Drivers
Market Growth
We maintain a leading position among customers in growing industries that utilize water as a critical part of their operations or production processes, including pharmaceuticals and health sciences, microelectronics, food and beverage, hydrocarbon and chemical processing, power, general manufacturing, municipal drinking and wastewater, marine and aquatics. Water treatment is an essential, non‑discretionary market that is growing in importance as access to clean water has become an international priority. Underpinning this growth are a number of global, long‑term trends that have resulted in increasingly stringent effluent regulations, along with a growing demand for cleaner and sustainable waste streams for reuse. These trends include the growing global population, increasing levels of urbanization and continued global economic growth, and we have seen these trends manifest themselves within our various end markets creating multiple avenues of growth. For example, within the industrial market, water is an integral and meaningful component in the production of a wide‑range of goods spanning from consumer electronics to automobiles.
Our Existing Customer Base
We believe our strong brands, leading position in highly fragmented markets, scalable and global offerings, leading installed base and unique ability to provide complete treatment solutions will enable us to capture a larger share of our existing customers’ water treatment spend while expanding with existing and new customers into adjacent end‑markets and underpenetrated regions, including by investing in our sales force and cross‑selling to existing customers. We are uniquely positioned to further penetrate our core markets, with over 200,000 installations across over 38,000 global customers. We maintain a customer‑intimate business model with strong brand value and provide solutions‑focused offerings capable of serving a customer’s full lifecycle water treatment needs, both in current and new geographic regions.

Our Service Model
We selectively target high value projects with opportunities for recurring business through service, parts and other aftermarket opportunities over the lifecycle of the process or capital equipment. In particular, we have developed a pipeline of smart, internet‑connected monitoring technologies through the deployment of our Water One smart water platform that provides us with an increasing ability to handle our customers’ complete water needs through on‑demand water management, predictive maintenance and service response planning. Water One also enables us to transition our customers to more accurate pricing models based on usage, which otherwise would not have been possible without technological advancement. Our technology solutions provide customers with increased stability and predictability in water‑related costs, while enabling us to optimize our service route network and on demand offerings through predictive analytics, which we believe will result in market share gains, improved service levels, increased barriers to entry and reduced costs.
Product and Technology Development
We develop our technologies through in‑house research, development and engineering and targeted tuck‑in, technology‑enhancing and geography‑expanding acquisitions. We have a reservoir of recently launched technologies and a strong pipeline of new offerings designed to provide customers with innovative, value‑enhancing solutions. Furthermore, we have successfully completed nine technology‑enhancing and geography‑expanding acquisitions since April 2016 to add new capabilities and cross‑selling opportunities in areas such as electrochemical and electrochlorination cells, regenerative media filtration, anodes, UV disinfection and aerobic and anaerobic biological treatment technologies. We are able to rapidly scale new technologies using our leading direct and third‑party sales channels and our relationships with key influencers, including municipal representatives, engineering firms, designers and other system specifiers. We believe our continued investment in driving penetration of our recently launched technologies, robust pipeline of new capabilities and best‑in‑class channels to market will allow us to continue to address our customer needs across the water lifecycle.
Operational Excellence
We believe that continuous improvement of our operations, processes and organizational structure is a key driver of our earnings growth. Since fiscal 2014, we have realigned our organizational structure, achieved significant cost savings through operational efficiencies and revitalized our culture, which has energized our workforce and reduced employee turnover. We have identified and are pursuing a number of discrete initiatives which, if successful, we expect could result in additional cost savings over the next three years. These initiatives include our ePro and supply chain improvement programs to consolidate and manage global spending, our improved logistics and transportation management program, further optimizing our engineering cost structure, capturing benefits of our Water One remote system monitoring and data analytics offerings. We refer to these initiatives as “Value Creators” as these improvements focus on creating value for customers through reduced leadtimes, improved quality and superior customer support, while also creating value for stockholders through enhanced earnings growth. Furthermore, as a result of significant investments we have made in our footprint and facilities, we have capacity to support our planned growth without commensurate increase in fixed costs.

Acquisitions
See Note 3. Acquisitions and Divestitures and Note 21. Subsequent Events to the Unaudited Condensed Consolidated Financial Statements in Item 1 of this Report for a complete discussion of recent acquisitions.

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
New products and technologies. Our ability to maintain our appeal to existing customers and attract new customers depends on our ability to originate, develop and offer a compelling array of products, services and solutions responsive to evolving customer innovations, preferences and specifications. We expect that increased use of water in industrial and commercial processes will drive increased customer demand in the future, and our ability to grow will depend in part on effectively responding to innovation in our customers’ processes and systems. Further, our ability to provide products that comply with evolving government regulations will also be a driver of the appeal of our products, services and solutions to industrial and commercial customers.
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
Government policies. Decaying water systems in the United States will require critical drinking water and wastewater repairs, often led by municipal governments. Further, as U.S. states increase regulation on existing and emerging contaminants, we expect that our customers will increasingly require sustainable solutions to their water‑related needs. In general, increased infrastructure investment and more stringent municipal, state and federal regulations promote increased spending on our products, services and solutions, while a slowdown in investment in public infrastructure or the elimination of key environmental regulations could result in lower industrial and municipal spending on water systems and products.
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

Fluctuation in quarterly results. Our quarterly results have historically varied depending upon a variety of factors, including funding, readiness of projects and regulatory approvals. In addition, our contracts for large capital water treatment projects, systems and solutions for industrial, commercial and municipal applications are generally fixed‑price contracts with milestone billings. As a result of these factors, our working capital requirements and demands on our distribution and delivery network may fluctuate during the year.
Contractual relationships with customers. Due to our large installed base and the nature of our contractual relationships with our customers, we have high visibility into a large portion of our revenue. The one‑ to twenty‑year terms of many of our service contracts and the regular delivery and replacement of many of our products help to insulate us from the negative impact of any economic decline.
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
Public company costs. As a result of our IPO, we now incur additional legal, accounting and other expenses that we did not previously incur, including costs associated with SEC reporting and corporate governance requirements. These requirements include compliance with the Sarbanes‑Oxley Act as well as other rules implemented by the SEC and the NYSE. Our financial statements following our IPO will reflect the impact of these expenses. In addition, the one‑time grant of stock‑settled restricted stock unit awards made in connection with the IPO to certain members of management will result in increased non‑cash stock‑based compensation expense, which will be incremental to our ongoing stock‑based compensation expense. This stock‑based compensation expense is expected to be expensed beginning in the first fiscal quarter of fiscal 2018 and continuing over the following eight fiscal quarters.
Debt refinancings. On December 20, 2017, certain subsidiaries of the Company entered into Amendment No. 5 (the “Fifth Amendment”), among EWT III, as the borrower, certain other subsidiaries of the Company, and Credit Suisse AG, as administrative agent and collateral agent, relating to the First Lien Credit Agreement, dated January 15, 2014 (as amended, amended and restated, extended, supplemented or otherwise modified from time to time prior to the effectiveness of the Amendment, the “Existing Credit Agreement”). Proceeds of the Fifth Amendment were used to refinance $796,574 of Existing Term Loans.  Principal and interest under the term loans outstanding under the First Lien Credit Agreement are payable in quarterly installments, with quarterly principal reductions under the Fifth Amendment of $1,991, and the balance due at maturity on December 20, 2024.

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

Revenue
Our sales are a function of sales volumes and selling prices, each of which is a function of the mix of product and service sales, and consist primarily of:

•
sales of tailored light industry technologies, heavy industry technologies and environmental products, services and solutions in collaboration with our industrial customers, backed by lifecycle services including emergency response services and build‑own‑operate alternatives, to a broad group of industrial customers in our U.S., Canada and Singapore markets;

•	sales of products, services and solutions to engineering firms and municipalities to purify drinking water and treat wastewater globally; and

•
sales of a wide variety of differentiated products and technologies, to an array of OEM, distributor, end‑user, engineering firm and integrator customers in all of our geographic markets and aftermarket channels.

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
Sales and Marketing. Sales and marketing expenses consist primarily of advertising and marketing promotions of our products, services and solutions and related personnel expenses (including all Evoqua sales and application employees’ base compensation and incentives), as well as sponsorship costs, consulting and contractor expenses, travel, display expenses and related amortization. We expect our sales and marketing expenses to increase as we continue to actively promote our products, services and solutions.
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

Net Income (Loss)
Net income (loss) is determined by subtracting operating expenses and interest expense from, and adding other operating income (expense), equity income from our partnership interest in Treated Water Outsourcing and income tax benefit (expense) to, gross profit. For more information on how we determine gross profit, see “-Gross Profit.”
Adjusted EBITDA
Adjusted EBITDA is one of the primary metrics used by management to evaluate the financial performance of our business. Adjusted EBITDA is defined as net income (loss) before interest expense, income tax benefit (expense) and depreciation and amortization, adjusted for the impact of certain other items, including restructuring and related business transformation costs, purchase accounting adjustment costs, non-cash stock-based compensation, sponsor fees, transaction costs and other gains, losses and expenses. We present Adjusted EBITDA, which is not a recognized financial measure under GAAP, because we believe it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. Further, we believe it is helpful in highlighting trends in our operating results, because it excludes the results of decisions that are outside the control of management, while other measures can differ significantly depending on long‑term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management uses Adjusted EBITDA to supplement GAAP measures of performance as follows:

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
In addition to the above, our chief operating decision maker uses EBITDA of each reportable segment to evaluate the operating performance of such segments. EBITDA of the reportable segments does not include certain unallocated charges that are presented within Corporate activities. These unallocated charges include certain restructuring and other business transformation charges that have been incurred to align and reposition the Company to the current reporting structure, acquisition related costs (including transaction costs, integration costs and recognition of backlog intangible assets recorded in purchase accounting) and stock-based compensation charges.
You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. In addition, in evaluating Adjusted EBITDA, you should be aware that in the future, we may incur expenses similar to the adjustments in the presentation of Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non‑recurring items. In addition, Adjusted EBITDA may not be comparable to similarly titled measures used by other companies in our industry or across different industries.
The following is a reconciliation of our net income (loss) to Adjusted EBITDA (amounts in thousands):

	Three Months Ended December 31,
	2016	2017
Net loss	$(13,200)	$(3,005)
Interest expense	14,753	17,243
Income tax benefit	(7,095)	(4,410)
Depreciation and amortization	18,647	19,883

EBITDA	13,105	29,711
Restructuring and related business transformation costs (a)	13,158	8,115
Purchase accounting adjustment costs (b)	219	—
Stock-based compensation (c)	466	2,612
Sponsor fees (d)	1,000	333
Transaction costs (e)	1,359	514
Other gains, losses and expenses (f)	7,932	(1,304)
Adjusted EBITDA	$37,239	$39,981

(a)	Represents:

(i)
costs and expenses in connection with various restructuring initiatives since our acquisition, through our wholly-owned entities, EWT Holdings II Corp. and EWT Holdings III Corp., of all of the outstanding shares of Siemens Water Technologies, a group of legal entity businesses formerly owned by Siemens Aktiengesellschaft, on January 15, 2014 (the “AEA Acquisition”), including severance costs, relocation costs, recruiting expenses, write‑offs of inventory and fixed assets and third‑party consultant costs to assist with these initiatives (includes (A) $10.2 million for the three months ended December 31, 2016 and $0.4 million in the three months ended December 31, 2017 (all of which is reflected as a component of Restructuring charges in “Note 11-Restructuring and Related Charges” to our unaudited condensed consolidated financial statements included in this Report) related to our voluntary separation plan pursuant to which approximately 220 employees accepted separation packages, and (B) $1.1 million for the three months ended December 31, 2016, reflected as a components of Cost of product sales and services ($0.8 million) and General and administrative expense ($0.3 million), and $3.5 million for the three months ended December 31, 2017, reflected as components of Cost of product sales and services ($1.3 million), Research and development expense ($0.3 million), Sales and marketing expense ($0.3 million) and General and administrative expense ($1.6 million) (all of which is reflected as a component of Restructuring charges in “Note 11-Restructuring and Related Charges” to our unaudited condensed consolidated financial statements included in this Report) related to various other initiatives implemented to restructure and reorganize our business with the appropriate management team and cost structure);

(ii)
legal settlement costs and intellectual property related fees associated with legacy matters prior to the AEA Acquisition, including fees and settlement costs related to product warranty litigation on MEMCOR products and certain discontinued products ($0.5 million for the three months ended December 31, 2016, reflected as components of Cost of product sales and services ($0.1 million) and General and administrative expense ($0.4 million), and $0.1 million in the three months ended December 31, 2017, primarily reflected as a component of Cost of product sales and services);

(iii)
expenses associated with our information technology and functional infrastructure transformation following the AEA Acquisition, including activities to optimize information technology systems and functional infrastructure processes ($1.4 million for the three months ended December 31, 2016, primarily reflected as components of Cost of product sales and services ($0.5 million), Sales and marketing expense ($0.3 million) and General and administrative expense ($0.6 million), and $1.3 million in the three months ended December 31, 2017, primarily reflected as components of Cost of product sales and services ($0.9 million), Sales and marketing expense ($0.1 million) and General and administrative expense ($0.3 million); and

(iv)
costs incurred by us in connection with the IPO, including consultant costs and public company compliance costs ($2.9 million in the three months ended December 31, 2017, all reflected as a component of General and administrative expense).

(b)	Represents adjustments for the effect of the purchase accounting step-up in the value of inventory to fair value recognized in cost of goods sold as a result of the acquisition of Magneto.

(c)
Represents non‑cash stock‑based compensation expenses related to option awards. See “Note 14-Stock Compensation” to our unaudited condensed consolidated financial statements included in this Report for further detail.

(d)
Represents management fees paid to AEA pursuant to the management agreement. Pursuant to the management agreement, AEA provided advisory and consulting services to us in connection with the AEA Acquisition, including investment banking, due diligence, financial advisory and valuation services. AEA also provided ongoing advisory and consulting services (similar in nature to the services provided in connection with the AEA Acquisition) to us pursuant to the management agreement. In connection with the IPO, the management agreement was terminated. See “Note 16-Related-Party Transactions” to our unaudited condensed consolidated financial statements included in this Report for further detail.

(e)
Represents expenses associated with acquisition and divestiture‑related activities and post‑acquisition integration costs and accounting, tax, consulting, legal and other fees and expenses associated with acquisition transactions ($1.4 million in the three months ended December 31, 2016 and $0.5 million in the three months ended December 31, 2017).

(f)	Represents:

(i)	impact of foreign exchange gains and losses ($7.6 million loss in the three months ended December 31, 2016 and $1.5 million gain in the three months ended December 31, 2017);

(ii)	foreign exchange impact related to headquarter allocations ($0.2 million gain in the three months ended December 31, 2016); and

(iv)	expenses related to maintaining non-operational business locations ($0.1 million in the three months ended December 31, 2016 and $0.2 million in the three months ended December 31, 2017).
Results of Operations
The following tables summarize key components of our results of operations for the periods indicated:

	Three Months Ended December 31,
	2016		2017
		% of Revenues		% of Revenues	% Variance
	(in thousands)
Revenue from product sales and services	$279,872	100.0%	$297,051	100.0%	—%
Cost of product sales and services	(196,813)	(70.3)%	(208,672)	(70.2)%	(0.1)%
Gross profit	83,059	29.7%	88,379	29.8%	0.3%
General and administrative expense	(49,186)	(17.6)%	(39,064)	(13.2)%	(25.0)%
Sales and marketing expense	(35,093)	71.3%	(34,241)	87.7%	23.0%
Research and development expense	(5,005)	(1.8)%	(4,653)	(1.6)%	(11.1)%
Other operating income (expense)	683	0.2%	(593)	(0.2)%	(200.0)%
Interest expense	(14,753)	(5.3)%	(17,243)	(5.8)%	9.4%
Loss before income taxes	(20,295)	(7.3)%	(7,415)	(2.5)%	(65.8)%
Income tax benefit	7,095	2.5%	4,410	1.5%	(40.0)%
Net loss	(13,200)	(4.7)%	(3,005)	(1.0)%	(78.7)%
Net income attributable to non‑controlling interest	399	0.1%	708	0.2%	100.0%
Net loss attributable to Evoqua Water Technologies Corp.	$(13,599)	(4.9)%	$(3,713)	(1.2)%	(75.5)%

Weighted average shares outstanding
Basic	104,782		109,974
Diluted	104,782		109,974
Earnings (loss) per share
Basic	$(0.13)		$(0.03)
Diluted	$(0.13)		$(0.03)

Other financial data:
Adjusted EBITDA(1)	$37,239	13.3%	$39,981	13.5%	1.5%

(1)
For the definition of Adjusted EBITDA and a reconciliation to net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see “How We Assess the Performance of Our Business-Adjusted EBITDA.”

Consolidated Results
Revenues-Revenues increased $17,179, or 6.1%, to $297,051 in the three months ended December 31, 2017 from $279,872 in the three months ended December 31, 2016.
The following table provides the change in revenues from product sales and revenues from services, respectively:

	Three Months Ended December 31,
	2016		2017		% Variance
		% of Revenues		% of Revenues
	(in thousands)
Revenue from product sales	$162,295	58.0%	$169,658	57.1%	4.5%
Revenue from services	117,577	42.0%	127,393	42.9%	8.3%
	$279,872		$297,051		6.1%
Revenues from product sales increased $7,363, or 4.5%, to $169,658 in the three months ended December 31, 2017 from $162,295 in the three months ended December 31, 2016. The increase in product revenues was primarily due to the acquisitions of ETS, ADI and Olson, which accounted for $10,167 in revenues. Added to that was an increase in sales volume for capital projects, which delivered $2,915 in revenues related to large project timing in North America. These increases were offset by a decline of $5,719 related to timing of aftermarket sales.
Revenues from services increased $9,816, or 8.3%, to $127,393 in the three months ended December 31, 2017 from $117,577 in the three months ended December 31, 2016. The increase was driven mainly by organic revenue growth, including volume driven increases in Industrial service revenue of approximately $7,108 associated with account penetration in the power, hydrocarbon processing and chemical processing markets. Another $483 was recognized from the Noble acquisition. The remaining amount was the result of timing of delivery of services in the current period as compared to the prior period.
Cost of Sales and Gross Margin-Total gross margin increased slightly to 29.8% in the three months ended December 31, 2017 from 29.7% in the three months ended December 31, 2016.
The following table provides the change in cost of product sales and cost of services, respectively, along with related gross margins:

	Three Months Ended December 31,
	2016		2017
		Gross Margin %		Gross Margin %
	(in thousands)
Cost of product sales	$95,356	41.2%	$105,066	38.1%
Cost of services	101,457	13.7%	103,606	18.7%
	$196,813	29.7%	$208,672	29.8%
Cost of product sales increased by approximately $9,710 in the three months ended December 31, 2017 from $95,356 in the three months ended December 31, 2016. The increase in cost of product sales was primarily driven by the acquisitions of ETS, ADI and Olson, which accounted for $5,514. The remaining increase in cost of product sales was due to volume increases in capital projects and aftermarket.
Cost of services increased by approximately $2,149 in the three months ended December 31, 2017 from $101,457 in the three months ended December 31, 2016. The increase in cost of services was mainly related to an overall increase in revenue volume.
Operating Expenses-Operating expenses decreased $11,326, or 12.7%, to $77,958 in the three months ended December 31, 2017 from $89,284 in the three months ended December 31, 2016. The decrease in operating expense was primarily due to a $7,386 reduction in restructuring expenses and employment costs driven by the cost improvement initiatives implemented in the current and prior year in addition to favorable translation adjustments of $9,067. These improvements in operating expenses were offset by increased expenses of $2,362 due to the acquisitions of ETS, Noble, ADI and Olson. A discussion of operating expenses by category is as follows:
Research and Development Expense-Research and development expenses remained relatively flat from the same quarter in the prior year.
Sales and Marketing Expense-Sales and marketing expenses had a slight decrease from the prior year due to a reduction in wages and salaries, partially due to a reduction in restructuring charges and lower employment costs.
General and Administrative Expense-General and administrative expenses decreased $10,122, or 20.6%, to $39,064 in the three months ended December 31, 2017 from $49,186 in the three months ended December 31, 2016. This decrease in general and administrative expenses was primarily due favorable translation adjustments of $9,067 as well as $3,036 related to a reduction in restructuring activity and lower employment costs driven by the restructuring and cost improvement initiatives implemented in the current and prior year. These reductions were offset by increases due to acquisitions of $1,981.
Other Operating Income (Expense), Net-Other operating income decreased $1,276, or 186.8%, to an expense of $593 in the three months ended December 31, 2017 from income of $683 in the three months ended December 31, 2016. In the three months ended December 31, 2016, the Company had a gain on sale that resulted in approximately $200 in addition to an insurance settlement of $500. There were no similar transactions in the three months ended December 31, 2017.
Interest Expense-Interest expense increased $2,490, or 16.9%, to $17,243 in the three months ended December 31, 2017 from $14,753 in the three months ended December 31, 2016. The increase in interest expense was primarily due to the increase in charges associated with the $100 prepayment of the term loan in November of 2017 coupled with the refinancing that occurred in December of 2017.
Income Tax Benefit-An income tax benefit of $7,095 and $4,410 was recorded for the three months ended December 31, 2016 and 2017, respectively. The decrease in tax benefits is due to an increase in pretax earnings coupled with a lower annual effective tax rate when compared to the prior period. This decrease is partially offset by a discrete tax benefit of $3,500 to remeasure U.S. deferred tax liabilities associated with indefinite lived intangible assets from 35% to 21%. Other than accounting for the reduced U.S. federal tax rate to 21%, there are currently no other U. S. tax reform effects reflected in operating results as either a reasonable estimate of the tax effects has not yet been made within the permitted one year measurement period, or certain other applicable provisions are not effective until October 1, 2018 for fiscal year tax filers.
Net Income-Net loss decreased by $10,195, or 77.2%, to a net loss of $3,005 for the three months ended December 31, 2017 from $13,200 in the three months ended December 31, 2016. This decrease was primarily driven by increased sales and gross profit, offset by a reduction in operating expenses, as described above.
Adjusted EBITDA-Adjusted EBITDA increased $2,742, or 7.4%, to $39,981 for the three months ended December 31, 2017 from $37,239 for the three months ended December 31, 2016. Benefits derived from restructuring and operational efficiencies that were implemented in the current and prior fiscal year, as well as increased volume and accretive profitability associated with organic revenue growth and prior year acquisitions, provided for the increase in Adjusted EBITDA, offset somewhat by the timing variances in operating profit in the Municipal and Products segments.

Segment Results

	Three Months Ended December 31,
	2016	2017	% Variance
Revenues	(in thousands)
Industrial	$145,706	$165,194	13.4%
Municipal	62,631	61,906	(1.2)%
Products	71,535	69,951	(2.2)%
Total Consolidated	$279,872	$297,051	6.1%
Percentage of total consolidated revenues
Industrial	52.1%	55.6%
Municipal	22.4%	20.8%
Products	25.6%	23.5%
Total Consolidated	100%	100%
Operating Profit
Industrial	$23,089	$29,982	29.9%
Municipal	6,486	4,793	(26.1)%
Products	11,396	7,714	(32.3)%
Corporate	(46,513)	(32,661)	(29.8)%
Total Consolidated	$(5,542)	$9,828	277.3%
Operating profit as a percentage of total consolidated revenues
Industrial	8.2%	10.1%
Municipal	2.3%	1.6%
Products	4.1%	2.6%
Corporate	(16.6)%	(11.0)%
Total Consolidated	(1.9%)	3.3%
EBITDA
Industrial	$32,001	$40,127	25.4%
Municipal	8,562	6,592	(23.0)%
Products	14,918	10,699	(28.3)%
Corporate and unallocated costs	(42,376)	(27,707)	(34.6)%
Total Consolidated	$13,105	$29,711	126.7%
EBITDA as a percentage of total consolidated revenues
Industrial	11.4%	13.5%
Municipal	3.1%	2.2%
Products	5.3%	3.6%
Corporate and unallocated costs	(15.1)%	(9.3)%
Total Consolidated	4.4%	10.0%
EBITDA on a segment basis is defined as earnings before interest, taxes, depreciation and amortization. The following is a reconciliation of our segment operating profit to EBITDA on a segment basis:

	Three Months Ended December 31,
	2016			2017
	Industrial	Municipal	Products	Industrial	Municipal	Products
	(in thousands)
Operating Profit	$23,089	$6,486	$11,396	$29,982	$4,793	$7,714
Interest expense(1)	—	—	—	—	—	—
Income tax expense (benefit)(1)	—	—	—	—	—	—
Depreciation and amortization	(8,912)	(2,076)	(3,522)	(10,145)	(1,799)	(2,985)
EBITDA	$32,001	$8,562	$14,918	$40,127	$6,592	$10,699

(1)	Interest expense and Income tax expense (benefit) are corporate activities that are not allocated to our three reportable segments.
Industrial
Revenues in the Industrial Segment increased $19,488, or 13.4%, to $165,194 in the three months ended December 31, 2017 from $145,706 in the three months ended December 31, 2016. The increase in revenue was driven by further capital penetration primarily in the power market and remediation projects of $2,299. Service revenue also increased $7,108 across all markets, but primarily in power, hydrocarbon processing and chemical processing. In addition, an increase of $10,081 of revenue was attributable to our acquisitions of ETS, ADI and Noble during the fiscal year ended September 30, 2017.
Operating profit in the Industrial Segment increased $6,893, or 29.9%, to $29,982 in the three months ended December 31, 2017 from $23,089 in the three months ended December 31, 2016. The increase in operating profit was primarily related to the acquisitions mentioned above of $3,048, an increase of $2,536 from organic revenue growth, as well as $2,351 of benefits experienced as a result of lower employment costs driven by restructuring and cost improvement initiatives implemented in the current and prior fiscal year. These improvements were offset somewhat by higher depreciation and amortization driven by capital investment in service assets and the acquisitions mentioned above.
EBITDA in the Industrial Segment increased $8,126, or 25.4%, to $40,127 in the three months ended December 31, 2017 from $32,001 in the three months ended December 31, 2016. The increase in EBITDA resulted from the same factors which impacted operating profit, less the change in depreciation and amortization.
Municipal
Revenues in the Municipal Segment decreased slightly by $725, or 1.2%, to $61,906 in the three months ended December 31, 2017 from $62,631 in the three months ended December 31, 2016. Services and project revenues are up 4.3% and 1.6% respectively, while timing of aftermarket product revenue drove a decline of 16.1% as compared to the prior year period.
Operating profit in the Municipal Segment decreased $1,693, or 26.1%, to $4,793 in the three months ended December 31, 2017 from $6,486 in the three months ended December 31, 2016. The decrease in operating profit was primarily due to product mix shift from high aftermarket margins to lower capital & services margins, coupled with cost benefits last year and expense timing, which accounted for $3,924 of a decline.  These decreases were offset by lower employment and legal expenses of $1,300, $654 of benefits as a result cost reductions through our restructuring and cost improvement initiatives implemented in the current and prior fiscal year, and lower depreciation and amortization of $277.
EBITDA in the Municipal Segment decreased $1,970, or 23.0%, to $6,592 in the three months ended December 31, 2017 from $8,562 in the three months ended December 31, 2016. EBITDA decreased as a result of the same factors which impacted operating profit in the Municipal Segment during this period, less the change from depreciation and amortization.

Products
Revenues in the Products Segment decreased $1,584, or 2.2%, to $69,951 in the three months ended December 31, 2017 from $71,535 in the three months ended December 31, 2016. The decline in revenues was primarily due to the timing of larger projects completed in the first quarter of the prior year in the Americas aquatics markets of $6,394, partially offset by growth in the China market of $2,003, foreign currency transactions of $2,039, the Olson acquisition of $600, and other of $168 which includes increased revenues in Electrocatalytic ballast water and Separation Technologies product lines.
Operating profit in the Products Segment decreased $3,682 or 32.3%, to $7,714 in the three months ended December 31, 2017 from $11,396 in the three months ended December 31, 2016. The decline in operating profit was primarily due to the timing projects completed in the first quarter of the prior year of $2,457, unfavorable product mix of $1,837, partially offset by lower depreciation of $595 and other activity of $17.
EBITDA in the Products Segment decreased $4,219, or 28.3%, to $10,699 in the three months ended December 31, 2017 from $14,918 in the three months ended December 31, 2016. EBITDA decreased as a result of the same factors which impacted operating profit in the Products Segment, less the lower depreciation and amortization.

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
We expect to continue to finance our liquidity requirements through internally generated funds and borrowings under our Revolving Credit Facility. We believe that our projected cash flows generated from operations, together with borrowings under our Revolving Credit Facility are sufficient to fund our principal debt payments, interest expense, our working capital needs and our expected capital expenditures for the next twelve months. Our capital expenditures for the three months ended December 31, 2016 and 2017 were $13,603 and $15,257, respectively. However, our budgeted capital expenditures can vary from period to period based on the nature of capital intensive project awards. We may draw on our Revolving Credit Facility from time to time to fund or partially fund an acquisition.
As of December 31, 2017, we had total indebtedness of $804,129, including $794,583 of borrowings under the Term Loan Facility, no borrowings under our revolving credit facility, $6,677 in borrowings related to a BOO financing and $2,869 of notes payable related to certain equipment related contracts. We also had $6,534 of letters of credit issued under our $125,000 Revolving Credit Facility and an additional $12,238 of letters of credit issued under a separate uncommitted facility as of December 31, 2017.
Our senior secured credit facilities contain a number of covenants imposing certain restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on our business operations, include limitations on our or our subsidiaries’ ability to:

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
As of September 30 and December 31, 2017, we were in compliance with the covenants contained in the senior secured credit facilities.
Our indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations.

Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended December 31,
	2016	2017
Statement of Cash Flows Data	(in thousands)
Net cash (used in) provided by operating activities	$(28,829)	$5,581
Net cash used in investing activities	(23,587)	(14,870)
Net cash provided by financing activities	50,783	30,137
Effect of exchange rate changes on cash	2,852	148
Change in cash and cash equivalents	$1,219	$20,996
Operating Activities
Cash flows from operating activities can fluctuate significantly from period‑to‑period as working capital needs and the timing of payments for restructuring activities and other items impact reported cash flows.

Net cash provided by operating activities increased to a source of $5,581 in the three months ended December 31, 2017 from a use of $28,829 in the three months ended December 31, 2016.

•
Operating cash flows in the three months ended December 31, 2017 reflect an decrease in net loss of $10,195 as compared to the three months ended December 31, 2016 and increased non‑cash charges of $795 primarily relating to changes in the foreign currency impact on the intercompany loans, deferred taxes and increased share based compensation expenses.

•
The aggregate of receivables, inventories, cost and earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs incurred on uncompleted contracts used $21,310 in operating cash flows in the three months ended December 31, 2017 compared to $26,229 in operating cash flows in the three months ended December 31, 2016. The amount of cash flow generated from or used by the above mentioned accounts depends upon how effectively we manage our cash conversion cycle, which is a representation of the number of days that elapse from the date of purchase of raw materials and components to the collection of cash from customers. Our cash conversion cycle can be significantly impacted by the timing of collections and payments in a period. Further, as it relates to capital projects, fiscal 2017 represented a continued rebuilding of the pipeline of capital projects as compared to the period prior to the Acquisition, which represented a depletion of the pipeline of capital projects. This build‑up of capital project activity contributed to the variability of accounts receivable, inventories, excess billings on uncompleted contracts or billings in excess of costs incurred on uncompleted contracts from period to period.

•
The aggregate of prepaid expense and other assets and other non current assets and liabilities used $1,762 in operating cash flows in the three months ended December 31, 2017 compared to $1,366 provided in the three months ended December 31, 2016.

•
Accrued expenses and other liabilities used $32,810 in operating cash flows in the three months ended December 31, 2017 compared to a use of $10,677 in the three months ended December 31, 2016. The increased use of operational cash flow in both periods resulted primarily from timing of cash payments for various employee-related liabilities along with the payment of accrued expenses related to the strategic transaction.

Investing Activities
Net cash used in investing activities decreased $8,717 from $23,587 in the three months ended December 31, 2016 to $14,870 in the three months ended December 31, 2017. This decrease was largely driven by the lack of acquisitions made during the three months ended December 31, 2017. The reduction was partially offset by increased purchases of property, plant and equipment during the same period.
Financing Activities
Net cash provided by financing activities decreased $20,646 from $50,783 in the three months ended December 31, 2016 to $30,137 the three months ended December 31, 2017. This lower amount of cash provided by financing activities in in the three months ended December 31, 2017 was primarily due to the $137,605 cash received upon the issuance of stock during the IPO, offset by the $100,000 prepayment of debt made in November of 2017 .

Seasonality
While we do not believe it to be significant, our business does exhibit seasonality resulting from our customers’ increasing demand for our products and services during the spring and summer months as compared to the fall and winter months. For example, our Municipal Segment experiences increased demand for our odor control product lines and services in the warmer months which, together with other factors, typically results in improved performance in the second half of our fiscal year. Inclement weather, such as hurricanes, droughts and floods, can also drive increased demand for our products and services. As a result, our results from operations may vary from period to period.

Off‑Balance Sheet Arrangements
As of September 30 and December 31, 2017, we had letters of credit totaling $17,274 and $18,772, respectively, and surety bonds totaling $87,849 and $90,985 respectively, outstanding under our credit arrangements. The longest maturity date of the letters of credit and surety bonds in effect as of September 30, 2017 was March 31, 2024. Additionally, as of September 30, 2016 and September 30, 2017, we had letters of credit totaling $901 and $909, respectively, and surety bonds totaling $12,970 and $12,967, respectively, outstanding under our prior arrangement with Siemens.

Contractual Obligations
We enter into long‑term obligations and commitments in the normal course of business, primarily debt obligations and non‑cancelable operating leases. As of December 31, 2017, our contractual cash obligations over the next several periods were as follows (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Operating lease commitments(a)	$47,080	$10,896	$17,341	$9,243	$9,600
Capital lease commitments(b)	34,480	10,179	16,191	6,739	1,371
Long‑term debt obligations	804,129	9,874	18,884	18,881	756,490
Interest payments on long‑term debt obligations	256,698	38,090	74,982	73,156	70,470
Total	$1,142,387	$69,039	$127,398	$108,019	$837,931

(a)
We occupy certain facilities and operate certain equipment and vehicles under non‑cancelable lease arrangements. Lease agreements may contain lease escalation clauses and purchase and renewal options. We recognize scheduled lease escalation clauses over the course of the applicable lease term on a straight‑line basis.

(b)	We lease certain equipment classified as capital leases. The leased equipment is depreciated on a straight line basis over the life of the lease and is included in depreciation expense.

Critical Accounting Policies and Estimates
See Note 2. Summary of Significant Accounting Policies in the Unaudited Condensed Consolidated Financial Statements in Item 1 of this Report for a complete discussion of our significant accounting policies and recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
 Interest Rate Risk
We have market risk exposure arising from changes in interest rates on our senior secured credit facilities, which bear interest at rates that are benchmarked against LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of December 31, 2017, a 1% increase or decrease in interest rates would increase or decrease income (loss) before income taxes by approximately $7.9 million.

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

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
            Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Report are effective at a reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud.

While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings
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

Item 1A. Risk Factors
There have been no material changes to the information concerning risk factors as stated in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as filed with the SEC on December 4, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
           We issued 1,197,330 shares of our common stock, with an aggregate value of $25,000,000, to certain employees as restricted stock unit awards made in connection with our initial public offering.  This issuance was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act and/or Rule 701 promulgated thereunder. The securities were issued directly by the registrant and did not involve a public offering or general solicitation.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are filed or furnished as a part of this report:

Exhibit No.	Exhibit Description
10.5
Amendment No. 5, among EWT Holdings III Corp., as borrower, EWT Holdings II Corp., as parent guarantor, the subsidiary guarantors party thereto, the financial institutions party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent, dated December 20, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 20, 2017 (File No. 001-38272)).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOQUA WATER TECHNOLOGIES CORP.

February 7, 2018	/s/ RONALD C. KEATING
	By:	Ronald C. Keating
Chief Executive Officer (Principal Executive Officer)

February 7, 2018	/s/ BENEDICT J. STAS
	By:	Benedict J. Stas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)