Form 10-Q
period 2018-03-31
Evoqua Water Technologies Corp.
filed 2018-05-08
CIK 1604643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended
March 31, 2018
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
         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
         There were 113,786,702 shares of the registrant's common stock, par value $0.01 per share, outstanding as of April 30, 2018.

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
We have based these forward‑looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward‑looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as filed with the Securities and Exchange Commission (SEC) on December 4, 2017, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward‑looking statements, or could affect our share price. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward‑looking statements include:

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

Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements

Evoqua Water Technologies Corp.
Condensed Consolidated Balance Sheets
(In thousands)

		(Unaudited)
	September 30, 2017	March 31, 2018
ASSETS
Current assets	$512,240	$530,872
Cash and cash equivalents	59,254	75,742
Receivables, net	245,248	217,852
Inventories, net	120,047	136,251
Cost and earnings in excess of billings on uncompleted contracts	66,814	74,792
Prepaid and other current assets	20,046	25,394
Income tax receivable	831	841
Property, plant, and equipment, net	280,043	285,687
Goodwill	321,913	329,898
Intangible assets, net	333,746	323,515
Deferred income taxes	2,968	7,140
Other non‑current assets	22,399	22,747
Total assets	$1,473,309	$1,499,859
LIABILITIES AND EQUITY
Current liabilities	$291,899	$282,645
Accounts payable	114,932	138,454
Current portion of debt	11,325	11,057
Billings in excess of costs incurred	27,124	25,040
Product warranties	11,164	8,746
Accrued expenses and other liabilities	121,923	91,998
Income tax payable	5,431	7,350
Non‑current liabilities	964,835	856,138
Long‑term debt	878,524	775,984
Product warranties	6,110	3,790
Other non‑current liabilities	67,673	66,080
Deferred income taxes	12,528	10,284
Total liabilities	1,256,734	1,138,783
Commitments and Contingent Liabilities (Note 17)
Shareholders’ equity
Common stock, par value $0.01: authorized 1,000,000 shares; issued 105,359 shares, outstanding 104,949 shares at September 30, 2017; issued 114,710 shares, outstanding 113,769 shares at March 31, 2018.	1,054	1,142
Treasury stock: 410 shares at September 30, 2017 and 941 shares at March 31, 2018.	(2,607)	(2,837)
Additional paid‑in capital	388,986	525,997
Retained deficit	(170,006)	(161,216)
Accumulated other comprehensive loss, net of tax	(5,989)	(6,782)
Total Evoqua Water Technologies Corp. equity	211,438	356,304
Non‑controlling interest	5,137	4,772
Total shareholders’ equity	216,575	361,076
Total liabilities and shareholders’ equity	$1,473,309	$1,499,859
See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Condensed Consolidated Statements of Operations
(In thousands except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2018	2017	2018
Revenue from product sales and services	$299,901	$333,690	$579,773	$630,740
Cost of product sales and services	(205,568)	(225,693)	(403,372)	(434,364)
Gross profit	94,333	107,997	176,401	196,376
General and administrative expense	(40,211)	(44,742)	(89,397)	(83,807)
Sales and marketing expense	(36,690)	(34,330)	(71,783)	(68,571)
Research and development expense	(5,086)	(4,021)	(10,091)	(8,674)
Other operating (expense) income	(365)	904	1,309	311
Interest expense	(11,898)	(10,810)	(26,651)	(28,053)
Income (loss) before income taxes	83	14,998	(20,212)	7,582
Income tax benefit (expense)	4,812	(2,018)	11,907	2,393
Net income (loss)	4,895	12,980	(8,305)	9,975
Net income attributable to non‑controlling interest	1,697	477	2,096	1,185
Net income (loss) attributable to Evoqua Water Technologies Corp.	$3,198	$12,503	$(10,401)	$8,790

Basic earnings (loss) per common share	$0.03	$0.11	$(0.10)	$0.08
Diluted earnings (loss) per common share	$0.03	$0.10	$(0.10)	$0.07
See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2018	2017	2018
Net income (loss)	$4,895	$12,980	$(8,305)	$9,975
Other comprehensive income
Foreign currency translation adjustments	2,581	(458)	5,800	(793)
Less: Comprehensive income attributable to non‑controlling interest	(1,697)	(477)	(2,096)	(1,185)
Comprehensive income (loss) attributable to Evoqua Water Technologies Corp.	$5,779	$12,045	$(4,601)	$7,997
See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Condensed Consolidated Statements of Changes in Equity
(In thousands)

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non‑controlling Interest	Total
Balance at September 30, 2016	104,495	$1,045	245	$(1,133)	$381,223	$(172,169)	$(10,671)	$5,640	$203,935
Equity based compensation expense	—	—	—	—	1,020	—	—	—	1,020
Issuance of common stock	593	6	—	—	4,145	—	—	—	4,151
Stock repurchases	—	—	81	(543)	—	—	—	—	(543)
Dividends paid to non‑controlling interest	—	—	—	—	—	—		(3,500)	(3,500)
Net income (loss)	—	—	—	—	—	(10,401)	—	2,096	(8,305)
Other comprehensive loss		—		—	—	—	5,800	—	5,800
Balance at March 31, 2017	105,088	$1,051	326	$(1,676)	$386,388	$(182,570)	$(4,871)	$4,236	$202,558
Balance at September 30, 2017	105,359	$1,054	410	$(2,607)	$388,986	$(170,006)	$(5,989)	$5,137	$216,575
Equity based compensation expense	—	—	—	—	6,862	—	—		6,862
Shares of common stock issued in initial public offering, net of offering costs	8,333	83	—	—	137,522	—	—		137,605
Shares withheld related to net share settlement (including tax withholdings)	1,018	5	513	—	(7,373)				(7,368)
Stock repurchases	—	—	18	(230)	—	—	—		(230)
Dividends paid to non‑controlling interest	—	—	—	—	—	—	—	(1,550)	(1,550)
Net income (loss)	—	—	—	—	—	8,790	—	1,185	9,975
Other comprehensive income	—	—	—	—	—	—	(793)		(793)
Balance at March 31, 2018	114,710	$1,142	941	$(2,837)	$525,997	$(161,216)	$(6,782)	$4,772	$361,076
See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Condensed Consolidated Statements of Changes in Cash Flows
(In thousands)

	Six Months Ended March 31,
	2017	2018
Operating activities
Net (loss) income	$(8,305)	$9,975
Reconciliation of net loss to cash flows from operating activities:
Depreciation and amortization	37,520	40,363
Amortization of deferred financing costs (includes $2,075 and $2,994 write off of deferred financing fees)	4,576	4,145
Deferred income taxes	(11,015)	(6,013)
Share-based compensation	1,020	6,862
(Gain) loss on sale of property, plant and equipment	(446)	102
Foreign currency losses (gains) on intracompany loans	5,095	(2,934)
Changes in assets and liabilities
Accounts receivable	(5,093)	28,946
Inventories	(8,826)	(14,936)
Cost and earnings in excess of billings on uncompleted contracts	1,401	(7,848)
Prepaids and other current assets	(1,090)	(5,156)
Accounts payable	(1,552)	22,821
Accrued expenses and other liabilities	(13,152)	(30,810)
Billings in excess of costs incurred	(1,205)	(2,032)
Income taxes	(3,497)	1,849
Other non‑current assets and liabilities	4,223	(3,483)
Net cash (used in) provided by operating activities	(346)	41,851
Investing activities
Purchase of property, plant and equipment	(27,229)	(31,670)
Purchase of intangibles	(410)	(291)
Proceeds from sale of property, plant and equipment	425	539
Acquisitions, net of cash acquired of $0 and $39	(10,730)	(10,224)
Net cash used in investing activities	(37,944)	(41,646)
Financing activities
Issuance of debt	150,000	—
Capitalized deferred issuance costs related to refinancing	(4,198)	(1,792)
Borrowings under credit facility	33,000	6,000
Repayment of debt	(132,738)	(111,161)
Repayment of capital lease obligation	(2,656)	(5,489)
Proceeds from issuance of common stock	4,151	137,605
Taxes paid related to net share settlements of share-based compensation awards	—	(7,368)
Stock repurchases	(543)	(230)
Distribution to non‑controlling interest	(3,500)	(1,550)
Net cash provided by financing activities	43,516	16,015
Effect of exchange rate changes on cash	(586)	268
Change in cash and cash equivalents	$4,640	$16,488
Cash and cash equivalents
Beginning of period	50,362	59,254
End of period	$55,002	$75,742
See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Supplemental Disclosure of Cash Flow Information
(In thousands)

	Six Months Ended March 31,
	2017	2018
Supplemental disclosure of cash flow information
Cash paid for taxes	$1,759	$2,077
Cash paid for interest	$20,704	$20,503
Non‑cash investing and financing activities
Accrued earnout related to acquisitions	$—	$461
Capital lease transactions	$7,054	$3,948
See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

Evoqua Water Technologies Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2017 and March 31, 2018
(In thousands)
1. Description of the Company and Basis of Presentation
Background
Evoqua Water Technologies Corp. was incorporated on October 7, 2013. On January 15, 2014, Evoqua Water Technologies Corp., acquired through its wholly owned entities, EWT Holdings II Corp. and EWT Holdings III Corp. (a/k/a Evoqua Water Technologies), all of the outstanding shares of Siemens Water Technologies, a group of legal entity businesses formerly owned by Siemens AG (Siemens). The stock purchase closed on January 15, 2014 and was effective January 16, 2014 (the Acquisition). The stock purchase price, net of cash received, was approximately $730,577. On November 6, 2017, the Company completed its initial public offering (IPO), pursuant to which an aggregate of 27,777 shares of common stock were sold, of which 8,333 were sold by the Company and 19,444 were sold by the selling stockholders, with a par value of $0.01 per share. After underwriting discounts and commissions, the Company received net proceeds from the IPO of approximately $137,605. The Company used a portion of these proceeds to repay $104,936 of indebtedness (including accrued and unpaid interest) under its senior secured First Lien Term Loan facility and the remainder for general corporate purposes. The Company did not receive any proceeds from the sale of shares by the selling stockholders. On November 7, 2017, the selling stockholders sold an additional 4,167 shares of common stock as a result of the exercise in full by the underwriters of an option to purchase additional shares. On March 19, 2018, the Company completed a secondary public offering, pursuant to which 17,500 shares of common stock were sold by certain selling stockholders. On March 21, 2018, the selling stockholders sold an additional 2,625 shares of common stock as a result of the exercise in full by the underwriters of an option to purchase additional shares. The Company did not receive any proceeds from the sale of shares by the selling stockholders.
Evoqua Water Technologies Corp. and subsidiaries is referred to herein as “the Company” or “EWT”.
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
The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as filed with the SEC on December 4, 2017 (2017 Annual Report), in preparing these unaudited condensed consolidated financial statements, with the exception of accounting standard updates described in Note 2. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes included in our 2017 Annual Report.

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
Amortization of debt issuance costs and debt discounts/premiums included in interest expense were $1,003 and $606 for the three months ended March 31, 2017 and 2018, respectively and $2,501 and $1,151 for the six months ended March 31, 2017 and 2018, respectively.
In October 2016, the Company wrote off $2,075 of deferred financing fees related to the extinguishment of debt and incurred another $481 of fees related to a tack-on financing the Company completed on October 28, 2016.
In November 2017, the Company wrote off $1,844 of deferred financing fees related to a $100,000 prepayment of debt, then subsequently wrote off another $1,150 of fees in December of 2017 due to refinancing its First Lien Term Loan. The Company incurred another $2,131 of fees as a result of the December refinancing.
Revenue Recognition
Sales of goods and services are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, collectability is reasonably assured and delivery has occurred or services have been rendered.
For sales of aftermarket parts or products with a low level of customization and engineering time, the Company recognizes revenues at the time risks and rewards of ownership pass, which is generally when products are shipped or delivered to the customer as the Company has no obligation for installation. Sales of short‑term service arrangements are recognized as the services are performed, and sales of long‑term service arrangements are typically recognized on a straight‑line basis over the life of the agreement.

For certain arrangements where there is significant customization to the product, the Company recognizes revenue under the provisions of Accounting Standards Codification (ASC) 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. These products include large capital water treatment projects, systems and solutions for municipal and industrial applications. Revenues from construction-type contracts are generally recognized under the percentage-of-completion method, based on the input of costs incurred to date as a percentage of total estimated contract costs. The nature of the contracts is generally fixed price with milestone billings. Approximately $57,818 and $70,520 of revenues from construction-type contracts were recognized on the percentage-of-completion method during the three months ended March 31, 2017 and 2018, respectively and $104,881 and $129,907 for the six months ended March 31, 2017 and 2018, respectively. Contract revenues and cost estimates are reviewed and revised quarterly at a minimum and the cumulative effect of such adjustments are recognized in current operations. The amount of such adjustments have not been material. Cost and earnings in excess of billings under construction‑type arrangements are recorded when contracts have net asset balances where contract costs plus recognized profits less recognized losses exceed progress billings. Billings in excess of costs incurred are recorded when contract progress billings exceed costs and recognized profit less recognized losses. Approximately $5,674 and $6,817 of revenues from construction-type contracts were recognized on a completed contract method, which is typically when the product is delivered and accepted by the customer, during the three months ended March 31, 2017 and 2018, respectively and $14,466 and $13,200 for the six months ended March 31, 2017 and 2018, respectively. The completed contract method is principally used when the contract is short in duration (generally less than twelve months) and where results of operations would not vary materially from those resulting from the use of the percentage-of-completion method.
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
Foreign currency transaction (gains) losses aggregated $2,036 and $2,305 for the three months ended March 31, 2017 and 2018, respectively, and $(5,209) and $3,688 for the six months ended March 31, 2017 and 2018, respectively, are primarily included in General and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
Research and Development Costs
Research and development costs are expensed as incurred. The Company recorded $5,086 and $4,021 of costs for the three months ended March 31, 2017 and 2018, respectively and $10,091 and $8,674 for the six months ended March 31, 2017 and 2018, respectively.
Equity‑based Compensation
The Company measures the cost of awards of equity instruments to employees based on the grant‑date fair value of the award. Prior to the IPO, given the absence of a public trading market for our common stock, the fair value of the common stock underlying our share‑based awards was determined by our board, with input from management, in each case using the income and market valuation approach. Stock options are granted with exercise prices equal to or greater than the estimated fair market value on the date of grant as authorized by our compensation committee. The grant‑date fair value is determined using the Black‑Scholes model. The fair value, net of estimated forfeitures, is amortized as compensation cost on a straight‑line basis over the vesting period primarily as a component of General and administrative expenses.
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
Treated Water Outsourcing
The following provides a summary of Treated Water Outsourcing (TWO), a joint venture between the Company and Nalco Water, an Ecolab company in which the Company holds a 50% partnership interest, as of September 30, 2017 and March 31, 2018, respectively. As the Company is obligated to absorb all risk of loss up to 100% of the joint venture partner's equity, TWO is fully consolidated within the Company's consolidated financial statements under ASC 810, Consolidation. The Company has not provided additional financial support to this entity which it is not contractually required to provide, and the Company does not have the ability to use the assets of TWO to settle obligations of the Company’s other subsidiaries.

	September 30, 2017	March 31, 2018
Current assets (including cash of $1,907 and $3,033)	$12,006	$8,043
Property, plant and equipment	6,107	5,704
Goodwill	2,206	2,206
Other non-current assets	2,735	—
Total liabilities	(12,781)	(6,509)

	Three Months Ended March 31,
	2017	2018
Total revenues	$4,004	$3,577
Total operating expenses	(3,485)	(2,622)
Income from operations	$519	$955

	Six Months Ended March 31,
	2017	2018
Total revenues	$8,075	$9,566
Total operating expenses	(5,768)	(7,196)
Income from operations	$2,307	$2,370
Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. ASU 2014-09 may be adopted using either of two acceptable methods: (1) retrospective adoption to each prior period presented with the option to elect certain practical expedients; or (2) adoption with the cumulative effect recognized at the date of initial application and providing certain disclosures. To assess at which time revenue should be recognized, an entity should use the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The standard is effective for the Company for the quarter ending December 31, 2018. The Company has completed its first phase of adopting this standard, which was to identify the potential differences that will result from applying the new revenue recognition standard to the Company's contracts with its customers, and has begun the second step of reviewing its contracts to determine the impact of adopting the standard. The Company has completed its preliminary assessment of the impact of the new standard compared to the historical accounting policies on a representative sample of contracts.  The Company does not anticipate a material change to result from the adoption of the new standard related to its product sales.  The Company recognizes revenue for some of its contracts on a percentage of completion basis, which represented approximately 20% of its consolidated net sales for the six months ended March 31, 2018.  The Company expects that for some of these contracts, the new guidance will instead require revenue to be recognized at a point in time.   The Company is continuing to assess the ultimate impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.  In addition, the Company is evaluating the changes that will be required in its internal controls as a result of the adoption of this new standard.  The Company is planning to adopt the provisions of the ASU and its subsequent amendments using the modified retrospective transition method for existing transactions that will likely result in a cumulative effect adjustment as of October 1, 2018.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires recognition of operating leases as lease assets and liabilities on the balance sheet, and disclosure of key information about leasing arrangements. ASU No. 2016-02 will be effective retrospectively for the Company for the quarter ending December 31, 2019, with early adoption permitted. The Company is currently reviewing its leasing arrangements in order to evaluate the impact of this standard will have on the Company's Consolidated financial statements.
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
Accounting Pronouncements Recently Adopted
The Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation as of October 1, 2017. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The adoption of this ASU did not have a significant impact on the Company's Consolidated financial statements.
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

3. Acquisitions and Divestitures
Acquisitions support the Company's strategy of delivering a broad solutions portfolio with robust technology across multiple geographies and end markets. The following acquisitions were made during the three months ended March 31, 2018.
The Company acquired Pure Water Solutions on January 31, 2018, a provider of high-purity water equipment and systems, service deionization and resin regeneration, with service operations in suburban Denver, CO and Santa Fe, NM for $4,699; $3,706 cash at closing with a maximum earn out payment of $993 to be paid out twelve months after the closing. The fair value of earn out payments at the date of acquisition was $461. Pure Water Solutions is part of a part of the Industrial Segment, and will extend the Company’s service network.
On March 9, 2018, the Company acquired Pacific Ozone Technology, Inc, a provider of advanced ozone disinfection systems, testing products and support services $8,557; $6,557 cash at closing; with up to another $2,000 of earn out payments to be paid out over three years after the closing. Pacific Ozone, based in Benecia, CA, is part of the Products Segment and adds a new technology, ozone disinfection, to the portfolio and further enhances the Company's ability in the industrial water treatment and aquatics market.
Pro forma results for acquisitions completed during the three months ended March 31, 2018 were determined to not be material.
The preliminary opening balance sheet for the acquisitions is summarized as follows.

	Pure Water	Pacific Ozone	Total
Current assets	$277	$1,418	$1,695
Property, plant and equipment	175	192	367
Goodwill	2,369	5,863	8,232
Intangible assets	1,488	—	1,488
Total assets acquired	4,309	7,473	11,782
Total liabilities assumed	(154)	(916)	(1,070)
Net assets acquired	$4,155	$6,557	$10,712

4. Fair Value Measurements
As of September 30, 2017 and March 31, 2018, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.
The Company measures the fair value of pension plan assets and liabilities, deferred compensation plan assets and liabilities on a recurring basis pursuant to ASC Topic 820. ASC Topic 820 establishes a three‑tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
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
The following table presents the Company’s financial assets and liabilities at fair value. The fair values related to the pension plan assets are determined using net asset value (NAV) as a practical expedient, or by information categorized in the fair value hierarchy level based on the inputs used to determine fair value. The reported carrying amounts of deferred compensation plan assets and liabilities and debt approximate their fair values. The Company uses interest rates and other relevant information generated by market transactions involving similar instruments to fair value these assets and liabilities, therefore all are classified as Level 2 within the valuation hierarchy.

	Net Asset Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2017
Assets:
Pension plan
Cash	$—	$16,024	$—	$—
Government Securities	3,206	—	—	—
Liability Driven Investment	2,754	—	—	—
Guernsey Unit Trust	932	—	—	—
Global Absolute Return	2,139	—	—	—
Deferred compensation plan assets
Trust Assets	—	2,146	—	—
Insurance	—	—	17,396	—
Liabilities:
Pension plan	—	—	(34,803)	—
Deferred compensation plan liabilities	—	—	(21,159)	—
Long‑term debt	—	—	(912,471)	—

As of March 31, 2018
Assets:
Pension plan
Cash	$—	$16,559	$—	$—
Government Securities	3,229	—	—	—
Liability Driven Investment	3,490	—	—	—
Guernsey Unit Trust	999	—	—	—
Global Absolute Return	2,235	—	—	—
Deferred compensation plan assets
Trust Assets	—	947	—	—
Insurance	—	—	17,905	—
Liabilities:
Pension plan	—	—	(34,803)	—
Deferred compensation plan liabilities	—	—	(20,945)	—
Long‑term debt	—	—	(806,361)	—
The pension plan assets and liabilities and deferred compensation plan assets and liabilities are included in other non-current assets and other non-current liabilities at September 30, 2017 and March 31, 2018.

5. Accounts Receivable
Accounts receivable are summarized as follows:

	September 30, 2017	March 31, 2018
Accounts Receivable	$248,742	$222,075
Allowance for Doubtful Accounts	(3,494)	(4,223)
Receivables, net	$245,248	$217,852
6. Inventories
The major classes of inventory, net are as follows:

	September 30, 2017	March 31, 2018
Raw materials and supplies	$64,113	$68,350
Work in progress	16,425	21,350
Finished goods and products held for resale	44,402	52,222
Costs of unbilled projects	5,706	5,407
Reserves for excess and obsolete	(10,599)	(11,078)
	$120,047	$136,251
7. Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	September 30, 2017	March 31, 2018
Machinery and equipment	$338,056	$356,277
Land and buildings	84,282	85,786
Construction in process	24,788	35,446
	447,126	477,509
Less: accumulated depreciation	(167,083)	(191,822)
	$280,043	$285,687
Depreciation expense was $12,958 and $13,980 for the three months ended March 31, 2017 and 2018, respectively. Maintenance and repair expense was $5,354 and $5,567 for the three months ended March 31, 2017 and 2018, respectively.
Depreciation expense was $25,385 and $27,987 for the six months ended March 31, 2017 and 2018, respectively. Maintenance and repair expense was $10,510 and $11,382 for the six months ended March 31, 2017 and 2018, respectively.

8. Goodwill
Changes in the carrying amount of goodwill are as follows:

	Industrial	Municipal	Products	Total
Balance at September 30, 2017	$128,190	$9,865	$183,858	$321,913
Business combinations	2,369	—	5,863	8,232
Measurement period adjustment	—	—	(314)	(314)
Foreign currency translation	(373)	96	344	67
Balance at March 31, 2018	$130,186	$9,961	$189,751	$329,898
As of September 30, 2017 and March 31, 2018, $139,581 and $139,340, respectively, of goodwill is deductible for tax purposes.
The Neptune Benson reporting unit fair value excess was approximately 3.0% above the carrying value as of the date of valuation on July 1, 2017. The Company continues to monitor this reporting unit and noted no events that would cause a revaluation during the three months ending March 31, 2018.
All other reporting units significantly exceeded their carrying value and as such, no further analysis was performed.
9. Debt
Long‑term debt consists of the following:

	September 30, 2017	March 31, 2018
First Lien Term Loan Facility, due December 20, 2024	$896,574	$792,591
Revolving Credit Facility	—	—
Build Own Operate Financing, due June 30, 2024	6,930	6,423
Notes Payable, due June 30, 2018 to July 31, 2023	3,287	2,592
Total debt	906,791	801,606
Less unamortized discount and lender fees	(16,942)	(14,565)
Total net debt	889,849	787,041
Less current portion	(11,325)	(11,057)
Total long‑term debt	$878,524	$775,984
Term Loan Facilities and Revolving Credit Facility
On January 15, 2014, EWT Holdings III Corp. (EWT III), an indirect wholly-owned subsidiary of the Company, entered into a First Lien Credit Agreement and Second Lien Credit Agreement (the Credit Agreements) among EWT III, EWT Holdings II Corp., the lenders party thereto and Credit Suisse AG as administrative agent and collateral agent. The First Lien Credit Agreement provided for a seven-year term loan facility, and the Second Lien Credit Agreement provided for an eight-year term loan facility. The term loan facilities originally consisted of the “First Lien Term Loan” and “Second Lien Term Loan” in aggregate principal amounts of $505,000 and $75,000, respectively.  The First Lien Credit Agreement also made available to the Company a $75,000 revolving credit facility (the Revolver), which provided for a letter of credit sub-facility up to $35,000. During the year ending September 30, 2017, certain subsidiaries of the Company entered into three amendments to the First Lien Credit Agreement, which provided for, among other things, the payoff and termination of the Second Lien Term Loan, upsizes to the First Lien Term Loan, and the upsize of the Revolver.

On December 20, 2017, certain subsidiaries of the Company entered into Amendment No. 5 (the Fifth Amendment), among EWT III, as the borrower, certain other subsidiaries of the Company, and Credit Suisse AG, as administrative agent and collateral agent, relating to the First Lien Credit Agreement (as amended, amended and restated, extended, supplemented or otherwise modified from time to time prior to the effectiveness of the Fifth Amendment, the "Existing Credit Agreement"). Prior to the Fifth Amendment, approximately $796,574 was outstanding under the First Lien Term Loan (the Existing Term Loans).  Pursuant to the Fifth Amendment, among other things, the Existing Term Loans were refinanced with the proceeds of refinancing Term Loans. Borrowings under the First Lien Term Loan Facility (First Lien Term Loan) bear interest consisting of the Base Rate plus 2.0%, or LIBOR plus 3.0%. At March 31, 2018, the interest rate on borrowings was 4.69%, comprised of 1.69% LIBOR plus the 3.0% spread. The principal and interest under the First Lien Term Loan is payable in quarterly installments, with quarterly principal payments of $1,991, and the balance is due at maturity on December 20, 2024.

Total deferred fees related to the First Lien Term Loan were $16,942 and $14,565, net of amortization, as of September 30, 2017 and March 31, 2018, respectively.  These fees were included as a contra liability to debt on the Condensed Consolidated Balance Sheets.

The Fifth Amendment, among other things, extended the maturity of the Existing Term Loan to December 20, 2024 from January 15, 2021, reduced the interest rate spreads on Term Loan borrowing to to 3.00% from 3.75%, and increased the revolving credit commitment and letter of credit sublimit to $125,000 and $45,000 from $95,000 and $35,000, respectively.

The Fifth Amendment bifurcated the Revolver, with $87,500 of the $125,000 revolver capacity maturing on December 20, 2022 (the 2022 Borrowings), and the remaining $37,500 maturing on January 15, 2019 (the “2019 Borrowings”).  Borrowings under the Revolver bear interest at variable rates plus a margin ranging from 200 to 325 basis points, and 150 to 275 basis points for 2019 and 2022 Borrowings, respectively, dependent upon the Company’s leverage ratio and variable rate selected.  2022 Base Rate borrowings under the Revolver would have incurred interest at 6.5% as of March 31, 2018, calculated as the 175 basis point spread plus the Base Rate of 4.75%.  2019 Base Rate borrowings under the Revolver at September 30, 2017 and March 31, 2018 would have incurred interest at 6.5% and 7%, respectively, calculated as the 225 basis point spread plus the Base Rate of 4.25% at September 30, 2017 and 4.75% at March 31, 2018.

The Company had borrowing availability under the Revolver of $95,000 and $125,000 at September 30, 2017 and March 31, 2018, respectively, reduced for outstanding letter of credit guarantees. Such letter of credit guarantees are subject to a $45,000 sublimit within the Revolver, increased from $35,000 as part of the Fifth Amendment.  The Company’s outstanding letter of credit guarantees under this agreement aggregated approximately $6,706 and $20,612, at September 30, 2017, and March 31, 2018, respectively. The Company had no outstanding revolver borrowings as of September 30, 2017, and March 31, 2018, and unused amounts, defined as total revolver capacity less outstanding letters of credit and revolver borrowings, of $88,294 and $104,388, respectively. At September 30, 2017 and March 31, 2018, the Company had additional letters of credit of $10,568 and $51 issued under a separate arrangement, respectively.
  The First Lien Credit Agreement contains limitations on incremental borrowings, is subject to leverage ratios and allows for optional prepayments. Under certain circumstances beginning with fiscal 2015 results of operations, the Company may be required to remit excess cash flows as defined based upon exceeding certain leverage ratios. The Company did not exceed such ratios during fiscal 2017, does not anticipate exceeding such ratios during the fiscal year 2018, and therefore does not anticipate any additional repayments during the fiscal year 2018.
Build Own Operate Financing
On June 30, 2017, the Company completed a Build Own Operate financing for $7,100.  The Company incurred $50 of additional financing fees related to this transaction, which have been capitalized and are included as a contra liability on the balance sheet. This financing fully amortizes over the seven-year tenure and incurs interest at a rate of one-month LIBOR plus 300 basis points. This variable rate debt has been fixed at a rate of 5.08% per annum. Principal obligations are $254 per quarter. The Company had $6,930 and $6,423 principal outstanding under this facility at September 30, 2017 and March 31, 2018, respectively.

Notes Payable
As of September 30, 2017 and March 31, 2018, the Company had notes payable in an aggregate outstanding amount of $3,287 and $2,592, respectively, with interest rates ranging from 6.26% to 7.39%, and due dates ranging from June 30, 2018 to July 31, 2023. These notes are related to certain equipment related contracts and are secured by the underlying equipment and assignment of the related contracts.
Repayment Schedule
Aggregate maturities of all long‑term debt, including current portion of long‑term debt and excluding capital lease obligations as of March 31, 2018, are presented below:

Fiscal Year
Remainder of 2018	$4,978
2019	9,503
2020	9,402
2021	9,429
2022	9,459
Thereafter	758,835
Total	$801,606
10. Product Warranties
The Company accrues warranty obligations associated with certain products as revenue is recognized. Provisions for the warranty obligations are based upon historical experience of costs incurred for such obligations, adjusted for site‑specific risk factors, and, as necessary, for current conditions and factors. There are significant uncertainties and judgments involved in estimating warranty obligations, including changing product designs, differences in customer installation processes and future claims experience which may vary from historical claims experience.
A reconciliation of the activity related to the accrued warranty, including both the current and long‑term portions, is as follows:

	Six Months Ended March 31,
	2017	2018
Balance at beginning of the period	$23,309	$17,274
Warranty provision for sales	3,245	2,386
Settlement of warranty claims	(7,657)	(7,559)
Foreign currency translation and other	(413)	435
Balance at end of the period	$18,484	$12,536
The decline in accrued warranty over the periods presented is attributable to improved product quality and better project execution, as well as the expiration of warranty periods for certain specific exposures related to discontinued products.
11. Restructuring and Related Charges
To better align its resources with its growth strategies and reduce the cost structure, the Company commits to restructuring plans as necessary. The Company initiated a Voluntary Separation Plan (VSP) during the year ended

September 30, 2016, that continued throughout fiscal year 2017 and concluded during the six months ended March 31, 2018. The VSP plan includes severance payments to employees as a result of streamlining business operations for efficiency, elimination of redundancies, and reorganizing business processes. In addition, the Company has undertaken various other restructuring initiatives, including the wind down of the Company’s operations in Italy, restructuring of the Company’s operations in Australia, consolidation of functional support structures on a global basis, and consolidation of the Singaporean research and development center. The table below sets forth the amounts accrued for the restructuring components and related activity:

	Six Months Ended March 31,
	2017	2018
Balance at beginning of the period	$13,217	$3,542
Restructuring charges related to VSP	15,431	320
Charges related to other initiatives	3,295	5,964
Write off charge and other non‑cash activity	(374)	(308)
Cash payments	(24,325)	(9,095)
Other adjustments	(159)	28
Balance at end of the period	$7,085	$451
The balances for accrued restructuring liabilities at September 30, 2017 and March 31, 2018 are recorded in Accrued expenses and other liabilities. The Company expects to incur another $5,012 of restructuring charges during the remaining of fiscal year 2018. Restructuring charges primarily represent severance charges and of the amounts incurred above, $8,141, $4,874, $5,377, and $334 were included in Cost of product sales and services, General and administration expense, Sales and marketing expense and Research and development expense, respectively, during the six months ended March 31, 2017. During the six months ended March 31, 2018, $1,936, $3,113, $733, and $503 were included in Cost of product sales and services, General and administration expense, Sales and marketing expense and Research and development expense, respectively. The Company continues to evaluate restructuring activities that may result in additional charges in the future.
12. Employee Benefit Plans
The Company maintains multiple employee benefit plans.
Certain of the Company’s employees in the UK were participants in a Siemens defined benefit plan established for employees of a UK-based operation acquired by Siemens in 2004. The plan was frozen with respect to future service credits for active employees, however the benefit formula recognized future compensation increases. The Company agreed to establish a replacement defined benefit plan, with the assets of the Siemens scheme transferring to the new scheme on April 1, 2015.
The Company’s employees in Germany also participate in a defined benefit plan. Assets equaling the plan’s accumulated benefit obligation were transferred to a German defined benefit plan sponsored by the Company upon the acquisition of EWT from Siemens. The German entity also sponsors a defined benefit plan for a small group of employees located in France.

Pension expense for the German and UK plans were as follows:

	Three Months Ended March 31,
	2017	2018
Service cost	$267	$243
Interest cost	82	123
Expected return on plan assets	(40)	(32)
Amortization of actuarial losses	188	79
Pension expense for defined benefit plans	$497	$413

	Six Months Ended March 31,
	2017	2018
Service cost	$518	$475
Interest cost	159	241
Expected return on plan assets	(78)	(63)
Amortization of actuarial losses	364	155
Pension expense for defined benefit plans	$963	$808
13. Income Taxes
The income tax provision for interim periods is comprised of tax on ordinary income (loss) provided at the most recent estimated annual effective tax rate, adjusted for the tax effect of discrete items. Management estimates the annual effective tax rate each quarter based on the forecasted annual pretax income or (loss) of its U.S. and non-U.S. operations. Items unrelated to current year ordinary income or (loss) are recognized entirely in the period identified as a discrete item of tax. Discrete items generally relate to changes in tax laws, adjustments to prior year’s actual liability determined upon filing tax returns, adjustments to previously recorded reserves for uncertain tax positions, initially recording or fully reversing valuation allowances, and excess stock compensation deductions.

Effects of the Tax Cuts and Jobs Act

New tax legislation, commonly referred to as the Tax Cuts and Jobs Act (Tax Act), was enacted on December 22, 2017. ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions, January 1, 2018. Though certain key aspects of the new law are effective January 1, 2018 and have an immediate accounting effect, other significant provisions are not yet effective or may not result in accounting effects for September 30 fiscal year companies until October 1, 2018.

The SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed. SAB 118 applies to measuring the impact of tax laws effecting the period of enactment, such as the change in tax rate to 21%, and does not extend to changes as part of the Tax Act that are not effective until after December 31, 2017, such as U.S. taxation of certain global intangible low-taxed income (GILTI).

The SAB summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) that a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Cuts and Jobs Act.

Amounts recorded where accounting is complete in the six months ended March 31, 2018 principally relate to the reduction in the U.S. corporate income tax rate to 21%, which resulted in the Company reporting an income tax benefit of $3,641 to remeasure deferred taxes liabilities associated with indefinitely lived intangible assets that will reverse at the new 21% rate. Absent this deferred tax liability, the Company is in a net deferred tax asset position that is offset by a full valuation allowance. Though the impact of the rate change has a net tax effect of zero, the accounting to determine the gross change in the deferred tax position and the offsetting valuation is not yet complete.

The new law includes a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries. The Company has performed a preliminary analysis, and as a result of an expected overall accumulated deficit, it is not likely that the Company will have a liability for the transition tax. Therefore, the accounting for this matter is provisional until the accumulated earnings and profits analysis is finalized in fiscal 2018.

The Tax Act introduces other new provisions that are effective January 1, 2018 and changes how certain provisions are calculated for fiscal years ending September 30, 2018. These provisions include additional limitations on certain meals and entertainment expenses, and the inclusion of commissions and performance based compensation in determining the excessive compensation limitation applicable to certain employees. We do not expect these new provisions to have a material impact to the Company’s tax expense.
Other significant provisions that are not yet effective but may impact income taxes in future years include: an exemption from U.S. tax on dividends of future foreign earnings, a limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income, a limitation on the use of net operating losses generated after fiscal 2018 to 80% of taxable income, an incremental tax (base erosion anti-abuse tax or BEAT) on excessive amounts paid to foreign related parties, and an income inclusion for foreign earnings in excess of 10% of the foreign subsidiaries tangible assets (GILTI). The company is still evaluating whether to make a policy election to treat the GILTI tax as a period expense or to provide U.S. deferred taxes on foreign temporary differences that are expected to generate GILTI income when they reverse in future years.

Annual Effective Tax Rate

The full year estimated annual effective tax rate, which excludes the impact of discrete items, was 63.1% and 13.0% as of the six months ended March 31, 2017 and 2018 and is reconciled to the U.S. statutory rate as follows.

For the six months ended March 31, 2017, the estimated annual effective tax rate of 63.1% was higher than the U.S federal statutory rate of 35.0% primarily due to a tax charge associated with indefinite deferred tax liabilities that were not offset by a valuation allowance. Other contributing factors were the mix of U.S. and non-U.S. income, and the statutory tax rates at which each is taxed, as well as permanently disallowed interest in certain foreign jurisdictions.

For the six months ended March 31, 2018, the U.S. federal statutory rate of 24.5% is a blended rate based upon the number of days in fiscal 2018 that the company will be taxed at the former statutory rate of 35.0% and the number of days that it will be taxed at the new rate of 21.0%. The estimated annual effective tax rate of 13.0% differs from this blended U.S. federal statutory rate principally due to higher forecasted earnings in the U.S. and certain non-U.S. jurisdictions that permitted the realization of net deferred tax assets which were previously impaired with a valuation allowance. The reduction in the U.S. statutory rate has lessened the impact of foreign statutory tax rate differences as a significant portion of the Company’s foreign income is in jurisdictions with a similar or slightly higher tax rate than 24.5%.

Prior and Current Period Tax Expense

For the six months ended March 31, 2017, income tax benefits of $11,907 as a percentage of pretax losses of $20,212 were 58.9%.   This is slightly less than the estimated annual effective tax rate of 63.1% as a result of discrete tax expense related to adjustments to the prior year actual liability upon the filing of certain foreign income tax returns during the period.

For the six months ended March 31, 2018, the Company recognized an income tax benefit of $2,393, which as a percentage of pretax income of $7,582 was 31.6%. This amount differs from the estimated annual effective tax rate of 13.0% as a result of a discrete tax benefit of $3,641 due to the remeasurement of U.S. deferred tax liabilities associated with indefinite lived intangible assets for the reduction in the U.S. statutory rate from 35.0% to 21.0%. Other discrete items were not material.

The Company projects to maintain a full valuation on U.S. federal and state net deferred tax assets (excluding the tax effects of deferred tax liabilities associated with indefinite lived intangibles) for the year ending September 30, 2018 as a result of pretax losses incurred since the Company’s inception in early 2014. Though the Company reported positive earnings for the first time in 2017 and is projecting earnings in 2018, management believes it is prudent to retain a valuation allowance until a more consistent pattern of actual earnings is established and net operating loss carryforwards begin to be utilized.

There are no amounts of unrecognized tax benefits recorded for the six months ended March 31, 2017 and 2018. Management does not reasonably expect any significant changes to unrecognized tax benefits within next twelve months of the reporting date. U.S. federal, state and foreign tax returns remain open to examination for the year ended September 30, 2014 and forward.

14. Share-Based Compensation

In connection with the IPO, the Board adopted and the Company's stockholders approved the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (or the Equity Incentive Plan), under which equity awards may be made in the respect of 5,100 shares of common stock of the Company. Under the Equity Incentive Plan, awards may be granted in the form of options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, share awards and performance-based awards (including performance share units and performance-based restricted stock).

Share-based compensation expense was $554 and $4,250 during the three months ended March 31, 2017 and 2018, and $1,020 and $6,862 during the six months ended March 31, 2017 and 2018, respectively. The unrecognized compensation expense related to stock options and restricted stock units was $3,073 and $20,230, respectively at March 31, 2018, and is expected to be recognized over a weighted average period of 3.8 years and 1.6 years, respectively. No cash was received from the exercise of stock options during the three months ended March 31, 2018, as such activity was part of a cashless net exercise.

Option awards vest rateably at 25% per year, and are exercisable at the time of vesting. The options granted have a ten-year contractual term.

    A summary of the stock option activity as of March 31, 2018 is presented below (amounts in thousands except per share amounts):

	Options	Weighted Average Exercise Price/Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2017	9,060	$5.18	7.5 years	$11,011
Granted	34	24.25
Exercised	(1,018)	4.74
Forfeited	(87)	7.65
Expired	—	—
Outstanding at March 31, 2018	7,989	5.29	7.9 years	$10,045
Options exercisable at March 31, 2018	5,516	$4.87	6.5 years	$5,569

The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the six months ended March 31, 2018 was $18,988.

A summary of the status of the Company's non-vested stock options as of and for the six month period ended March 31, 2018 is presented below.

	Shares	Weighted Average Grant Date Fair Value/Share
Nonvested at September 30, 2017	4,300	$1.36
Granted	34
Vested	(1,774)	1.07
Forfeited	(87)	2.00
Nonvested at March 31, 2018	2,473	$1.59

The total fair value of options vested during the six months ended March 31, 2018, was $1,670.

Restricted Stock Units
In addition to the establishment of the Equity Incentive Plan, in connection with the IPO, the Company entered into restricted stock unit (“RSU”) agreements with each of the executive officers and certain other key members of management. Pursuant to the RSU agreements, recipients received, in the aggregate, 1,197 stock-settled RSUs, the aggregate value of which equals $25,000. The RSUs will vest and settle in full upon the second anniversary of the IPO (the “Vesting Date”).
The following is a summary of the RSU activity for the six months ended March 31, 2018.

	Shares	Weighted Average Grant Date Fair Value/Share
Outstanding at September 30, 2017	—	$—
Granted	1,201	20.89
Forfeited	(4)	20.88
Outstanding at March 31, 2018	1,197	$20.89

15. Concentration of Credit Risk
The Company’s cash and cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. The Company’s trade receivables do not represent a significant concentration of credit risk at September 30, 2017 and March 31, 2018 due to the wide variety of customers and markets into which products are sold and their dispersion across geographic areas. The Company does perform ongoing credit evaluations of its customers and maintains an allowance for potential credit losses on trade receivables. As of and for the three and six months ended March 31, 2017 and 2018, no customer accounted for more than 10% of net sales or net accounts receivable.
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
16. Related‑Party Transactions
Transactions with Investors
The Company paid an advisory fee of $1,000 per quarter to AEA Investors LP (AEA), the private equity firm and ultimate majority shareholder. Upon the IPO, the Company stopped paying these fees to AEA and as a result, only paid $333 during the three and six months ended March 31, 2018. In addition, the Company reimbursed AEA for normal and customary expenses incurred by AEA on behalf of the Company. The Company incurred expenses, excluding advisory fees, of $57 and $43 in the six months ended March 31, 2017 and 2018, respectively. The amounts owed to AEA were $38 and $0 at September 30, 2017 and March 31, 2018, respectively, and were included in Accrued expenses and other liabilities.
AEA, through two of its affiliated funds, is one of the lenders in the First Lien Term Loan Facility and had a commitment of $16,218 and $14,337 at September 30, 2017 and March 31, 2018, respectively.
The Company also has a related party relationship with one of its customers, who is also a shareholder of the Company. The Company had sales to this customer of $1,389 and $289 during the three months ended March 31, 2017 and 2018, and $1,564 and $585 during the six months ended March 31, 2017 and 2018, respectively, and was owed $2,354 and $1,063 from them at September 30, 2017 and March 31, 2018, respectively.

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
Total rent expense was $4,360 and $4,817 for the three months ended March 31, 2017 and 2018, respectively, and $8,833 and $9,754 for the six months ended March 31, 2017 and 2018, respectively.
Future minimum aggregate rental payments under non-cancelable operating leases are as follows:

Operating Leases
Fiscal Year
Remainder of 2018	$5,497
2019	9,920
2020	8,456
2021	6,459
2022	4,121
Thereafter	10,275
Total	$44,728
Capital Leases
The gross and net carrying values of the equipment under capital leases was $43,727 and $30,302, respectively, as of September 30, 2017 and was $48,146 and $30,613, respectively, as of March 31, 2018 and are recorded in Property, plant and equipment, net.
The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of March 31, 2018.

Capital Leases
Fiscal Year
Remainder of 2018	$5,278
2019	9,757
2020	8,166
2021	5,082
2022	3,194
Thereafter	1,860
Total	33,337
Less amount representing interest (at rates ranging from 2.15% to 3.65%)	2,196
Present value of net minimum capital lease payments	31,141
Less current installments of obligations under capital leases	10,728
Obligations under capital leases, excluding current installments	$20,413

The current installments of obligations under capital leases are included in Accrued expenses and other liabilities. Obligations under capital leases, excluding current installments, are included in other non-current liabilities.
The Company is a lessor to multiple parties. The Company purchases equipment through internal funding or bank debt equal to the fair market value of the equipment. The equipment is then leased to customers for periods ranging from five to twenty years. As of March 31, 2018, future minimum lease payments receivable under operating leases are as follows:

Operating Leases
Fiscal year
Remainder of 2018	$3,147
2019	6,107
2020	7,257
2021	5,547
2022	5,395
Thereafter	63,356
Future minimum lease payments	$90,809
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
As of September 30, 2017 and March 31, 2018 and the Company had letters of credit totaling $17,274 and $20,663, respectively, and surety bonds totaling $87,849 and $98,820, respectively, outstanding under the Company’s credit arrangements.  The longest maturity date of the letters of credit and surety bonds in effect as of March 31, 2018 was March 31, 2024. Additionally, as of September 30, 2017 and March 31, 2018, the Company had letters of credit totaling $901 and $922, respectively, and surety bonds totaling $12,970 and $5,570, respectively, outstanding under the Company’s prior arrangement with Siemens.
Litigation
From time to time, the Company is subject to various claims, charges and litigation matters that arise in the ordinary course of business. The Company believes these actions are a normal incident of the nature and kind of business in which the Company is engaged. While it is not feasible to predict the outcome of these matters with certainty, the Company does not believe that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on its business, financial condition, results of operations or prospects.

18. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	September 30, 2017	March 31, 2018
Salaries, wages and other benefits	$52,116	$30,287
Severance payments	3,542	451
Taxes, other than income	9,244	10,289
Obligations under capital leases	9,777	10,728
Third party commissions	6,968	4,810
Insurance liabilities	4,915	5,640
Provisions for litigation	4,715	1,117
Earn outs related to acquisitions	4,304	4,765
Other	26,342	23,911
	$121,923	$91,998
The reduction in Accrued Expenses and Other Liabilities is primarily due to timing of cash payments for various employee-related liabilities, along with the payment of accrued expenses related to the IPO during the six months ended March 31, 2018.
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2018	2017	2018
Total sales
Industrial	$161,505	$183,949	$308,510	$352,217
Municipal	68,694	73,498	138,080	142,811
Products	87,939	98,237	166,906	180,007
Total sales	318,138	355,684	613,496	675,035
Intersegment sales
Industrial	1,048	2,690	2,347	5,764
Municipal	5,140	9,214	11,895	16,621
Products	12,048	10,091	19,480	21,909
Total intersegment sales	18,236	21,995	33,722	44,294
Sales to external customers
Industrial	160,457	181,259	306,163	346,453
Municipal	63,554	64,284	126,185	126,190
Products	75,890	88,147	147,425	158,097
Total sales	299,901	333,690	579,773	630,740
Earnings before interest, taxes, depreciation and amortization (EBITDA)
Industrial	35,373	41,713	67,374	81,840
Municipal	8,526	9,758	17,088	16,350
Products	16,956	22,972	31,855	33,646
Corporate	(30,001)	(28,155)	(72,358)	(55,838)
Total EBITDA	30,854	46,288	43,959	75,998
Depreciation and amortization
Industrial	9,528	10,709	18,440	20,854
Municipal	2,050	1,777	4,125	3,577
Products	3,105	3,087	6,639	6,076
Corporate	4,190	4,907	8,316	9,856
Total depreciation and amortization	18,873	20,480	37,520	40,363
Income (loss) from operations
Industrial	25,845	31,004	48,934	60,986
Municipal	6,476	7,981	12,963	12,773
Products	13,851	19,885	25,216	27,570
Corporate	(34,191)	(33,062)	(80,674)	(65,694)
Total income from operations	11,981	25,808	6,439	35,635
Interest expense	(11,898)	(10,810)	(26,651)	(28,053)
Income (loss) before income taxes	83	14,998	(20,212)	7,582
Income tax benefit (expense)	4,812	(2,018)	11,907	2,393
Net income (loss)	$4,895	$12,980	$(8,305)	$9,975
Capital expenditures
Industrial	$10,765	$11,554	$21,764	$20,502
Products	1,596	1,139	2,581	2,321
Municipal	838	1,225	1,434	2,972
Corporate	367	2,495	1,450	5,875
Total capital expenditures	$13,566	$16,413	$27,229	$31,670

	September 30, 2017	March 31, 2018
Assets
Industrial	$461,471	$480,435
Municipal	155,698	139,195
Products	513,941	535,792
Corporate	342,199	344,437
Total assets	$1,473,309	$1,499,859
Goodwill
Industrial	$128,190	$130,186
Municipal	9,865	9,961
Products	183,858	189,751
Total goodwill	$321,913	$329,898

20. Earnings Per Share
The following table sets forth the computation of basic and diluted loss from continuing operations per common share (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2018	2017	2018
Numerator:
Numerator for basic and diluted loss per common share—Net (loss) income attributable to Evoqua Water Technologies	$3,198	$12,503	$(10,401)	$8,790
Denominator:
Denominator for basic net (loss) income per common share—weighted average shares	104,632	113,770	104,632	113,770
Effect of dilutive securities:
Share‑based compensation	3,109	5,445	—	5,773
Denominator for diluted net loss per common share—adjusted weighted average shares	107,741	119,215	104,632	119,543
Basic (loss) income attributable to Evoqua Water Technologies per common share	$0.03	$0.11	$(0.10)	$0.08
Diluted (loss) income attributable to Evoqua Water Technologies per common share	$0.03	$0.10	$(0.10)	$0.07
Since the Company was in a net loss position for the six months ended March 31, 2017, there was no difference between the number of shares used to calculate basic and diluted loss per share. Because of their anti-

dilutive effect, 8,901 common share equivalents, comprised of employee stock options, have been excluded from the diluted EPS calculation for the six months ended March 31, 2017.

21. Subsequent Events
On April 2, 2018, the Company granted 1,325 options to certain employees of the Company and 19 restricted stock units to certain non-employee directors of the Company.
On April 9, 2018, WTG Holdings Coöperatief U.A., a wholly-owned subsidiary of the Company, completed the sale of 100% of the corporate capital of Evoqua Water Technologies S.r.l., which includes the Company’s former operations in Italy, to Giotto Water S.r.l. The aggregate purchase price paid in cash by Giotto in the transaction was €350,000, subject to certain earn out adjustments to be paid by Giotto in connection with the realization of specified tax benefits relating to previous years.

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

•
Within the Industrial Segment, we primarily provide tailored solutions in collaboration with our customers backed by life‑cycle services including on‑demand water, build own operate (“BOO”), recycle and reuse and emergency response service alternatives to improve operational reliability, performance and environmental compliance.

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
Product and Technology Development
We develop our technologies through in‑house research, development and engineering and targeted tuck‑in, technology‑enhancing and geography‑expanding acquisitions. We have a reservoir of recently launched technologies and a strong pipeline of new offerings designed to provide customers with innovative, value‑enhancing solutions. Furthermore, we have successfully completed ten technology‑enhancing and geography‑expanding acquisitions since April 2016 to add new capabilities and cross‑selling opportunities in areas such as electrochemical and electrochlorination cells, regenerative media filtration, anodes, UV disinfection and aerobic and anaerobic biological treatment technologies. We are able to rapidly scale new technologies using our leading direct and third‑party sales channels and our relationships with key influencers, including municipal representatives, engineering firms, designers and other system specifiers. We believe our continued investment in driving penetration of our recently launched technologies, robust pipeline of new capabilities and best‑in‑class channels to market will allow us to continue to address our customer needs across the water lifecycle.
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

Acquisitions and Divestitures
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
Changes in costs and availability. We have significant exposures to certain commodities, including steel, caustic, carbon, calcium nitrate and iridium, and volatility in the market price and availability of these commodity input materials has a direct impact on our costs and our business. For example, the U.S. government has recently proposed imposing greater restrictions on international trade, including tariffs and/or other trade restraints on certain steel and aluminum imports. These restrictions, particularly those related to China, could increase the cost of our products and restrict availability of certain commodities, which may result in delays in our execution of projects. There can be no assurance that we will be able to recuperate these higher costs from our customers through product price increases. If we are unable to manage commodity fluctuations through pricing actions, cost savings projects and sourcing decisions as well as through consistent productivity improvements, it may adversely impact our gross profit and gross margin. Further, additional potential acquisitions and international expansion will place increased demands on our operational, managerial, administrative and other resources. Managing our growth effectively will require us to continue to enhance our management systems, financial and management controls and information systems. We will also be required to hire, train and retain operational and sales personnel, which affects our operating margins.
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
The following is a reconciliation of our net income (loss) to Adjusted EBITDA (unaudited, amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2018	2017	2018
Net income (loss)	$4,895	$12,980	$(8,305)	$9,975
Interest expense	11,898	10,810	26,651	28,053
Income tax (benefit) expense	(4,812)	2,018	(11,907)	(2,393)
Depreciation and amortization	18,873	20,480	37,520	40,363
EBITDA	30,854	46,288	43,959	75,998
Restructuring and related business transformation costs (a)	9,875	8,228	23,033	16,343
Purchase accounting adjustment costs (b)	10	—	229	—
Share-based compensation (c)	554	4,250	1,020	6,862
Sponsor fees (d)	1,000	—	2,000	333
Transaction costs (e)	2,400	846	3,759	1,360
Other gains, losses and expenses (f)	(764)	(1,912)	7,171	(3,215)
Adjusted EBITDA	$43,929	$57,700	$81,171	$97,681

(a)	Represents:

(i)
costs and expenses in connection with various restructuring initiatives since our acquisition, through our wholly-owned entities, EWT Holdings II Corp. and EWT Holdings III Corp., of all of the outstanding shares of Siemens Water Technologies, a group of legal entity businesses formerly owned by Siemens Aktiengesellschaft, on January 15, 2014 (the “AEA Acquisition”), including severance costs, relocation costs, recruiting expenses, write‑offs of inventory and fixed assets and third‑party consultant costs to assist with these initiatives (includes (A) $5.7 million and $15.9 million for the three and six months ended March 31, 2017, respectively, and $0.0 million and $0.3 million for the three months and six months ended March 31, 2018, respectively, (all of which is reflected as a component of Restructuring charges in “Note 11-Restructuring and Related Charges” to our unaudited condensed consolidated financial statements included in this Report) related to our voluntary separation plan pursuant to which approximately 220 employees accepted separation packages, and (B) $1.5 million and $2.7 million for the three and six months ended March 31, 2017, respectively, reflected as a components of Cost of product sales and services ($0.9 million and $1.7 million for the three and six month periods, respectively), and General and administrative expense ($0.6 million and $1.0 million for the three and six month periods, respectively); and $1.9 million and $5.4 million for the three and six month periods ended March 31, 2018, respectively, reflected as components of Cost of product sales and services ($0.3 million and $1.6 million for the three and six month periods, respectively), Research and development expense ($0.2 million and $0.5 million for the three and six month periods, respectively), Sales and marketing expense ($0.2 million and $0.5 million for the three and six month periods, respectively) and General and administrative expense ($1.2 million and $2.8 million for the three and six month periods, respectively) (all of which is reflected as a component of Restructuring charges in “Note 11-Restructuring and Related Charges” to our unaudited condensed consolidated financial statements included in this Report) related to various other initiatives implemented to restructure and reorganize our business with the appropriate management team and cost structure);

(ii)
legal settlement costs and intellectual property related fees associated with legacy matters prior to the AEA Acquisition, including fees and settlement costs related to product warranty litigation on MEMCOR products and certain discontinued products ($0.3 million and $0.8 million for the three and six months ended March 31, 2017, respectively, reflected as components of Cost of product sales and services ($0.1 million and $0.2 million for the three and six month periods, respectively) and General and administrative expense ($0.2 million and $0.6 million for the three and six month periods, respectively), and $0.9 million and $1.0 million for the three and six months ended March 31, 2018, reflected as components of Cost of product sales and services ($0.3 million and $0.4 million for the three and six month periods, respectively) and General and administrative expense ($0.6 million and $0.6 million for the three and six month periods, respectively));

(iii)
expenses associated with our information technology and functional infrastructure transformation following the AEA Acquisition, including activities to optimize information technology systems and functional infrastructure processes ($2.3 million and $3.7 million for the three and six months ended March 31, 2017, primarily reflected as components of Cost of product sales and services ($1.2 million and $1.7 million for the three and six month periods, respectively), Sales and marketing expense ($0.2 million and $0.5 million for the three and six month periods, respectively) and General and administrative expense ($0.9 million and $1.5 million for the three and six month periods, respectively), and $3.4 million and $4.7 million in the three and six months ended March 31, 2018, primarily reflected as components of Cost of product sales and services ($1.2 million and $2.2 million for the three and six month periods, respectively), Sales and marketing expense ($0.1 million for the three and six months periods, respectively) and General and administrative expense ($2.1 million and $2.4 million for the three and six month periods, respectively)); and

(iv)
costs incurred by us in connection with our IPO and secondary offering, including consultant costs and public company compliance costs ($2.0 million and $5.0 million for the three and six months ended March 31, 2018, respectively, all reflected as a component of General and administrative expense).

(b)	Represents adjustments for the effect of the purchase accounting step-up in the value of inventory to fair value recognized in cost of goods sold as a result of the acquisition of Magneto.

(c)
Represents non‑cash stock‑based compensation expenses related to option awards. See “Note 14-Share-Based Compensation” to our unaudited condensed consolidated financial statements included in this Report for further detail.

(d)
Represents management fees paid to AEA pursuant to the management agreement. Pursuant to the management agreement, AEA provided advisory and consulting services to us in connection with the AEA Acquisition, including investment banking, due diligence, financial advisory and valuation services. AEA also provided ongoing advisory and consulting services to us pursuant to the management agreement. In connection with the IPO, the management agreement was terminated. See “Note 16-Related-Party Transactions” to our unaudited condensed consolidated financial statements included in this Report for further detail.

(e)
Represents expenses associated with acquisition and divestiture related activities and post‑acquisition integration costs and accounting, tax, consulting, legal and other fees and expenses associated with acquisition transactions ($2.4 million and $3.8 million in the three and six months ended March 31, 2017, respectively, and $0.8 million and $1.4 million in the three and six months ended March 31, 2018, respectively).

(f)	Represents:

(i)
impact of foreign exchange gains and losses ($2.5 million gain and $5.2 million loss in the three and six months ended March 31, 2017, respectively, and $2.1 million gain and $3.7 million gain in the three and six months ended March 31, 2018, respectively);

(ii)
foreign exchange impact related to headquarter allocations ($0.9 million loss and $1.1 million loss for the three and six months ended March 31, 2017, respectively, and $0.2 million gain for the three and six months ended March 31, 2018, respectively); and

(iii)
expenses related to maintaining non-operational business locations ($0.6 million and $0.7 million in the three and six months ended March 31, 2017, respectively, and $0.5 million $0.7 million in the three and six months ended March 31, 2018, respectively).

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated:

	Three Months Ended March 31,					Six Months Ended March 31,
	2017		2018			2017		2018
		% of Revenues		% of Revenues	% Variance		% of Revenues		% of Revenues	% Variance
	(in thousands)					(in thousands)
Revenue from product sales and services	$299,901	100.0%	$333,690	100.0%	—%	$579,773	100.0%	$630,740	100.0%	—%
Cost of product sales and services	(205,568)	(68.5)%	(225,693)	(67.6)%	(1.3)%	(403,372)	(69.6)%	(434,364)	(68.9)%	(1.0)%
Gross profit	94,333	31.5%	107,997	32.4%	2.9%	176,401	30.4%	196,376	31.1%	2.3%
General and administrative expense	(40,211)	(13.4)%	(44,742)	(13.4)%	—%	(89,397)	(15.4)%	(83,807)	(13.3)%	(13.6)%
Sales and marketing expense	(36,690)	(12.2)%	(34,330)	(10.3)%	(15.6)%	(71,783)	(12.4)%	(68,571)	(10.9)%	(12.1)%
Research and development expense	(5,086)	(1.7)%	(4,021)	(1.2)%	(29.4)%	(10,091)	(1.7)%	(8,674)	(1.4)%	(17.6)%
Other operating (expense) income	(365)	(0.1)%	904	0.3%	(400.0)%	1,309	0.2%	311	—%	(100.0)%
Interest expense	(11,898)	(4.0)%	(10,810)	(3.2)%	(20.0)%	(26,651)	(4.6)%	(28,053)	(4.4)%	(4.3)%
Loss before income taxes	83	—%	14,998	4.5%		(20,212)	(3.5)%	7,582	1.2%
Income tax benefit (expense)	4,812	1.6%	(2,018)	(0.6)%	(137.5)%	11,907	2.1%	2,393	0.4%	(81.0)%
Net income (loss)	4,895	1.6%	12,980	3.9%	143.8%	(8,305)	(1.4)%	9,975	1.6%	(214.3)%
Net income attributable to non‑controlling interest	1,697	0.6%	477	0.1%	(83.3)%	2,096	0.4%	1,185	0.2%	(50.0)%
Net income (loss) attributable to Evoqua Water Technologies Corp.	$3,198	1.1%	$12,503	3.7%	236.4%	$(10,401)	(1.8)%	$8,790	1.4%	(177.8)%

Weighted average shares outstanding
Basic	104,632		113,770			104,632		113,770
Diluted	107,741		119,215			104,632		119,543
Earnings (loss) per share
Basic	$0.03		$0.11			$(0.10)		$0.08
Diluted	$0.03		$0.10			$(0.10)		$0.07

Other financial data:
Adjusted EBITDA(1)	$43,929	14.6%	$57,700	17.3%	18.5%	$81,171	14.0%	$97,681	15.5%	10.7%

(1)
For the definition of Adjusted EBITDA and a reconciliation to net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see “How We Assess the Performance of Our Business-Adjusted EBITDA.”

Consolidated Results
Revenues-Revenues increased $33,789, or 11.3%, to $333,690 in the three months ended March 31, 2018 from $299,901 in the three months ended March 31, 2017. Revenues increased $50,967, or 8.8%, to $630,740 in the six months ended March 31, 2018 from $579,773 in the six months ended March 31, 2017.
The following table provides the change in revenues from product sales and revenues from services, respectively:

	Three Months Ended March 31,					Six Months Ended March 31,
	2017		2018		% Variance	2017		2018		% Variance
		% of Revenues		% of Revenues			% of Revenues		% of Revenues
	(in thousands)					(in thousands)
Revenue from product sales	$159,942	53.3%	$191,701	57.4%	19.9%	$306,291	46.7%	$349,724	42.6%	14.2%
Revenue from services	139,959	46.7%	141,989	42.6%	1.5%	273,482	53.3%	281,016	57.4%	2.8%
	$299,901		$333,690		11.3%	$579,773		$630,740		8.8%
Revenues from product sales increased $31,759, or 19.9%, to $191,701 in the three months ended March 31, 2018 from $159,942 in the three months ended March 31, 2017. The increase in product revenues was primarily due to the growth in capital projects of $14,393 year-over-year in addition to revenue from the acquisitions of Noble, ADI, Olson, Pure Water and Pacific Ozone, which accounted for $10,238 of increased revenues. Aftermarket and other component product sales also had organic revenue growth of $3,319. The remaining increase of $3,809 was due to gains from foreign currency translation.
Revenues from product sales increased $43,433, or 14.2%, to $349,724 in the six months ended March 31, 2018 from $306,291 in the six months ended March 31, 2017. The increase in product revenues was primarily due to the acquisitions of Noble, ADI, Olson, Pure Water and Pacific Ozone, which accounted for $19,121 of the growth in revenues year-over-year. Growth in capital projects resulted in an increase of $11,577 and aftermarket and other component product sales had organic growth of $6,888. The remaining increase of $5,847 was due to gains from foreign currency translation.
Revenues from services increased $2,030, or 1.5%, to $141,989 in the three months ended March 31, 2018 from $139,959 in the three months ended March 31, 2017. The main driver of this increase was the timing of the delivery of services as compared to the prior year. The remaining increase was due to $486 recognized from the Noble and Pure Water acquisitions.
Revenues from services increased $7,534, or 2.8%, to $281,016 in the six months ended March 31, 2018 from $273,482 in the six months ended March 31, 2017. The increase was driven mainly by organic revenue growth, including volume driven increases in Industrial service revenue of approximately $6,378 associated with account penetration in the power, hydrocarbon processing and chemical processing markets. Another $922 was recognized from the Noble and Pure Water acquisitions. The remaining $234 was the result of timing of delivery of services in the current period as compared to the prior period.
Cost of Sales and Gross Margin-Total gross margin increased to 32.4% in the three months ended March 31, 2018 from 31.5% in the three months ended March 31, 2017. Total gross margin increased slightly to 31.1% in the six months ended March 31, 2018 from 30.4% in the six months ended March 31, 2017.
The following table provides the change in cost of product sales and cost of services, respectively, along with related gross margins:

	Three Months Ended March 31,				Six Months Ended March 31,
	2017		2018		2017		2018
		Gross Margin %		Gross Margin %		Gross Margin %		Gross Margin %
	(in thousands)				(in thousands)
Cost of product sales	$105,015	34.3%	$123,240	35.7%	$207,463	32.3%	$228,305	34.7%
Cost of services	100,553	28.2%	102,453	27.8%	195,909	28.4%	206,059	26.7%
	205,568	31.5%	$225,693	32.4%	$403,372	30.4%	$434,364	31.1%
Cost of product sales increased by approximately $18,225 in the three months ended March 31, 2018 from $105,015 in the three months ended March 31, 2017. The increase in cost of product sales was primarily driven by the volume increases year-over-year related to organic capital project and aftermarket revenues, which accounted for $14,044 of the increase, as well as due to the acquisitions of Noble, ADI, Olson, Pure Water and Pacific Ozone, which accounted for $5,841 of the increase. These increases were offset by a reduction in warranty expense of $1,660.
Cost of product sales increased $20,842 to $228,305, in the six months ended March 31, 2018 from $207,463 in the six months ended March 31, 2017. The increase in cost of product sales was primarily driven by the increased volume in capital projects and aftermarket revenues, which accounted for $10,248 of the increase, as well as the acquisitions of ADI, Olson, Pure Water and Pacific Ozone, which accounted for $10,594 of the increase year-over-year.
Cost of services increased by approximately $1,900 in the three months ended March 31, 2018 from $100,553 in the three months ended March 31, 2017. The increase in cost of services was mainly related to an overall increase in revenue volume.
Cost of services increased by $10,150 to $206,059 in the six months ended March 31, 2018 from $195,909 in the six months ended March 31, 2017. The increase in cost of services was mainly related to an overall increase in revenue volume.
Operating Expenses-Operating expenses increased $1,106, or (1.3)%, to $83,093 in the three months ended March 31, 2018 from $81,987 in the three months ended March 31, 2017. The increase in operating expenses was primarily due increased expenses of $2,843 due to the acquisitions of Noble, ADI, Olson, Pure Water and Pacific Ozone in addition to the costs incurred related to the secondary offering of $1,577. These increases were offset by a $2,826 reduction in restructuring expenses and employment costs driven by the cost improvement initiatives implemented in the current and prior year and reduction in research and development spending of $488.
Operating expenses decreased $10,219, or 6.0%, to $161,052 in the six months ended March 31, 2018 from $171,271 in the six months ended March 31, 2017. The decrease in operating expense was primarily due to a $6,237 reduction in restructuring expenses and employment costs driven by the cost improvement initiatives implemented in the current and prior year in addition to unfavorable translation adjustments of $8,897 incurred in the prior year. These improvements in operating expenses were offset by increased expenses of $4,915 due to the acquisitions of Noble, ADI, Olson, Pure Water and Pacific Ozone. A discussion of operating expenses by category is as follows:
Research and Development Expense - Research and development expenses decreased due to reduced spending and an increase of cost reimbursements received from outside parties over the same periods in the prior year.
Sales and Marketing Expense - Sales and marketing expenses had a decrease mainly due to a reduction in restructuring charges and lower employment costs.
General and Administrative Expense - General and administrative expenses increased $4,531, or 11.0%, to $44,742 in the three months ended March 31, 2018 from $40,211 in the three months ended March 31, 2017. This increase in general and administrative expenses was primarily due to $2,843 related to the Noble, ADI, Olson, Pure Water and Pacific Ozone acquisitions in addition to costs incurred of $1,577 related to the secondary offering. Additionally, there were higher depreciation and amortization costs driven by capital investments.
General and administrative expenses decreased $5,714 , or 6.4%, to $83,807 in the six months ended March 31, 2018 from $89,397 in the six months ended March 31, 2017. This decrease in general and administrative expenses was primarily due to favorable foreign currency impacts on the intracompany loans of $8,897 as well as $1,761 lower employment costs driven by the restructuring and cost improvement initiatives implemented in the current and prior year. These reductions were offset by increases due to acquisitions of $4,298 and higher depreciation and amortization costs driven by capital investments.

Other Operating Income (Expense), Net-Other operating income increased $1,269, or 347.7%, to income of $904 in the three months ended March 31, 2018 from expense of $365 in the three months ended March 31, 2017. In the three months ended March 31, 2018, the Company had a gain from the sale of precious metals that resulted in approximately $500, in addition to an insurance settlement of $100. There were no similar transactions in the three months ended March 31, 2017.
Other operating income decreased $998, or 76.2%, to expense of $311 in the six months ended March 31, 2018 from income of $1,309 in the six months ended March 31, 2017. In addition to the changes mentioned for the three months ended, during the six months ended March 31, 2017, the Company had a gain on sale of equipment of $446. The six months ended March 31, 2018 had a loss on sale of equipment of $102.
Interest Expense-Interest expense decreased $1,088, or 9.1%, to $10,810 in the three months ended March 31, 2018 from $11,898 in the three months ended March 31, 2017. The decrease in interest expense was primarily due the reduction in the overall loan balance due to a $100,000 prepayment during the first quarter of the current fiscal year, coupled with the refinancing that occurred in December 2017. Interest expense increased $1,402, or 5.3%, to $28,053 in the six months ended March 31, 2018 from $26,651 in the six months ended March 31, 2017. The increase in interest expense was primarily due to the increase in charges associated with the $100,000 prepayment of the Term Loan in November 2017 coupled with the refinancing that occurred in December 2017.
Income Tax Benefit-An Income tax benefit (expense) of $4,812 and $(2,018) was recorded for the three months ended March 31, 2017 and 2018, respectively. The increase in tax expense is principally the result of significantly stronger earnings compared to the same quarter in the prior year. In each period, discrete items were not material, and there were no material changes to amounts reported in the first quarter as a result of the Tax Act.
An income tax benefit of $11,907 and $2,393 was recorded for the six months ended ended March 31, 2017 and 2018, respectively. This decrease is partially offset by a discrete tax benefit of $3,641 to remeasure U.S. deferred tax liabilities associated with indefinite lived intangible assets from 35.0% to 21.0%. Other than accounting for the reduced U.S. federal tax rate to 21.0%, there are currently no other U. S. tax reform effects reflected in operating results as either such amounts are not expected to be material, or certain other applicable provisions are not effective for fiscal year tax filers until October 1, 2018.
Net Income-Net income increased by $8,085, or 165.2%, to $12,980 for the three months ended March 31, 2018 from $4,895 in the three months ended March 31, 2017. This increase was primarily driven by increased sales and gross profit, offset by an increase in operating expenses, as described above. Net income increased by $18,280, or 220.1%, to net earnings of $9,975 for the six months ended March 31, 2018 from a net loss of $(8,305) in the six months ended March 31, 2017. This increase was primarily driven by increased sales and gross profit, as well as by a reduction in operating expenses, as described above.
Adjusted EBITDA-Adjusted EBITDA increased $13,771, or 31.3%, to $57,700 for the three months ended March 31, 2018 from $43,929 for the three months ended March 31, 2017. Adjusted EBITDA increased $16,510, or 20.3%, to $97,681 for the six months ended March 31, 2018 from $81,171 for the six months ended March 31, 2017. Benefits derived from restructuring and operational efficiencies that were implemented in the current and prior fiscal year, as well as increased volume and accretive profitability associated with organic revenue growth and current and prior year acquisitions, provided for the increase in Adjusted EBITDA.

Segment Results

	Three Months Ended March 31,			Six Months Ended March 31,
	2017	2018	% Variance	2017	2018	% Variance
	(in thousands)			(in thousands)
Revenues
Industrial	$160,457	$181,259	13.0%	$306,163	$346,453	13.2%
Municipal	63,554	64,284	1.1%	126,185	126,190	—%
Products	75,890	88,147	16.2%	147,425	158,097	7.2%
Total Consolidated	$299,901	$333,690	11.3%	$579,773	$630,740	8.8%
Percentage of total consolidated revenues
Industrial	53.5%	54.3%		52.8%	54.9%
Municipal	21.2%	19.3%		21.8%	20.0%
Products	25.3%	26.4%		25.4%	25.1%
Total Consolidated	100%	100%		100%	100%
Operating Profit
Industrial	$25,845	$31,004	20.0%	$48,934	$60,986	24.6%
Municipal	6,476	7,981	23.2%	12,963	12,773	(1.5)%
Products	13,851	19,885	43.6%	25,216	27,570	9.3%
Corporate	(34,191)	(33,062)	3.3%	(80,674)	(65,694)	18.6%
Total Consolidated	$11,981	$25,808	115.4%	$6,439	$35,635	453.4%
Operating profit as a percentage of total consolidated revenues
Industrial	8.6%	9.3%		16.3%	18.3%
Municipal	2.2%	2.4%		4.3%	3.8%
Products	4.6%	6.0%		8.4%	8.3%
Corporate	(11.4)%	(9.9)%		(26.9)%	(19.7)%
Total Consolidated	3.6%	7.7%		1.9%	10.7%
EBITDA
Industrial	$35,373	$41,713	17.9%	$67,374	$81,840	21.5%
Municipal	8,526	9,758	14.4%	17,088	16,350	(4.3)%
Products	16,956	22,972	35.5%	31,855	33,646	5.6%
Corporate and unallocated costs	(30,001)	(28,155)	(6.2)%	(72,358)	(55,838)	(22.8)%
Total Consolidated	$30,854	$46,288	50.0%	$43,959	$75,998	72.9%
EBITDA as a percentage of total consolidated revenues
Industrial	11.8%	12.5%		22.5%	24.5%
Municipal	2.8%	2.9%		5.7%	4.9%
Products	5.7%	6.9%		10.6%	10.1%
Corporate and unallocated costs	(10.0)%	(8.4)%		(24.1)%	(16.7)%
Total Consolidated	9.2%	13.9%		13.2%	22.8%
EBITDA on a segment basis is defined as earnings before interest, taxes, depreciation and amortization. The following is a reconciliation of our segment operating profit to EBITDA on a segment basis:

	Three Months Ended March 31,
	2017			2018
	Industrial	Municipal	Products	Industrial	Municipal	Products
	(in thousands)
Operating Profit	$25,845	$6,476	$13,851	$31,004	$7,981	$19,885
Interest expense(1)	—	—	—	—	—	—
Income tax expense (benefit)(1)	—	—	—	—	—	—
Depreciation and amortization	(9,528)	(2,050)	(3,105)	(10,709)	(1,777)	(3,087)
EBITDA	$35,373	$8,526	$16,956	$41,713	$9,758	$22,972

	Six Months Ended March 31,
	2017			2018
	Industrial	Municipal	Products	Industrial	Municipal	Products
	(in thousands)
Operating Profit	$48,934	$12,963	$25,216	$60,986	$12,773	$27,570
Interest expense(1)	—	—	—	—	—	—
Income tax expense (benefit)(1)	—	—	—	—	—	—
Depreciation and amortization	(18,440)	(4,125)	(6,639)	(20,854)	(3,577)	(6,076)
EBITDA	$67,374	$17,088	$31,855	$81,840	$16,350	$33,646

(1)	Interest expense and Income tax expense (benefit) are corporate activities that are not allocated to our three reportable segments.
Industrial
Revenues in the Industrial Segment increased $20,802, or 13.0%, to $181,259 in the three months ended March 31, 2018 from $160,457 in the three months ended March 31, 2017. The increase in revenue was driven by further capital penetration primarily in the power market and remediation projects of $10,720. Service revenue increased $635 primarily in the power, hydrocarbon processing and chemical processing. In addition, an increase of $9,447 of revenue was attributable to our acquisitions of ADI, Noble and Pure Water.
Revenues in the Industrial Segment increased $40,290, or 13.2%, to $346,453 in the six months ended March 31, 2018 from $306,163 in the six months ended March 31, 2017. Further capital penetration, primarily in the power market and remediation projects, resulted in an increase of $14,334. Service revenue also increased $7,791 primarily in power, hydrocarbon processing and chemical processing. Another increase of $18,165 of revenue was attributable to our acquisitions of ADI, Noble and Pure Water.
Operating profit in the Industrial Segment increased $5,159, or 20.0%, to $31,004 in the three months ended March 31, 2018 from $25,845 in the three months ended March 31, 2017. The increase in operating profit was primarily related to $3,505 of benefits experienced as a result of lower employment costs driven by restructuring and cost improvement initiatives implemented in the current and prior fiscal year and an increase of $2,327 from the ADI, Noble and Pure Water acquisitions. Excluding the impact of acquisitions, Industrial Segment profitability driven by volume of $508 was tempered year-over-year by the product mix of revenue volume growth generated by capital projects as compared to revenues generated by higher margin services. Additionally, improvements in profitability were partially offset by $1,181 million related to higher depreciation and amortization driven by capital investment in service assets and the acquisitions mentioned above.
Operating profit in the Industrial Segment increased $12,052, or 24.6%, to $60,986 in the six months ended March 31, 2018 from $48,934 in the six months ended March 31, 2017. The increase in operating profit was primarily related to $5,331 of benefits experienced as a result of lower employment costs driven by restructuring and cost improvement initiatives implemented in the current and prior fiscal year. The ADI, Noble and Pure Water acquisitions contributed $5,092 of an increase to operating profit while $4,043 of increased operating profit was generated from the revenue growth mentioned above. These improvements were offset by higher depreciation and amortization of $2,414 driven by capital investment in service assets and the acquisitions mentioned above.
EBITDA in the Industrial Segment increased $6,340 and $14,466, in the three and six months ended March 31, 2017 and 2018, respectively. The increase in EBITDA resulted from the same factors which impacted operating profit, less the change in depreciation and amortization.

Municipal
Revenues in the Municipal Segment increased slightly by $730, or 1.1%, to $64,284 in the three months ended March 31, 2018 from $63,554 in the three months ended March 31, 2017. Large project revenues increased $2,884 due to MEMCOR growth coupled with a small amount of growth in service revenue of $202. The increase was partially offset by a decrease in aftermarket product sales of $1,739 as well as $617 of lower revenue from our Italian operations as this portion of our business approached final wind down.
Revenues in the Municipal Segment were essentially flat and increased $5, or 0.0%, to $126,190 in the six months ended March 31, 2018 from $126,185 in the six months ended March 31, 2017 for the same reasons noted as the quarterly increase in revenues. Large project and service revenues increased $3,268 and $1,251, respectively, which were offset by decreases in aftermarket product sales of $3,982 and a decline in revenues of $532 from our Italian operations as this portion of our business approached final wind down.
Operating profit in the Municipal Segment increased $1,505, or 23.2%, to $7,981 in the three months ended March 31, 2018 from $6,476 in the three months ended March 31, 2017. The increase in operating profit was due to $1,199 of lower costs primarily related to employment expenses through the continued alignment of a more customer focused organizational structure, and a reduction in warranty reserves of $1,660 due to improved product quality and better project execution. Additionally, depreciation expense declined by $250. Profitability improvements were partially offset by $1,604 related to the product mix of capital projects and service revenues as compared to higher margin aftermarket revenues.
Operating profit in the Municipal Segment decreased slightly by $190, or 1.5%, to $12,773 in the six months ended March 31, 2018 from $12,963 in the six months ended March 31, 2017. The decrease in operating profit was primarily due to changes in the product mix from higher margin aftermarket revenues to lower margin capital and services revenues for $3,704. This decline was offset by a reduction in warranty reserves of $1,565, lower depreciation expense of $502, and $1,447 associated with lower employment expenses and other operational efficiencies.
EBITDA in the Municipal Segment increased $1,232 and decreased $738, in the three and six months ended March 31, 2017 and 2018, respectively. EBITDA performance for both time periods were driven by the same factors which impacted operating profit in the Municipal Segment, less the change from depreciation and amortization.
Products
Revenues in the Products Segment increased $12,257, or 16.2%, to $88,147 in the three months ended March 31, 2018 from $75,890 in the three months ended March 31, 2017. Organic growth was $7,170 due to growth across the segment related to $1,924 of larger project revenues and $5,246 of increased aftermarket or component sales. Revenue growth from the acquisitions of Olson and Pacific Ozone was $1,277, and growth from foreign currency translations was $3,810.
Revenues in the Products Segment increased $10,672, or 7.2%, to $158,097 in the six months ended March 31, 2018 from $147,425 in the six months ended March 31, 2017. Organic growth was $2,948 due to increased volume across the segment including $10,433 of aftermarket or component revenues, offset by a decline of $7,485 in larger projects. Revenue growth from the acquisitions of Olson and Pacific Ozone was $1,877, and growth from foreign currency translation was $5,847.
Operating profit in the Products Segment increased $6,034 or 43.6%, to $19,885 in the three months ended March 31, 2018 from $13,851 in the three months ended March 31, 2017. The volume and mix of revenues along with operational efficiency accounted for an increase of $2,802. Additionally, $2,240 of the increase in operating profit was driven by lower employment costs driven by restructuring and cost improvement initiatives implemented in the current and prior fiscal year and $300 was due to lower depreciation and amortization. The increase from the acquisitions of Olson and Pacific Ozone was $160, and the increase from foreign currency translation was $532.
Operating profit in the Products Segment increased $2,354 or 9.3%, to $27,570 in the six months ended March 31, 2018 from $25,216 in the six months ended March 31, 2017. $3,994 of the increase in operating profit was was due to lower employment costs driven by restructuring and cost improvement initiatives implemented in the current and prior fiscal year and $1,087 was due to lower depreciation and amortization. The increase from the acquisitions of Olson and Pacific Ozone was $160, and the increase from foreign currency translations was $747. These improvements in operating profit were partially offset by the mix of revenue volume, which accounted for a decrease in operating profit of $3,634, primarily due to the timing of larger projects completed in the first quarter of the prior year.

EBITDA in the Products Segment increased $6,016 and $1,791 in the three and six months ended March 31, 2017 and 2018, respectively. EBITDA increased as a result of the same factors which impacted operating profit in the Products Segment, less the lower depreciation and amortization.

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
Our principal sources of liquidity are our cash generated by operating activities and borrowings under our Revolving Credit Facility. Historically, we have financed our operations primarily from cash generated from operations and periodic borrowings under our $125,000 Revolving Credit Facility. Our primary cash needs are for day to day operations, to pay interest and principal on our indebtedness, to fund working capital requirements and to make capital expenditures.
We expect to continue to finance our liquidity requirements through internally generated funds and borrowings under our Revolving Credit Facility. We believe that our projected cash flows generated from operations, together with borrowings under our Revolving Credit Facility are sufficient to fund our principal debt payments, interest expense, our working capital needs and our expected capital expenditures for the next twelve months. Our capital expenditures for the six months ended March 31, 2017 and 2017 were $27,229 and $31,670, respectively. However, our budgeted capital expenditures can vary from period to period based on the nature of capital intensive project awards. We may draw on our Revolving Credit Facility from time to time to fund or partially fund an acquisition.
As of March 31, 2018, we had total indebtedness of $801,606, including $792,591 of borrowings under the First Lien Term Loan Facility, no borrowings under our Revolving Credit Facility, $6,423 in borrowings related to BOO financing and $2,592 of notes payable related to certain equipment related contracts. We also had $20,612 of letters of credit issued under our $125,000 Revolving Credit Facility and an additional $51 of letters of credit issued under a separate uncommitted facility as of March 31, 2018.
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

In addition, our Revolving Credit Facility, but not the First Lien Term Loan Facility, contains a financial covenant which requires us to comply with the maximum first lien net leverage ratio of 5.55 to 1.00 as of the last day of any quarter on which the aggregate amount of revolving loans and letters of credit outstanding under the Revolving Credit Facility (net of cash collateralized letters of credit and undrawn outstanding letters of credit in an amount of up to 50% of the Revolving Credit Facility) exceeds 25% of the total commitments thereunder.
As of September 30, 2017 and March 31, 2018, we were in compliance with the covenants contained in the senior secured credit facilities.
Our indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations.

Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Six Months Ended March 31,
	2017	2018
Statement of Cash Flows Data	(in thousands)
Net cash (used in) provided by operating activities	$(346)	$41,851
Net cash used in investing activities	(37,944)	(41,646)
Net cash provided by financing activities	43,516	16,015
Effect of exchange rate changes on cash	(586)	268
Change in cash and cash equivalents	$4,640	$16,488
Operating Activities
Cash flows from operating activities can fluctuate significantly from period‑to‑period as working capital needs and the timing of payments for restructuring activities and other items impact reported cash flows.
Net cash provided by operating activities increased to a source of $41,851 in the six months ended March 31, 2018 from a use of $346 in the six months ended March 31, 2017.

•
Operating cash flows in the six months ended March 31, 2018 reflect an increase in net earnings of $18,280 as compared to the six months ended March 31, 2017 and decreased non‑cash charges of $5,775 primarily relating to a reduction in deferred taxes and the foreign currency impact on the intracompany loans, partially offset by increased share-based compensation expenses.

•
The aggregate of receivables, inventories, cost and earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs incurred on uncompleted contracts provided $26,951 in operating cash flows in the six months ended March 31, 2018 compared to a use of $15,275 in operating cash flows in the six months ended March 31, 2017. The amount of cash flow generated from or used by the above mentioned accounts depends upon how effectively we manage our cash conversion cycle, which is a representation of the number of days that elapse from the date of purchase of raw materials and components to the collection of cash from customers. Our cash conversion cycle can be significantly impacted by the timing of collections and payments in a period. Further, as it relates to capital projects, fiscal 2017 represented a continued rebuilding of the pipeline of capital projects as compared to the period prior to the Acquisition, which represented a depletion of the pipeline of capital projects. This build‑up of capital project activity contributed to the variability of accounts receivable, inventories, excess billings on uncompleted contracts or billings in excess of costs incurred on uncompleted contracts from period to period.

•
The aggregate of prepaid expense and other assets, income taxes and other non current assets and liabilities used $6,790 in operating cash flows in the six months ended March 31, 2018 compared to a use of $364 in the six months ended March 31, 2017. This is mainly due to timing of payments.

•
Accrued expenses and other liabilities used $30,810 in operating cash flows in the six months ended March 31, 2018 compared to a use of $13,152 in the six months ended March 31, 2017. The increased use of operational cash flow in both periods resulted primarily from timing of cash payments for various employee-related liabilities along with the payment of accrued expenses related to the IPO and other transactions.

Investing Activities
Net cash used in investing activities increased $3,702 from $37,944 in the six months ended March 31, 2017 to $41,646 in the six months ended March 31, 2018. This increase was largely driven by the increased spending on property, plant and equipment during the six months ended March 31, 2018.
Financing Activities
Net cash used by financing activities decreased $27,501 from $43,516 in the six months ended March 31, 2017 to $16,015 in the six months ended March 31, 2018. This lower amount of cash provided by financing activities for the six months ended March 31, 2018 was primarily due to the issuance of debt that occurred during the six months ended of the prior year. This change was offset by $137,605 cash received upon the issuance of stock during the IPO, net of the $100,000 prepayment of debt made in November of 2017.

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

Off‑Balance Sheet Arrangements
As of September 30, 2017 and March 31, 2018, we had letters of credit totaling $17,274 and $20,663, respectively, and surety bonds totaling $87,849 and $98,820, respectively, outstanding under our credit arrangements. The longest maturity date of the letters of credit and surety bonds in effect as of September 30, 2017 was March 31, 2024. Additionally, as of September 30, 2017 and March 31, 2018, we had letters of credit totaling $901 and $922, respectively, and surety bonds totaling $12,970 and $5,570, respectively, outstanding under our prior arrangement with Siemens.

Contractual Obligations
We enter into long‑term obligations and commitments in the normal course of business, primarily debt obligations and non‑cancelable operating leases. As of March 31, 2018, our contractual cash obligations over the next several periods were as follows (in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Operating lease commitments(a)	$44,728	$10,561	$16,838	$8,293	$9,036
Capital lease commitments(b)	33,337	10,285	15,784	6,175	1,093
Long‑term debt obligations	801,606	9,730	18,863	18,829	754,184
Interest payments on long‑term debt obligations	313,754	44,634	96,031	93,806	79,283
Natural gas commitments	6,713	6,713	—	—	—
Total	$1,200,138	$81,923	$147,516	$127,103	$843,596

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
We have market risk exposure arising from changes in interest rates on our senior secured credit facilities, which bear interest at rates that are benchmarked against LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of March 31, 2018, a 1% increase or decrease in interest rates would increase or decrease income (loss) before income taxes by approximately $7.9 million.
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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
           In March 2018, we issued 505,252 shares of our common stock to certain employees upon the exercise of stock options granted pursuant to the Stock Option Plan in connection with our secondary offering of common stock in March 2018, which amount gives effect to the net exercise by certain of such employees of a portion of their vested options to cover exercise price and applicable tax withholding obligations. This issuance was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act and/or Rule 701 promulgated thereunder. The securities were issued directly by the registrant and did not involve a public offering or general solicitation.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are filed or furnished as a part of this report:

Exhibit No.	Exhibit Description
2.1
Quota Sale and Purchase Agreement between Giotto Water S.r.l. and WTG Holdings Cooperatief U.A., dated April 3, 2018 (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on April 6, 2018 (File No. 001-38272)).

10.1
Form of Nonqualified Stock Option Agreement under the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on April 4, 2018 (File No. 001-38272)).

10.2
Form of Restricted Stock Unit Agreement under the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (Employee Form) (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on April 4, 2018 (File No. 001-38272)).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Unaudited pro forma condensed consolidated financial statements of Evoqua Water Technologies Corp., including notes thereto.
99.2*	Press Release of Evoqua Water Technologies Corp. dated April 11, 2018

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOQUA WATER TECHNOLOGIES CORP.

May 8, 2018	/s/ RONALD C. KEATING
	By:	Ronald C. Keating
Chief Executive Officer (Principal Executive Officer)

May 8, 2018	/s/ BENEDICT J. STAS
	By:	Benedict J. Stas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)