Form 10-Q
period 2018-06-30
Evoqua Water Technologies Corp.
filed 2018-08-07
CIK 1604643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended
June 30, 2018
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
         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
         There were 113,890,779 shares of the registrant's common stock, par value $0.01 per share, outstanding as of July 31, 2018.

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
We have based these forward‑looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward‑looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as filed with the Securities and Exchange Commission (SEC) on December 4, 2017, and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation" of this Quarterly Report (Report) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward‑looking statements, or could affect our share price. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward‑looking statements include:

•	general global economic and business conditions;

•	our ability to compete successfully in our markets;

•	our ability to execute projects in a timely manner, consistent with our customers' demands;

•	our ability to accurately predict the timing of contract awards;

•	material and other cost inflation and our ability to mitigate the impact of inflation by increasing selling prices and improving productivity efficiencies;

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

Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements

Evoqua Water Technologies Corp.
Condensed Consolidated Balance Sheets
(In thousands)

		(Unaudited)
	September 30, 2017	June 30, 2018
ASSETS
Current assets	$512,240	$536,835
Cash and cash equivalents	59,254	57,307
Receivables, net	245,248	228,330
Inventories, net	120,047	140,467
Cost and earnings in excess of billings on uncompleted contracts	66,814	84,900
Prepaid and other current assets	20,046	24,888
Income tax receivable	831	943
Property, plant, and equipment, net	280,043	289,178
Goodwill	321,913	324,272
Intangible assets, net	333,746	319,276
Deferred income taxes	2,968	7,049
Other non‑current assets	22,399	22,611
Total assets	$1,473,309	$1,499,221
LIABILITIES AND EQUITY
Current liabilities	$291,899	$278,602
Accounts payable	114,932	140,434
Current portion of debt	11,325	9,708
Billings in excess of costs incurred	27,124	21,259
Product warranties	11,164	7,760
Accrued expenses and other liabilities	121,923	90,395
Income tax payable	5,431	9,046
Non‑current liabilities	964,835	857,403
Long‑term debt	878,524	780,430
Product warranties	6,110	3,545
Other non‑current liabilities	67,673	64,837
Deferred income taxes	12,528	8,591
Total liabilities	1,256,734	1,136,005
Commitments and Contingent Liabilities (Note 17)
Shareholders’ equity
Common stock, par value $0.01: authorized 1,000,000 shares; issued 105,359 shares, outstanding 104,949 shares at September 30, 2017; issued 114,771 shares, outstanding 113,811 shares at June 30, 2018	1,054	1,143
Treasury stock: 410 shares at September 30, 2017 and 960 shares at June 30, 2018	(2,607)	(2,837)
Additional paid‑in capital	388,986	529,992
Retained deficit	(170,006)	(160,421)
Accumulated other comprehensive loss, net of tax	(5,989)	(8,800)
Total Evoqua Water Technologies Corp. equity	211,438	359,077
Non‑controlling interest	5,137	4,139
Total shareholders’ equity	216,575	363,216
Total liabilities and shareholders’ equity	$1,473,309	$1,499,221
See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Condensed Consolidated Statements of Operations
(In thousands except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2018	2017	2018
Revenue from product sales and services	$311,142	$342,475	$890,916	$973,215
Cost of product sales and services	(210,715)	(240,468)	(614,088)	(674,832)
Gross profit	100,427	102,007	276,828	298,383
General and administrative expense	(31,136)	(56,961)	(120,534)	(140,767)
Sales and marketing expense	(36,946)	(33,888)	(108,729)	(102,459)
Research and development expense	(5,592)	(3,682)	(15,684)	(12,356)
Total operating expenses	(73,674)	(94,531)	(244,947)	(255,582)
Other operating (expense) income	(329)	7,362	981	7,674
Interest expense	(12,466)	(12,370)	(39,117)	(40,423)
Income (loss) before income taxes	13,958	2,468	(6,255)	10,052
Income tax (expense) benefit	(12,202)	(1,433)	(295)	960
Net income (loss)	1,756	1,035	(6,550)	11,012
Net income attributable to non‑controlling interest	253	242	2,348	1,427
Net income (loss) attributable to Evoqua Water Technologies Corp.	$1,503	$793	$(8,898)	$9,585

Basic earnings (loss) per common share	$0.01	$0.01	$(0.08)	$0.08
Diluted earnings (loss) per common share	$0.01	$0.01	$(0.08)	$0.08
See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2018	2017	2018
Net income (loss)	$1,756	$1,035	$(6,550)	$11,012
Other comprehensive (loss) income
Foreign currency translation adjustments	(3,027)	(2,018)	2,773	(2,811)
Less: Comprehensive income attributable to non‑controlling interest	(253)	(242)	(2,348)	(1,427)
Comprehensive (loss) income attributable to Evoqua Water Technologies Corp.	$(1,524)	$(1,225)	$(6,125)	$6,774
See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Condensed Consolidated Statements of Changes in Equity
(In thousands)

	Common Stock Shares	Common Stock	Treasury Stock Shares	Treasury Stock	Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non‑controlling Interest	Total
Balance at September 30, 2016	104,495	$1,045	245	$(1,133)	$381,223	$(172,169)	$(10,671)	$5,640	$203,935
Equity based compensation expense	—	—	—	—	1,634	—	—	—	1,634
Issuance of common stock	864	9	—	—	5,512	—	—	—	5,521
Stock repurchases	—	—	124	(1,076)	—	—	—	—	(1,076)
Dividends paid to non‑controlling interest	—	—	—	—	—	—		(4,750)	(4,750)
Net (loss) income	—	—	—	—	—	(8,898)	—	2,348	(6,550)
Other comprehensive income		—		—	—	—	2,773	—	2,773
Balance at June 30, 2017	105,359	$1,054	369	$(2,209)	$388,369	$(181,067)	$(7,898)	$3,238	$201,487
Balance at September 30, 2017	105,359	$1,054	410	$(2,607)	$388,986	$(170,006)	$(5,989)	$5,137	$216,575
Equity based compensation expense	—	—	—	—	11,257	—	—		11,257
Shares of common stock issued in initial public offering, net of offering costs	8,333	83	—	—	137,522	—	—		137,605
Shares withheld related to net share settlement (including tax withholdings)	1,079	6	532	—	(7,773)				(7,767)
Stock repurchases	—	—	18	(230)	—	—	—		(230)
Dividends paid to non‑controlling interest	—	—	—	—	—	—	—	(2,425)	(2,425)
Net income	—	—	—	—	—	9,585	—	1,427	11,012
Other comprehensive loss	—	—	—	—	—	—	(2,811)		(2,811)
Balance at June 30, 2018	114,771	$1,143	960	$(2,837)	$529,992	$(160,421)	$(8,800)	$4,139	$363,216
See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Condensed Consolidated Statements of Changes in Cash Flows
(In thousands)

	Nine Months Ended June 30,
	2017	2018
Operating activities
Net (loss) income	$(6,550)	$11,012
Reconciliation of net (loss) income to cash flows from operating activities:
Depreciation and amortization	55,813	61,924
Amortization of deferred financing costs (includes $2,075 and $2,994 write off of deferred financing fees)	5,970	4,926
Deferred income taxes	(107)	(8,072)
Share-based compensation	1,634	11,257
Loss (gain) on sale of property, plant and equipment	349	(6,507)
Foreign currency (gains) losses on intracompany loans	(1,489)	5,059
Changes in assets and liabilities
Accounts receivable	(6,454)	14,509
Inventories	(7,964)	(20,385)
Cost and earnings in excess of billings on uncompleted contracts	(8,900)	(18,519)
Prepaids and other current assets	(9,139)	(5,559)
Accounts payable	(1,009)	26,910
Accrued expenses and other liabilities	(10,678)	(33,548)
Billings in excess of costs incurred	249	(5,567)
Income taxes	(1,181)	3,471
Other non‑current assets and liabilities	5,248	(4,123)
Net cash provided by operating activities	15,792	36,788
Investing activities
Purchase of property, plant and equipment	(40,475)	(54,569)
Purchase of intangibles	(4,175)	(1,536)
Proceeds from sale of property, plant and equipment	5,221	13,247
Proceeds from sale of business	—	430
Acquisitions, net of cash acquired of $0 and $28	(77,837)	(10,235)
Net cash used in investing activities	(117,266)	(52,663)
Financing activities
Issuance of debt	157,100	5,398
Capitalized deferred issuance costs related to refinancing	(4,198)	(2,004)
Borrowings under credit facility	113,000	46,812
Repayment of debt	(156,306)	(154,752)
Payment of earn-out related to previous acquisitions	—	(1,719)
Repayment of capital lease obligation	(4,842)	(5,990)
Proceeds from issuance of common stock	5,521	137,605
Taxes paid related to net share settlements of share-based compensation awards	—	(7,767)
Stock repurchases	(1,076)	(230)
Distribution to non‑controlling interest	(4,750)	(2,425)
Net cash provided by financing activities	104,449	14,928
Effect of exchange rate changes on cash	680	(1,000)
Change in cash and cash equivalents	$3,655	$(1,947)
Cash and cash equivalents
Beginning of period	50,362	59,254
End of period	$54,017	$57,307
See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Supplemental Disclosure of Cash Flow Information
(In thousands)

	Nine Months Ended June 30,
	2017	2018
Supplemental disclosure of cash flow information
Cash paid for taxes	$2,335	$4,020
Cash paid for interest	$31,546	$31,179
Non‑cash investing and financing activities
Accrued earn-out related to acquisitions	$4,871	$1,395
Capital lease transactions	$12,686	$5,275
Cloud computing related intangible transaction	$5,544	$—
See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

Evoqua Water Technologies Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2017 and June 30, 2018
(In thousands)
1. Description of the Company and Basis of Presentation
Background
Evoqua Water Technologies Corp. (referred to herein as "the Company" or "EWT") was incorporated on October 7, 2013. On January 15, 2014, Evoqua Water Technologies Corp., acquired through its wholly owned entities, EWT Holdings II Corp. and EWT Holdings III Corp. (a/k/a Evoqua Water Technologies), all of the outstanding shares of Siemens Water Technologies, a group of legal entity businesses formerly owned by Siemens AG (Siemens). The stock purchase closed on January 15, 2014 and was effective January 16, 2014 (the Acquisition). The stock purchase price, net of cash received, was approximately $730,577. On November 6, 2017, the Company completed its initial public offering (IPO), pursuant to which an aggregate of 27,777 shares of common stock were sold, of which 8,333 were sold by the Company and 19,444 were sold by the selling stockholders, with a par value of $0.01 per share. After underwriting discounts and commissions, the Company received net proceeds from the IPO of approximately $137,605. The Company used a portion of these proceeds to repay $104,936 of indebtedness (including accrued and unpaid interest) under its senior secured First Lien Term Loan facility and the remainder for general corporate purposes. The Company did not receive any proceeds from the sale of shares by the selling stockholders. On November 7, 2017, the selling stockholders sold an additional 4,167 shares of common stock as a result of the exercise in full by the underwriters of an option to purchase additional shares. On March 19, 2018, the Company completed a secondary public offering, pursuant to which 17,500 shares of common stock were sold by certain selling stockholders. On March 21, 2018, the selling stockholders sold an additional 2,625 shares of common stock as a result of the exercise in full by the underwriters of an option to purchase additional shares. The Company did not receive any proceeds from the sale of shares by the selling stockholders.
The Business
EWT provides a wide range of product brands and advanced water and wastewater treatment systems and technologies, as well as mobile and emergency water supply solutions and service contract options through its segment branch network. Headquartered in Pittsburgh, Pennsylvania, EWT is a multi‑national corporation with operations in the United States, Canada, the United Kingdom, the Netherlands, Germany, Australia, China, and Singapore.
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
Amortization of debt issuance costs and debt discounts/premiums included in interest expense were $1,875 and $478 for the three months ended June 30, 2017 and 2018, respectively and $4,376 and $1,932 for the nine months ended June 30, 2017 and 2018, respectively.
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

For certain arrangements where there is significant customization to the product, the Company recognizes revenue under the provisions of Accounting Standards Codification (ASC) 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. These products include large capital water treatment projects, systems and solutions for municipal and industrial applications. Revenues from construction-type contracts are generally recognized under the percentage-of-completion method, based on the input of costs incurred to date as a percentage of total estimated contract costs. The nature of the contracts is generally fixed price with milestone billings. Approximately $63,148 and $74,824 of revenues from construction-type contracts were recognized on the percentage-of-completion method during the three months ended June 30, 2017 and 2018, respectively and $168,030 and $204,731 for the nine months ended June 30, 2017 and 2018, respectively. Contract revenues and cost estimates are reviewed and revised quarterly at a minimum and the cumulative effect of such adjustments are recognized in current operations. The amount of such adjustments have not been material. Cost and earnings in excess of billings under construction‑type arrangements are recorded when contracts have net asset balances where contract costs plus recognized profits less recognized losses exceed progress billings. Billings in excess of costs incurred are recorded when contract progress billings exceed costs and recognized profit less recognized losses. Approximately $6,888 and $6,697 of revenues from construction-type contracts were recognized on a completed contract method, which is typically when the product is delivered and accepted by the customer, during the three months ended June 30, 2017 and 2018, respectively and $21,353 and $19,897 for the nine months ended June 30, 2017 and 2018, respectively. The completed contract method is principally used when the contract is short in duration and where results of operations would not vary materially from those resulting from the use of the percentage-of-completion method.
Product Warranties
Accruals for estimated expenses related to warranties are made at the time products are sold and are recorded as a component of Cost of product sales in the Unaudited Condensed Consolidated Statements of Operations. The estimated warranty obligation is based on product warranty terms offered to customers, ongoing product failure rates, material usage and service delivery costs expected to be incurred in correcting a product failure, as well as specific obligations for known failures and other currently available evidence. The Company assesses the adequacy of the recorded warranty liabilities on a regular basis and adjusts amounts as necessary.
Shipping and Handling Cost
Shipping and handling costs are included as a component of Cost of product sales.
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
Foreign Currency Translation and Transactions
The functional currency for the international subsidiaries is the local currency. Assets and liabilities are translated into U.S. Dollars using current rates of exchange, with the resulting translation adjustments recorded in other comprehensive income/loss within shareholders' equity. Revenues and expenses are translated at the weighted‑average exchange rate for the period, with the resulting translation adjustments recorded in the Unaudited Condensed Consolidated Statements of Operations.
Foreign currency transaction (gains) losses which aggregated $(6,872) and $9,340 for the three months ended June 30, 2017 and 2018, respectively, and $(1,663) and $5,652 for the nine months ended June 30, 2017 and 2018, respectively, are primarily included in General and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Research and Development Costs
Research and development costs are expensed as incurred. The Company recorded $5,592 and $3,682 of costs for the three months ended June 30, 2017 and 2018, respectively and $15,684 and $12,356 for the nine months ended June 30, 2017 and 2018, respectively.
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
Earnings Per Share
Basic earnings per common share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed based on the weighted average number of shares of common stock, plus the effect of diluted common shares outstanding during the period using the treasury stock method. Diluted potential common shares include outstanding stock options.
Retirement Benefits
The Company applies ASC Topic 715, Compensation—Retirement Benefits, which requires the recognition in pension obligations and accumulated other comprehensive income of actuarial gains or losses, prior service costs or credits and transition assets or obligations that have previously been deferred. The determination of retirement benefit pension obligations and associated costs requires the use of actuarial computations to estimate participant plan benefits to which the employees will be entitled. The significant assumptions primarily relate to discount rates, expected long‑term rates of return on plan assets, rate of future compensation increases, mortality, years of service, and other factors. The Company develops each assumption using relevant experience in conjunction with market‑related data for each individual country in which such plans exist. All actuarial assumptions are reviewed annually with third‑party consultants and adjusted as necessary. For the recognition of net periodic postretirement cost, the calculation of the expected return on plan assets is generally derived by applying the expected long‑term rate of return on the market‑related value of plan assets. The fair value of plan assets is determined based on actual market prices or estimated fair value at the measurement date.
Treated Water Outsourcing
The following provides a summary of Treated Water Outsourcing (TWO), a joint venture between the Company and Nalco Water, an Ecolab company, in which the Company holds a 50% partnership interest as of September 30, 2017 and June 30, 2018, respectively. As the Company is obligated to absorb all risk of loss up to 100% of the joint venture partner's equity, TWO is fully consolidated within the Company's consolidated financial statements under ASC 810, Consolidation. The Company has not provided additional financial support to this entity which it is not contractually required to provide, and the Company does not have the ability to use the assets of TWO to settle obligations of the Company’s other subsidiaries.

	September 30, 2017	June 30, 2018
Current assets (including cash of $1,907 and $2,297)	$12,006	$8,188
Property, plant and equipment	6,107	4,726
Goodwill	2,206	2,206
Other non-current assets	2,735	2,735
Total liabilities	(12,781)	(9,500)

	Three Months Ended June 30,
	2017	2018
Total revenues	$3,570	$3,020
Total operating expenses	(3,089)	(2,535)
Income from operations	$481	$485

	Nine Months Ended June 30,
	2017	2018
Total revenues	$11,645	$12,586
Total operating expenses	(8,857)	(9,732)
Income from operations	$2,788	$2,854
Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. ASU 2014-09 may be adopted using either of two acceptable methods: (1) retrospective adoption to each prior period presented with the option to elect certain practical expedients; or (2) adoption with the cumulative effect recognized at the date of initial application and providing certain disclosures. To assess at which time revenue should be recognized, an entity should use the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The standard is effective for the Company for the quarter ending December 31, 2018. The Company has completed its first phase of adopting this standard, which was to identify the potential differences that will result from applying the new revenue recognition standard to the Company's contracts with its customers, and has begun the second step of reviewing its contracts to determine the impact of adopting the standard. The Company has completed its preliminary assessment of the impact of the new standard compared to the historical accounting policies on a representative sample of contracts.  The Company does not anticipate a material change to result from the adoption of the new standard related to its product sales.  The Company recognizes revenue for some of its contracts on a percentage-of-completion basis, which represented approximately 21% of its consolidated net sales for the nine months ended June 30, 2018.  The Company expects that for some of these contracts, the new guidance will instead require revenue to be recognized at a point in time.   The Company is continuing to assess the ultimate impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.  In addition, the Company is evaluating the changes that will be required in its internal controls as a result of the adoption of this new standard.  The Company is planning to adopt the provisions of the ASU and its subsequent amendments using the modified retrospective transition method for existing transactions that will likely result in a cumulative effect adjustment as of October 1, 2018.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires recognition of operating leases as lease assets and liabilities on the balance sheet, and disclosure of key information about leasing arrangements. ASU No. 2016-02 will be effective retrospectively for the Company for the quarter ending December 31, 2019, with early adoption permitted. The Company is currently reviewing its leasing arrangements in order to evaluate the impact this standard will have on the Company's Consolidated financial statements and related disclosures.
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
In February 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires the disaggregation of the service cost component from other components of net periodic benefit cost, clarifies how to present the service cost component and other components of net benefit costs in the Statements of Consolidated Operations and allows only the service cost component of net benefit costs to be eligible for capitalization. This ASU is effective for the Company for the quarter ending December 31, 2018. Adoption will be applied on a retrospective basis for the presentation of all components of net periodic benefit costs and on a prospective basis for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The Company does not expect the impact of adoption on the Company’s Consolidated financial statements to be material.
In May 2017, the FASB issued ASU 2017‑09, Scope of Modification Accounting, which amended Accounting Standards Code Topic 718. FASB issued ASU 2017‑09 to reduce the cost and complexity when applying Topic 718 and standardize the practice of applying Topic 718 to financial reporting. The ASU was not developed to fundamentally change the definition of a modification, but instead to provide guidance for what changes would qualify as a modification. ASU No. 2017‑09 will be effective for the Company for the quarter ending December 31, 2018. The Company is currently evaluating the potential impact of adoption on the Company’s Consolidated financial statements.
In May 2017, the FASB issued ASU 2017‑12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements and also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. ASU No. 2017‑12 will be effective for the Company for the quarter ending December 31, 2018. The Company does not expect the impact of adoption on the Company’s Consolidated financial statements to be material.
In May 2017, the FASB issued ASU 2018‑02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for a reclassification from Accumulated other comprehensive loss to Retained deficit for stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information to users of financial statements. ASU No. 2017‑09 will be effective for the Company for the quarter ending December 31, 2018. The Company does not expect the impact of adoption on the Company’s Consolidated financial statements to be material.
In June 2018, the FASB issued ASU 2018‑07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU No. 2018‑07 will be effective for the Company for the quarter ending December 31, 2019. The Company does not expect the impact of adoption on the Company’s Consolidated financial statements to be material.
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
The Company early adopted ASU 2016‑15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) for the year beginning October 1, 2018. This new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance is to be applied retrospectively to all periods presented, however there were no instances in prior periods that were impacted by the adoption of this ASU. This adoption did not have a material impact on the Company's Consolidated financial statements and for the quarter ending June 30, 2018, resulted in the reporting of an earn-out from a prior acquisition for $2,619 to be reported in the Financing section of the Unaudited Condensed Consolidated Statements of Changes in Cash Flows.
The Company early adopted ASU 2017‑04, Simplifying the Test for Goodwill Impairment, for the year beginning October 1, 2017. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures goodwill impairment loss by comparing the implied value of a reporting unit’s goodwill with the carrying amount of that goodwill. The amendments in this ASU are effective for the Company for the quarter ending December 31, 2020. The adoption of this ASU did not have a material impact on the Company's Consolidated financial statements.
3. Acquisitions and Divestitures
Acquisitions support the Company's strategy of delivering a broad solutions portfolio with robust technology across multiple geographies and end markets. The following acquisitions were made during the nine months ended June 30, 2018.
The Company acquired Pure Water Solutions on January 31, 2018, a provider of high-purity water equipment and systems, service deionization and resin regeneration, with service operations in suburban Denver, CO and Santa Fe, NM for $4,699; $3,706 cash at closing with a maximum earn-out payment of $993 to be paid out twelve months after the closing. The fair value of earn-out payments at the date of acquisition was $461. Pure Water Solutions is part of the Industrial Segment, and extends the Company’s service network.
On March 9, 2018, the Company acquired Pacific Ozone Technology, Inc, a provider of advanced ozone disinfection systems, testing products and support services for $8,557; $6,557 cash at closing; with up to another $2,000 of earn-out payments to be paid out over three years after the closing. The fair value of earn-out payments at the date of acquisition was $934. Pacific Ozone, based in Benecia, CA, is part of the Products Segment and adds a new technology, ozone disinfection, to the portfolio and further enhances the Company's ability in the industrial water treatment and aquatics market.
Pro forma results for acquisitions completed during the nine months ended June 30, 2018 were determined to not be material.
The preliminary opening balance sheet for the acquisitions is summarized as follows.

	Pure Water	Pacific Ozone	Total
Current assets	$277	$1,953	$2,230
Property, plant and equipment	175	151	326
Goodwill	2,462	3,757	6,219
Intangible assets	1,488	2,678	4,166
Total assets acquired	4,402	8,539	12,941
Total liabilities assumed	(164)	(916)	(1,080)
Net assets acquired	$4,238	$7,623	$11,861

On April 9, 2018, the Company completed the sale of 100% of the corporate capital of Evoqua Water Technologies S.r.l., which includes the Company’s former operations in Italy, to Giotto Water S.r.l. (Giotto). The aggregate purchase price paid in cash by Giotto in the transaction was €350 ($430), subject to certain earn-out adjustments to be paid by Giotto in connection with the realization of specified tax benefits relating to previous years, and resulted in a nominal gain which is included in Other operating (expense) income of the Unaudited Condensed Consolidated Statements of Operations. The major classes of assets and liabilities included in this transaction were Accounts receivable of 344 euro, ($484), Cost and earnings in excess of billings on uncompleted contracts 225 euro, ($277), Prepaid and other current asset 283 euro, ($348), Goodwill 118 euro, ($145), Other non-current assets 180 euro, ($222), Accounts payable 33 euro, ($40), current Product warranty 516, ($625) and Accrued expenses and other liabilities 147 euro, ($181).
4. Fair Value Measurements
As of September 30, 2017 and June 30, 2018, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.
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

	Net Asset Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2017
Assets:
Pension plan
Cash	$—	$16,024	$—	$—
Government Securities	3,206	—	—	—
Liability Driven Investment	2,754	—	—	—
Guernsey Unit Trust	932	—	—	—
Global Absolute Return	2,139	—	—	—
Deferred compensation plan assets
Trust Assets	—	2,146	—	—
Insurance	—	—	17,396	—
Liabilities:
Pension plan	—	—	(34,803)	—
Deferred compensation plan liabilities	—	—	(21,159)	—
Long‑term debt	—	—	(912,471)	—

As of June 30, 2018
Assets:
Pension plan
Cash	$—	$15,703	$—	$—
Government Securities	2,938	—	—	—
Liability Driven Investment	3,245	—	—	—
Guernsey Unit Trust	948	—	—	—
Global Absolute Return	2,058	—	—	—
Deferred compensation plan assets
Trust Assets	—	766	—	—
Insurance	—	—	18,029	—
Liabilities:
Pension plan	—	—	(34,162)	—
Deferred compensation plan liabilities	—	—	(21,267)	—
Long‑term debt	—	—	(798,662)	—
The pension plan assets and liabilities and deferred compensation plan assets and liabilities are included in other non-current assets and other non-current liabilities at September 30, 2017 and June 30, 2018.
5. Accounts Receivable
Accounts receivable are summarized as follows:

	September 30, 2017	June 30, 2018
Accounts receivable	$248,742	$232,513
Allowance for doubtful accounts	(3,494)	(4,183)
Receivables, net	$245,248	$228,330

6. Inventories
The major classes of Inventories, net are as follows:

	September 30, 2017	June 30, 2018
Raw materials and supplies	$64,113	$75,000
Work in progress	16,425	22,762
Finished goods and products held for resale	44,402	51,400
Costs of unbilled projects	5,706	2,391
Reserves for excess and obsolete	(10,599)	(11,086)
Inventories, net	$120,047	$140,467
7. Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	September 30, 2017	June 30, 2018
Machinery and equipment	$338,056	$358,603
Land and buildings	84,282	82,406
Construction in process	24,788	48,531
	447,126	489,540
Less: accumulated depreciation	(167,083)	(200,362)
	$280,043	$289,178
Depreciation expense was $13,259 and $14,530 for the three months ended June 30, 2017 and 2018, respectively. Maintenance and repair expense was $5,395 and $6,238 for the three months ended June 30, 2017 and 2018, respectively.
Depreciation expense was $38,645 and $42,518 for the nine months ended June 30, 2017 and 2018, respectively. Maintenance and repair expense was $15,905 and $17,620 for the nine months ended June 30, 2017 and 2018, respectively.
8. Goodwill
Changes in the carrying amount of goodwill are as follows:

	Industrial	Municipal	Products	Total
Balance at September 30, 2017	$128,190	$9,865	$183,858	$321,913
Business combinations and divestitures	2,462	(145)	3,757	6,074
Measurement period adjustment	(323)	—	(314)	(637)
Foreign currency translation	(2,972)	21	(127)	(3,078)
Balance at June 30, 2018	$127,357	$9,741	$187,174	$324,272
As of September 30, 2017 and June 30, 2018, $139,581 and $141,511, respectively, of goodwill is deductible for tax purposes.

The Neptune Benson reporting unit fair value excess was approximately 3.0% above the carrying value as of the date of valuation on July 1, 2017. The Company continues to monitor this reporting unit and noted no events that would cause a revaluation during the three months ending June 30, 2018.
All other reporting units significantly exceeded their carrying value and as such, no further analysis was performed.
9. Debt
Long‑term debt consists of the following:

	September 30, 2017	June 30, 2018
First Lien Term Loan Facility, due December 20, 2024	$896,574	$790,600
Revolving Credit Facility	—	—
Equipment financing, due June 30, 2024 and June 28, 2025	6,930	9,615
Mortgage, due June 30, 2028	—	1,868
Notes Payable, due June 30, 2018 to July 31, 2023	3,287	2,310
Total debt	906,791	804,393
Less unamortized discount and lender fees	(16,942)	(14,255)
Total net debt	889,849	790,138
Less current portion	(11,325)	(9,708)
Total long‑term debt	$878,524	$780,430
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

On December 20, 2017, certain subsidiaries of the Company entered into Amendment No. 5 (the Fifth Amendment), among EWT III, as the borrower, certain other subsidiaries of the Company, and Credit Suisse AG, as administrative agent and collateral agent, relating to the First Lien Credit Agreement (as amended, amended and restated, extended, supplemented or otherwise modified from time to time prior to the effectiveness of the Fifth Amendment, the "Existing Credit Agreement"). Prior to the Fifth Amendment, approximately $796,574 was outstanding under the First Lien Term Loan (the Existing Term Loans).  Pursuant to the Fifth Amendment, among other things, the Existing Term Loans were refinanced with the proceeds of refinancing Term Loans. Borrowings under the First Lien Term Loan Facility (First Lien Term Loan) bear interest consisting of the Base Rate plus 2.0%, or LIBOR plus 3.0%. At June 30, 2018, the interest rate on borrowings was 5.30%, comprised of 2.30% LIBOR plus the 3.0% spread. The principal and interest under the First Lien Term Loan is payable in quarterly installments, with quarterly principal payments of $1,991, and the balance is due at maturity on December 20, 2024.

Total deferred fees related to the First Lien Term Loan were $16,942 and $14,255, net of amortization, as of September 30, 2017 and June 30, 2018, respectively.  These fees were included as a contra liability to debt on the Condensed Consolidated Balance Sheets.

The Fifth Amendment, among other things, extended the maturity of the Existing Term Loan to December 20, 2024 from January 15, 2021, reduced the interest rate spreads on Term Loan borrowing to to 3.00% from 3.75%, and increased the revolving credit commitment and letter of credit sublimit to $125,000 and $45,000 from $95,000 and $35,000, respectively.

The Fifth Amendment bifurcated the Revolver, with $87,500 of the $125,000 revolver capacity maturing on December 20, 2022 (the 2022 Borrowings), and the remaining $37,500 maturing on January 15, 2019 (the “2019 Borrowings”).  Borrowings under the Revolver bear interest at variable rates plus a margin ranging from 200 to 325 basis points, and 150 to 275 basis points for 2019 and 2022 Borrowings, respectively, dependent upon the Company’s leverage ratio and variable rate selected.  2022 Base Rate borrowings under the Revolver would have incurred interest at 6.75% as of June 30, 2018, calculated as the 175 basis point spread plus the Base Rate of 5.00%.  2019 Base Rate borrowings under the Revolver at September 30, 2017 and June 30, 2018 would have incurred interest at 6.5% and 7.25%, respectively, calculated as the 225 basis point spread plus the Base Rate of 4.25% at September 30, 2017 and 4.75% at June 30, 2018.

The Company had borrowing availability under the Revolver of $95,000 and $125,000 at September 30, 2017 and June 30, 2018, respectively, reduced for outstanding letter of credit guarantees. Such letter of credit guarantees are subject to a $45,000 sublimit within the Revolver, increased from $35,000 as part of the Fifth Amendment.  The Company’s outstanding letter of credit guarantees under this agreement aggregated approximately $6,706 and $13,157, at September 30, 2017, and June 30, 2018, respectively. The Company had no outstanding revolver borrowings as of September 30, 2017, and June 30, 2018, and unused amounts, defined as total revolver capacity less outstanding letters of credit and revolver borrowings, of $88,294 and $111,843, respectively. At September 30, 2017 and June 30, 2018, the Company had additional letters of credit of $10,568 and $87 issued under a separate arrangement, respectively.
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
On June 26, 2018, the Company reached a contingent agreement under the First Lien Credit Agreement to increase the loan outstanding by $150,000 subject to successfully closing on the announced ProAct Services Corporation acquisition. The terms for this additional borrowing would be consistent with the current terms. In addition, the Company reached an agreement with certain Revolving Credit Lenders to amend their participation from 2019 Revolving Credit Commitments to 2022 Revolving Credit Commitments. On conclusion of these amendments, the entire Revolving Credit of $125,000 will have a maturity in 2022.
Equipment Financing
On June 30, 2017, the Company completed a Build Own Operate (BOO) financing for $7,100.  The Company incurred $50 of additional financing fees related to this transaction, which have been capitalized and are included as a contra liability on the balance sheet. This financing fully amortizes over the seven-year tenure and incurs interest at a rate of one-month LIBOR plus 300 basis points. This variable rate debt has been fixed at a rate of 5.08% per annum. Principal obligations are $254 per quarter. The Company had $6,930 and $6,085 principal outstanding under this facility at September 30, 2017 and June 30, 2018, respectively.

On June 28, 2018, the Company completed an equipment financing for $3,530 at a fixed interest rate of 6.24% over a 7-year term. This 7-year financing amortizes over a 10-year period, with monthly principal and interest payments of $39 and a balloon payment of $1,330 due at maturity. The Company had $3,530 principal outstanding under this facility at June 30, 2018.

Notes Payable
As of September 30, 2017 and June 30, 2018, the Company had notes payable in an aggregate outstanding amount of $3,287 and $2,310, respectively, with interest rates ranging from 6.26% to 7.39%, and due dates ranging from August 31, 2018 to July 31, 2023. These notes are related to certain equipment related contracts and are secured by the underlying equipment and assignment of the related contracts.
Mortgage
On June 29, 2018, the Company subsidiary MAGNETO special anodes B.V. entered into a 10-year mortgage agreement for 1,600 Euro ($1,868) to finance a facility in the Netherlands, subject to monthly principal payments of 7 Euro ($8) at a blended interest rate of 2.4% with maturity in June 2028. The Company had $1,868 principal outstanding under this facility at June 30, 2018.

Repayment Schedule
Aggregate maturities of all long‑term debt, including current portion of long‑term debt and excluding capital lease obligations as of June 30, 2018, are presented below:

Fiscal Year
Remainder of 2018	$2,534
2019	9,854
2020	9,770
2021	9,816
2022	9,864
Thereafter	762,555
Total	$804,393
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

A reconciliation of the activity related to the accrued warranty, including both the current and long‑term portions, is as follows:

	Nine Months Ended June 30,
	2017	2018
Balance at beginning of the period	$23,309	$17,274
Warranty provision for sales	4,108	2,697
Settlement of warranty claims	(9,701)	(8,221)
Foreign currency translation and other	(341)	(445)
Balance at end of the period	$17,375	$11,305
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

	Nine Months Ended June 30,
	2017	2018
Balance at beginning of the period	$13,217	$3,542
Restructuring charges related to VSP	19,199	312
Charges related to other initiatives	2,896	8,440
Write off charge and other non‑cash activity	(374)	(479)
Cash payments	(28,904)	(11,395)
Other adjustments	124	24
Balance at end of the period	$6,158	$444
The balances for accrued restructuring liabilities at September 30, 2017 and June 30, 2018 are recorded in Accrued expenses and other liabilities. The Company expects to incur another $1,200 of restructuring charges during the remaining of fiscal year 2018. Restructuring charges primarily represent severance charges and of the amounts incurred above, $9,664, $5,210, $6,843, and $378 were included in Cost of product sales and services, General and administration expense, Sales and marketing expense and Research and development expense, respectively, during the nine months ended June 30, 2017. During the nine months ended June 30, 2018, $3,086, $4,309, $750, and $607 were included in Cost of product sales and services, General and administration expense, Sales and marketing expense and Research and development expense, respectively. The Company continues to evaluate restructuring activities that may result in additional charges in the future.
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
Pension expense for the German and UK plans were as follows:

	Three Months Ended June 30,
	2017	2018
Service cost	$267	$230
Interest cost	82	116
Expected return on plan assets	(40)	(30)
Amortization of actuarial losses	188	75
Pension expense for defined benefit plans	$497	$391

	Nine Months Ended June 30,
	2017	2018
Service cost	$802	$705
Interest cost	246	357
Expected return on plan assets	(121)	(93)
Amortization of actuarial losses	563	230
Pension expense for defined benefit plans	$1,490	$1,199
13. Income Taxes
The income tax provision for interim periods is comprised of tax on ordinary income (loss) provided at the most recent estimated annual effective tax rate, adjusted for the tax effect of discrete items. Management estimates the annual effective tax rate each quarter based on the forcasted annual pretax income or (loss) of its U.S. and non-U.S. operations. Items unrelated to current year ordinary income or (loss) are recognized entirely in the period identified as a discrete item of tax. Discrete items generally relate to changes in tax laws, adjustments to prior year’s actual liability determined upon filing tax returns, adjustments to previously recorded reserves for uncertain tax positions, initially recording or fully reversing valuation allowances, and excess stock compensation deductions.

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

The SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed. SAB 118 applies to measuring the impact of tax laws affecting the period of enactment, such as the change in tax rate to 21%, and does not extend to changes as part of the Tax Act that are not effective until after December 31, 2017, such as U.S. taxation of certain global intangible low-taxed income (GILTI).

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

Amounts recorded where accounting is complete in the nine months ended June 30, 2018 principally relate to the reduction in the U.S. corporate income tax rate to 21%, which resulted in the Company reporting an income tax benefit of $3,641 to remeasure deferred taxes liabilities associated with indefinitely lived intangible assets that will reverse at the new 21% rate. Absent this deferred tax liability, the Company is in a net deferred tax asset position that is offset by a full valuation allowance. Though the impact of the rate change has a net tax effect of zero, the accounting to determine the gross change in the deferred tax position and the offsetting valuation is not yet complete.

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

Annual Effective Tax Rate

The full year estimated annual effective tax rate, which excludes the impact of discrete items, was 0.1% and 22.8% as of the nine months ended June 30, 2017 and 2018, respectively, and is reconciled to the U.S. statutory rate as follows.

For the nine months ended June 30, 2017, the estimated annual effective tax rate of 0.1% was lower than the U.S federal statutory rate of 35.0% primarily due to higher forecasted earnings in the U.S. and certain non-U.S. jurisdictions that permitted the realization of net deferred tax assets which were previously impaired with a valuation allowance.

For the nine months ended June 30, 2018, the U.S. federal statutory rate of 24.5% is a blended rate based upon the number of days in fiscal 2018 that the company will be taxed at the former statutory rate of 35.0% and the number of days that it will be taxed at the new rate of 21.0%. The estimated annual effective tax rate of 22.8% differs from this blended U.S. federal statutory rate principally due to higher forecasted earnings in the U.S. and certain non-U.S. jurisdictions that permitted the realization of net deferred tax assets which were previously impaired with a valuation allowance. The reduction in the U.S. statutory rate has lessened the impact of foreign statutory tax rate differences as a significant portion of the Company’s foreign income is in jurisdictions with a similar or slightly higher tax rate than 35.0%.

Prior and Current Period Tax Expense

For the three months ended June 30, 2017 the Company recognized income tax expense of $12,202, or 87.4%, on pretax income of $13,958. This rate was different from the U.S. statutory rate of 35.0% principally due to the income generated in the third quarter and the impact to year-to-date tax expense on a significantly smaller loss as compared to the loss at March 31, 2017. Discrete items for the quarter were not material.

For the three months ended June 30, 2018 the Company recognized income tax expense of $1,433, or 58.1%, on pretax income of $2,468. This 58.1% is higher than the U.S. statutory rate of 24.5%, principally due to lower forecasted earnings in the U.S. compared to prior quarters, and an increase in unbenefited foreign losses. Discrete items for the quarter were not material.

For the nine months ended June 30, 2017, income tax expense of $295 as a percentage of pretax losses of $6,255 were 4.7%.   This is slightly more than the estimated annual effective tax rate of 0.1% as a result of discrete period tax expense to record adjustments to the actual liability upon the filing of certain foreign income tax returns during the period.

For the nine months ended June 30, 2018, the Company recognized an income tax benefit of $960, which as a percentage of pretax income of $10,052 was 9.6%. This amount differs from the estimated annual effective tax rate of 22.8% as a result of a discrete tax benefit of $3,641 due to the remeasurement of U.S. deferred tax liabilities associated with indefinite lived intangible assets for the reduction in the U.S. statutory rate from 35.0% to 21.0%. Other discrete items were not material.

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

There are no amounts of unrecognized tax benefits recorded for the nine months ended June 30, 2017 and 2018. Management does not reasonably expect any significant changes to unrecognized tax benefits within next twelve months of the reporting date. U.S. federal, state and foreign tax returns remain open to examination for the years ended September 30, 2014 and forward.

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

Share-based compensation expense was $614 and $4,405 during the three months ended June 30, 2017 and 2018, respectively, and $1,634 and $11,257 during the nine months ended June 30, 2017 and 2018, respectively. The unrecognized compensation expense related to stock options and restricted stock units was $11,330 and $16,996, respectively at June 30, 2018, and is expected to be recognized over a weighted average period of 3.8 years and 1.3 years, respectively. $9 was received from the exercise of stock options during the three months ended June 30, 2018. The remaining stock options exercised during the three months ended June 30, 2018 were effected via a cashless net exercise.

Option awards vest ratably at 25% per year, and are exercisable at the time of vesting. The options granted have a ten-year contractual term.

    A summary of the stock option activity as of June 30, 2018 is presented below (amounts in thousands except per share amounts):

	Options	Weighted Average Exercise Price/Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2017	9,060	$5.18	7.5 years	$11,011
Granted	1,365	20.96
Exercised	(1,057)	4.77
Forfeited	(112)	8.29
Expired	—	—
Outstanding at June 30, 2018	9,256	7.52	7.9 years	$20,503
Options exercisable at June 30, 2018	5,697	$4.90	6.3 years	$6,169

The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the nine months ended June 30, 2018 was $19,577.

A summary of the status of the Company's non-vested stock options as of and for the nine month period ended June 30, 2018 is presented below.

	Shares	Weighted Average Grant Date Fair Value/Share
Nonvested at September 30, 2017	4,300	$1.36
Granted	1,365	7.94
Vested	(1,995)	1.16
Forfeited	(112)	2.25
Nonvested at June 30, 2018	3,558	$3.97

The total fair value of options vested during the nine months ended June 30, 2018, was $2,317.

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
The following is a summary of the RSU activity for the nine months ended June 30, 2018.

	Shares	Weighted Average Grant Date Fair Value/Share
Outstanding at September 30, 2017	—	$—
Granted	1,224	20.88
Forfeited	(7)	20.88
Outstanding at June 30, 2018	1,217	$20.88
15. Concentration of Credit Risk
The Company’s cash and cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. The Company’s trade receivables do not represent a significant concentration of credit risk at September 30, 2017 and June 30, 2018 due to the wide variety of customers and markets into which products are sold and their dispersion across geographic areas. The Company does perform ongoing credit evaluations of its customers and maintains an allowance for potential credit losses on trade receivables. As of and for the three and nine months ended June 30, 2017 and 2018, no customer accounted for more than 10% of net sales or net accounts receivable.
The Company operates predominantly in eight countries worldwide and provides a wide range of proven product brands and advanced water and wastewater treatment technologies, mobile and emergency water supply solutions and service contract options through its Industrial, Municipal, and Products segments. The Company is a multi-national business but its sales and operations are primarily in the U.S. Sales to unaffiliated customers are based on the Company locations that maintain the customer relationship and transacts the external sale.
16. Related‑Party Transactions
Transactions with Investors
The Company paid an advisory fee of $1,000 per quarter to AEA Investors LP (AEA), the private equity firm and ultimate majority shareholder pursuant to a management agreement. Upon the IPO, the management agreement terminated and the Company stopped paying these fees to AEA and as a result, only paid $333 during the three and nine months ended June 30, 2018. In addition, the Company reimbursed AEA for normal and customary expenses incurred by AEA on behalf of the Company. The Company incurred expenses, excluding advisory fees, of $249 and $43 in the nine months ended June 30, 2017 and 2018, respectively. The amounts owed to AEA were $38 and $0 at September 30, 2017 and June 30, 2018, respectively, and were included in Accrued expenses and other liabilities.
AEA, through two of its affiliated funds, is one of the lenders in the First Lien Term Loan Facility and had a commitment of $16,218 and $14,301 at September 30, 2017 and June 30, 2018, respectively.
The Company also has a related party relationship with one of its customers, who is also a shareholder of the Company. The Company had sales to this customer of $1,255 and $376 during the three months ended June 30, 2017 and 2018, respectively, and $2,819 and $961 during the nine months ended June 30, 2017 and 2018, respectively, and was owed $2,354 and $720 from this customer at September 30, 2017 and June 30, 2018, respectively.

17. Commitments and Contingencies
Operating Leases
The Company occupies certain facilities and operates certain equipment and vehicles under non‑cancelable lease arrangements. Lease agreements may contain lease escalation clauses and purchase and renewal options. The Company recognizes scheduled lease escalation clauses over the course of the applicable lease term on a straight-line basis in the Consolidated Statements of Operations.
Total rent expense was $4,777 and $4,091 for the three months ended June 30, 2017 and 2018, respectively, and $13,608 and $13,843 for the nine months ended June 30, 2017 and 2018, respectively.
Future minimum aggregate rental payments under non-cancelable operating leases are as follows:

Operating Leases
Fiscal Year
Remainder of 2018	$2,985
2019	10,746
2020	9,368
2021	7,410
2022	4,998
Thereafter	10,948
Total	$46,455
Capital Leases
The gross and net carrying values of the equipment under capital leases were $43,727 and $30,302, respectively, as of September 30, 2017 and were $50,005 and $30,077, respectively, as of June 30, 2018 and are recorded in Property, plant and equipment, net.
The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of June 30, 2018.

Capital Leases
Fiscal Year
Remainder of 2018	$3,461
2019	10,492
2020	8,633
2021	5,563
2022	3,563
Thereafter	2,342
Total	34,054
Less amount representing interest (at rates ranging from 2.15% to 3.65%)	2,565
Present value of net minimum capital lease payments	31,489
Less current installments of obligations under capital leases	11,885
Obligations under capital leases, excluding current installments	$19,604

The current installments of obligations under capital leases are included in Accrued expenses and other liabilities. Obligations under capital leases, excluding current installments, are included in Other non-current liabilities.
The Company is a lessor to multiple parties. The Company purchases equipment through internal funding or bank debt equal to the fair market value of the equipment. The equipment is then leased to customers for periods ranging from five to twenty years. As of June 30, 2018, future minimum lease payments receivable under operating leases are as follows:

Operating Leases
Fiscal year
Remainder of 2018	$1,372
2019	6,107
2020	7,257
2021	5,547
2022	5,395
Thereafter	63,356
Future minimum lease payments	$89,034
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
As of September 30, 2017 and June 30, 2018, the Company had letters of credit totaling $17,274 and $13,244, respectively, and surety bonds totaling $87,849 and $100,487, respectively, outstanding under the Company’s credit arrangements.  The longest maturity date of the letters of credit and surety bonds in effect as of June 30, 2018 was March 26, 2029. Additionally, as of September 30, 2017 and June 30, 2018, the Company had letters of credit totaling $901 and $867, respectively, and surety bonds totaling $12,970 and $5,545, respectively, outstanding under the Company’s prior arrangement with Siemens.
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

18. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	September 30, 2017	June 30, 2018
Salaries, wages and other benefits	$52,116	$27,181
Severance payments	3,542	444
Taxes, other than income	9,244	10,113
Obligations under capital leases	9,777	11,885
Third party commissions	6,968	4,300
Insurance liabilities	4,915	4,293
Provisions for litigation	4,715	1,850
Earn-outs related to acquisitions	4,304	7,218
Other	26,342	23,111
	$121,923	$90,395
The reduction in Accrued expenses and other liabilities is primarily due to timing of cash payments for various employee-related liabilities, along with the payment of accrued expenses related to the IPO during the nine months ended June 30, 2018.
19. Business Segments
The Company has three reportable segments – Industrial, Municipal and Products. Segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. The key factors used to identify these reportable segments are the organization and alignment of the Company’s internal operations, the nature of the products and services, and customer type. The business segments are described as follows:
Industrial combines equipment and services to improve operational reliability and environmental compliance for heavy and light industry, commercial and institutional markets. Their customers span industries including hydrocarbon refineries, chemical processing, power, food and beverage, life sciences, health services and microelectronics.
Municipal helps engineers and municipalities meet new demands for plant performance through leading equipment, solutions and services backed by trusted brands and over 100 plus years of applications experience. Their customers include waste water and drinking water collection and distribution systems, and utility operators. Their services include odor control services.
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
The Company evaluates its business segments’ operating results based on earnings before interest, taxes, depreciation and amortization, and certain other charges that are specific to the activities of the respective segments. Corporate activities include general corporate expenses, elimination of intersegment transactions, interest income and expense and certain other charges. Certain other charges include restructuring and other business transformation charges that have been undertaken to align and reposition the Company to the current reporting structure, acquisition related costs (including transaction costs, certain integration costs and recognition of backlog intangible assets recorded in purchase accounting) and share-based compensation charges.
Since certain administrative and other operating expenses and other items have not been allocated to business segments, the results in the below table are not necessarily a measure computed in accordance with generally accepted accounting principles and may not be comparable to other companies.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2018	2017	2018
Total sales
Industrial	$155,904	$184,133	$464,414	$536,351
Municipal	79,817	75,927	217,897	215,768
Products	93,257	104,013	258,181	280,496
Total sales	328,978	364,073	940,492	1,032,615
Intersegment sales
Industrial	1,206	1,810	3,553	7,575
Municipal	7,075	7,428	18,970	21,079
Products	9,555	12,360	27,053	30,746
Total intersegment sales	17,836	21,598	49,576	59,400
Sales to external customers
Industrial	154,698	182,323	460,861	528,776
Municipal	72,742	68,499	198,927	194,689
Products	83,702	91,653	231,128	249,750
Total sales	311,142	342,475	890,916	973,215
Earnings before interest, taxes, depreciation and amortization (EBITDA)
Industrial	34,758	35,805	102,133	117,646
Municipal	12,556	14,434	29,644	30,784
Products	21,196	23,989	53,070	57,635
Corporate	(23,794)	(37,828)	(96,172)	(93,667)
Total EBITDA	44,716	36,400	88,675	112,398
Depreciation and amortization
Industrial	9,191	11,390	27,632	32,244
Municipal	1,994	1,736	6,119	5,312
Products	2,084	3,269	8,722	9,345
Corporate	5,024	5,167	13,340	15,023
Total depreciation and amortization	18,293	21,562	55,813	61,924
Operating profit (loss)
Industrial	25,567	24,415	74,501	85,402
Municipal	10,562	12,698	23,525	25,472
Products	19,112	20,720	44,348	48,290
Corporate	(28,817)	(42,995)	(109,512)	(108,689)
Total operating profit	26,424	14,838	32,862	50,475
Interest expense	(12,466)	(12,370)	(39,117)	(40,423)
Income (loss) before income taxes	13,958	2,468	(6,255)	10,052
Income tax (expense) benefit	(12,202)	(1,433)	(295)	960
Net income (loss)	$1,756	$1,035	$(6,550)	$11,012
Capital expenditures
Industrial	$9,256	$14,364	$31,019	$34,866
Products	1,658	2,817	4,239	5,138
Municipal	561	3,182	1,577	6,154
Corporate	1,772	2,536	3,640	8,411
Total capital expenditures	$13,247	$22,899	$40,475	$54,569

	September 30, 2017	June 30, 2018
Assets
Industrial	$461,471	$492,875
Municipal	155,698	171,438
Products	513,941	538,430
Corporate	342,199	296,478
Total assets	$1,473,309	$1,499,221
Goodwill
Industrial	$128,190	$127,357
Municipal	9,865	9,741
Products	183,858	187,174
Total goodwill	$321,913	$324,272
20. Earnings Per Share
The following table sets forth the computation of basic and diluted income (loss) from continuing operations per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2018	2017	2018
Numerator:
Numerator for basic and diluted income (loss) per common share—Net income (loss) attributable to Evoqua Water Technologies Corp.	$1,503	$793	$(8,898)	$9,585
Denominator:
Denominator for basic net income (loss) per common share—weighted average shares	104,821	113,842	104,821	113,842
Effect of dilutive securities:
Share‑based compensation	3,164	5,205	—	6,094
Denominator for diluted net income (loss) per common share—adjusted weighted average shares	107,985	119,047	104,821	119,936
Basic income (loss) attributable to Evoqua Water Technologies Corp. per common share	$0.01	$0.01	$(0.08)	$0.08
Diluted income (loss) attributable to Evoqua Water Technologies Corp. per common share	$0.01	$0.01	$(0.08)	$0.08
Since the Company was in a net loss position for the nine months ended June 30, 2017, there was no difference between the number of shares used to calculate basic and diluted loss per share. Because of their anti-dilutive effect, 8,824 common share equivalents, comprised of employee stock options, have been excluded from the diluted EPS calculation for the nine months ended June 30, 2017.

21. Subsequent Events
The Company completed the acquisition of ProAct Services Corporation (ProAct) on July 26, 2018, through the Company's wholly owned subsidiary, EWT Holdings III Corp., for $133,772 paid in cash at closing. ProAct is a leading provider of on-site treatment services of contaminated water in all 50 states. ProAct will operate as a separate division within Evoqua’s Industrial Segment and will continue to be based in Ludington, Michigan with a nationwide service footprint and facilities in California, Florida, Michigan, Minnesota, New Jersey, Virginia and Texas.
In connection with the closing of the ProAct acquisition on July 26, 2018, EWT Holdings III Corp. entered into Amendment 6 to the First Lien Credit Agreement dated January 15, 2014 (as amended, amended and restated, extended, supplemented or otherwise modified from time to time prior to the effectiveness of Amendment 6, the Existing Credit Agreement). Pursuant to Amendment 6, among other things, EWT Holdings III Corp. borrowed an additional $150,000 in incremental term loans, and all of the revolving credit lenders whose revolving credit loans were scheduled to mature on January 15, 2019 agreed to convert 100% of these commitments into revolving credit loans that will mature on December 20, 2022. The other terms of the Existing Credit Agreement, including rates, remain generally the same.
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
We evaluate our business segments’ operating results based on income from operations and EBITDA or Adjusted EBITDA on a segment basis. Corporate activities include general corporate expenses, elimination of intersegment transactions, interest income and expense and certain other charges, which have not been allocated to business segments. As such, the segment results provided herein may not be comparable to other companies.
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
Our Existing Customer Base
We believe our strong brands, leading position in highly fragmented markets, scalable and global offerings, leading installed base and unique ability to provide complete treatment solutions will enable us to capture a larger share of our existing customers’ water treatment spend while expanding with existing and new customers into adjacent end‑markets and underpenetrated regions. To capitalize on these opportunities, we are investing in our sales force, marketing and technologies, and cross‑selling to existing customers. We are uniquely positioned to further penetrate our core markets, with over 200,000 installations across over 38,000 global customers. We maintain a customer‑intimate business model with strong brand value and provide solutions‑focused offerings capable of serving a customer’s full lifecycle water treatment needs, both in current and new geographic regions.

Our Service Model
We selectively target high value projects with opportunities for recurring business through our Water One® service, for parts and other aftermarket opportunities over the lifecycle of the process or capital equipment.  In particular, we have developed a pipeline of smart, internet-connected monitoring technologies through the deployment of our Water Assure® smart water platform that provides us with an increasing ability to handle our customers’ complete water needs through on-demand water management, predictive maintenance and service response planning.   Our Water Assure service also enables us to transition our customers to more accurate pricing models based on usage, which otherwise would not have been possible without technological advancement. Our technology solutions provide customers with increased stability and predictability in water‑related costs, while enabling us to optimize our service route network and on-demand offerings through predictive analytics, which we believe will result in market share gains, improved service levels, increased barriers to entry and reduced costs.

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
Public company costs. As a result of our IPO, we now incur additional legal, accounting and other expenses that we did not previously incur, including costs associated with SEC reporting and corporate governance requirements. These requirements include compliance with the Sarbanes‑Oxley Act as well as other rules implemented by the SEC and the NYSE. Our financial statements following our IPO will reflect the impact of these expenses. In addition, the one‑time grant of stock‑settled restricted stock unit awards made in connection with the IPO to certain members of management will result in increased non‑cash share‑based compensation expense, which will be incremental to our ongoing share‑based compensation expense. This share‑based compensation expense is expected to be expensed beginning in the first fiscal quarter of fiscal 2018 and continuing over the following eight fiscal quarters.
Debt refinancings and Incremental Term Loan. On December 20, 2017, certain subsidiaries of the Company entered into Amendment No. 5 (the “Fifth Amendment”), among EWT III, as the borrower, certain other subsidiaries of the Company, and Credit Suisse AG, as administrative agent and collateral agent, relating to the First Lien Credit Agreement, dated January 15, 2014 (as amended, amended and restated, extended, supplemented or otherwise modified from time to time prior to the effectiveness of the Amendment, the “Existing Credit Agreement”). Proceeds of the Fifth Amendment were used to refinance $796,574 of Existing Term Loans.  Principal and interest under the Term Loans outstanding under the First Lien Credit Agreement are payable in quarterly installments, with quarterly principal reductions under the Fifth Amendment of $1,991, and the balance due at maturity on December 20, 2024.
On June 26, 2018 the Company reached a contingent agreement under the First Lien Credit Agreement to increase the loan outstanding by $150,000 subject to successfully closing on the announced ProAct Services Corporation acquisition. The terms for this additional borrowing would be consistent with the current terms. In addition, the Company reached an agreement with certain Revolving Credit Lenders to amend their participation from 2019 Revolving Credit Commitments to 2022 Revolving Credit Commitments. On conclusion of these amendments, the entire Revolving Credit of $125,000 will have a maturity in 2022.

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
Operating Expenses
Operating expenses consist primarily of general and administrative, sales and marketing and research and development expenses.
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
Sales and Marketing. Sales and marketing expenses consist primarily of advertising and marketing promotions of our products, services and solutions and related personnel expenses (including all Evoqua sales and application engineer employees’ base compensation and incentives), as well as sponsorship costs, consulting and contractor expenses, travel, display expenses and related amortization. We expect our sales and marketing expenses to increase as we continue to actively promote our products, services and solutions.
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
Research and development expenses can fluctuate depending on our determination to invest in developing new products, services and solutions and enhancing our existing products, services and solutions versus adding these capabilities through a mergers and acquisitions strategy.
Net Income (Loss)
Net income (loss) is determined by subtracting operating expenses and interest expense from, and adding other operating income (expense), equity income from our partnership interest in Treated Water Outsourcing and income tax benefit (expense) to, gross profit. For more information on how we determine gross profit, see “Gross Profit.”
Adjusted EBITDA
Adjusted EBITDA is one of the primary metrics used by management to evaluate the financial performance of our business. Adjusted EBITDA is defined as net income (loss) before interest expense, income tax benefit (expense) and depreciation and amortization, adjusted for the impact of certain other items, including restructuring and related business transformation costs, purchase accounting adjustment costs, non-cash share-based compensation, sponsor fees, transaction costs and other gains, losses and expenses. We present Adjusted EBITDA, which is not a recognized financial measure under GAAP, because we believe it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. Further, we believe it is helpful in highlighting trends in our operating results, because it excludes the results of decisions that are outside the control of management, while other measures can differ significantly depending on long‑term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management uses Adjusted EBITDA to supplement GAAP measures of performance as follows:

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
In addition to the above, our chief operating decision maker uses EBITDA and Adjusted EBITDA of each reportable segment to evaluate the operating performance of such segments. EBITDA and Adjusted EBITDA of the reportable segments does not include certain charges that are presented within Corporate activities. These charges include certain restructuring and other business transformation charges that have been incurred to align and reposition the Company to the current reporting structure, acquisition related costs (including transaction costs, integration costs and recognition of backlog intangible assets recorded in purchase accounting) and share-based compensation charges.
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
The following is a reconciliation of our Net income (loss) to Adjusted EBITDA (unaudited, amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2018	2017	2018
Net income (loss)	$1,756	$1,035	$(6,550)	$11,012
Income tax expense (benefit)	12,202	1,433	295	(960)
Interest expense	12,466	12,370	39,117	40,423
Operating profit	26,424	14,838	32,862	50,475
Depreciation and amortization	18,293	21,561	55,813	61,924
EBITDA	44,717	36,399	88,675	112,399
Restructuring and related business transformation costs (a)	13,349	8,930	36,382	25,273
Purchase accounting adjustment costs (b)	—	—	229	—
Share-based compensation (c)	614	4,405	1,634	11,257
Sponsor fees (d)	1,042	—	3,042	333
Transaction costs (e)	1,899	4,655	5,659	6,014
Other (gains), losses and expenses (f)	(6,490)	3,624	682	405
Adjusted EBITDA	$55,131	$58,013	$136,303	$155,681

(a)	Represents:

(i)
costs and expenses in connection with various restructuring initiatives since our acquisition, through our wholly-owned entities, EWT Holdings II Corp. and EWT Holdings III Corp., of all of the outstanding shares of Siemens Water Technologies, a group of legal entity businesses formerly owned by Siemens Aktiengesellschaft, on January 15, 2014 (the “AEA Acquisition”), including severance costs, relocation costs, recruiting expenses, write‑offs of inventory and fixed assets and third‑party consultant costs to assist with these initiatives (includes (A) $3.3 million and $19.2 million for the three and nine months ended June 30, 2017, respectively, and $0.0 million and $0.3 million for the three and nine months ended June 30, 2018, respectively, (all of which is reflected as a component of Restructuring charges in “Note 11. Restructuring and Related Charges” to our Unaudited condensed consolidated financial statements included in this Report) related to our voluntary separation plan pursuant to which approximately 220 employees accepted separation packages, and (B) $3.8 million and $6.5 million for the three and nine months ended June 30, 2017, respectively, (of which $0.4 million and $2.9 million for the three and nine months ended June 30, 2017, respectively, is reflected as a component of Restructuring charges in "Note 11. Restructuring and Related Charges" to our Unaudited condensed consolidated financial statements included in this Report), reflected as components of Cost of product sales and services ($1.7 million and $3.4 million for the three and nine month periods, respectively), Sales and marketing expense ($1.0 million and $1.0 million for the three and nine month periods, respectively), and General and administrative expense ($1.1 million and $2.0 million for the three and nine month periods, respectively); and $1.7 million and $7.1 million for the three and nine months ended June 30, 2018, respectively, reflected as components of Cost of product sales and services ($0.6 million and $2.2 million for the three and nine month periods, respectively), Research and development expense ($0.1 million and $0.6 million for the three and nine month periods, respectively), Sales and marketing expense ($0.0 million and $0.5 million for the three and nine month periods, respectively) and General and administrative expense ($1.0 million and $3.8 million for the three and nine month periods, respectively) (all of which is reflected as a component of Restructuring charges in “Note 11. Restructuring and Related Charges” to our Unaudited condensed consolidated financial statements included in this Report) related to various other initiatives implemented to restructure and reorganize our business with the appropriate management team and cost structure). Differences between amounts reflected as restructuring charges in "Note 11. Restructuring and Related Charges" to our Unaudited condensed consolidated financial statements included in this Report and amounts reflected in this adjustment relate primarily to consulting costs and other charges related to implementing such initiatives that have primarily been recorded as components of Cost of product sales and services ($1.4 million), Sales and marketing expense ($1.0 million) and General and administrative expense ($1.0 million) in the three and nine months ended June 30, 2017;

(ii)
legal settlement costs and intellectual property related fees associated with legacy matters prior to the AEA Acquisition, including fees and settlement costs related to product warranty litigation on MEMCOR products and certain discontinued products ($1.0 million and $1.8 million for the three and nine months ended June 30, 2017, respectively, reflected as components of Cost of product sales and services ($0.1 million and $0.3 million for the three and nine month periods, respectively) and General and administrative expense ($0.9 million and $1.5 million for the three and nine month periods, respectively), and $1.0 million and $2.0 million for the three and nine months ended June 30, 2018, reflected as components of Cost of product sales and services ($0.7 million and $1.1 million for the three and nine month periods, respectively) and General and administrative expense ($0.3 million and $0.9 million for the three and nine month periods, respectively));

(iii)
expenses associated with our information technology and functional infrastructure transformation following the AEA Acquisition, including activities to optimize information technology systems and functional infrastructure processes ($1.0 million and $4.7 million for the three and nine months ended June 30, 2017, primarily reflected as components of Cost of product sales and services ($0.4 million and $2.1 million for the three and nine month periods, respectively), Sales and marketing expense ($0.1 million and $0.7 million for the three and nine month periods, respectively), Research and development expense ($0.0 million and $(0.1) million for the three and nine month periods, respectively) and General and administrative expense ($0.4 million and $1.9 million for the three and nine month periods, respectively), and $5.5 million and $10.2 million in the three and nine months ended June 30, 2018, primarily reflected as components of Cost of product sales and services ($1.0 million and $3.3 million for the three and nine month periods, respectively), Sales and marketing expense ($0.0 million for the three and nine months periods, respectively) and General and administrative expense ($4.1 million and $6.5 million for the three and nine month periods, respectively)); and

(iv)
costs incurred by us in connection with our IPO and secondary offering, including consultant costs and public company compliance costs ($4.3 million for both the three and nine months ended June 30, 2017, primarily reflected as components of Cost of product sales and services ($0.1 million for the three and nine month periods, respectively), Sales and marketing expense ($1.9 million for the three and nine month periods, respectively), and General and administrative expense ($2.3 million for the three and nine month periods, respectively) and $0.6 million and $5.6 million for the three and nine months ended June 30, 2018, respectively, all reflected as a component of General and administrative expense).

(b)	Represents adjustments for the effect of the purchase accounting step-up in the value of inventory to fair value recognized in Cost of product sales as a result of the acquisition of Magneto.

(c)
Represents non‑cash share‑based compensation expenses related to option awards. See “Note 14. Share-Based Compensation” to our Unaudited condensed consolidated financial statements included in this Report for further detail.

(d)
Represents management fees paid to AEA pursuant to the management agreement. Pursuant to the management agreement, AEA provided advisory and consulting services to us in connection with the AEA Acquisition, including investment banking, due diligence, financial advisory and valuation services. AEA also provided ongoing advisory and consulting services to us pursuant to the management agreement. In connection with the IPO, the management agreement was terminated. See “Note 16. Related-Party Transactions” to our Unaudited condensed consolidated financial statements included in this Report for further detail.

(e)
Represents expenses associated with acquisition and divestiture related activities and post‑acquisition integration costs and accounting, tax, consulting, legal and other fees and expenses associated with acquisition transactions ($1.9 million and $5.7 million in the three and nine months ended June 30, 2017, respectively, and $4.7 million and $6.0 million in the three and nine months ended June 30, 2018, respectively).

(f)	Represents:

(i)
impact of foreign exchange gains and losses ($(7.1) million gain and $(2.1) million gain in the three and nine months ended June 30, 2017, respectively, and $8.8 million loss and $5.2 million loss in the three and nine months ended June 30, 2018, respectively);

(ii)
foreign exchange impact related to headquarter allocations ($(0.1) million gain and $1.0 million loss for the three and nine months ended June 30, 2017, respectively, and $(0.3) million gain for the nine months ended June 30, 2018); and

(iii)
expenses related to maintaining non-operational business locations ($0.6 million and $1.8 million in the three and nine months ended June 30, 2017, respectively, and $0.5 million $1.2 million in the three and nine months ended June 30, 2018, respectively).

(iv)
expenses incurred by the Company related to the remediation of manufacturing defects caused by a third party vendor for which the Company is seeking restitution ($1.6 million for both the three and nine months ended June 30, 2018, respectively, all reflected as a component of Cost of product sales).

(v)
gain on the sale of assets related to the disposition of land at our Windsor, Australia location ($(7) million for both the three and nine months ended June 30, 2018, respectively, all reflected as a component of Other operating (expense) income).

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated:

	Three Months Ended June 30,					Nine Months Ended June 30,
	2017		2018			2017		2018
		% of Revenues		% of Revenues	% Variance		% of Revenues		% of Revenues	% Variance
	(in thousands)					(in thousands)
Revenue from product sales and services	$311,142	100.0%	$342,475	100.0%	—%	$890,916	100.0%	$973,215	100.0%	—%
Cost of product sales and services	(210,715)	(67.7)%	(240,468)	(70.2)%	3.7%	(614,088)	(68.9)%	(674,832)	(69.3)%	0.6%
Gross profit	100,427	32.3%	102,007	29.8%	(7.7)%	276,828	31.1%	298,383	30.7%	(1.3)%
General and administrative expense	(31,136)	(10.0)%	(56,961)	(16.6)%	66.0%	(120,534)	(13.5)%	(140,767)	(14.5)%	7.4%
Sales and marketing expense	(36,946)	(11.9)%	(33,888)	(9.9)%	(16.8)%	(108,729)	(12.2)%	(102,459)	(10.5)%	(13.9)%
Research and development expense	(5,592)	(1.8)%	(3,682)	(1.1)%	(38.9)%	(15,684)	(1.8)%	(12,356)	(1.3)%	(27.8)%
Other operating (expense) income	(329)	(0.1)%	7,362	2.1%	(2,200.0)%	981	0.1%	7,674	0.8%	700.0%
Interest expense	(12,466)	(4.0)%	(12,370)	(3.6)%	(10.0)%	(39,117)	(4.4)%	(40,423)	(4.2)%	(4.5)%
Loss before income taxes	13,958	4.5%	2,468	0.7%		(6,255)	(0.7)%	10,052	1.0%
Income tax (expense) benefit	(12,202)	(3.9)%	(1,433)	(0.4)%	(89.7)%	(295)	—%	960	0.1%	—%
Net income (loss)	1,756	0.6%	1,035	0.3%	(50.0)%	(6,550)	(0.7)%	11,012	1.1%	(257.1)%
Net income attributable to non‑controlling interest	253	0.1%	242	0.1%	—%	2,348	0.3%	1,427	0.1%	(66.7)%
Net income (loss) attributable to Evoqua Water Technologies Corp.	$1,503	0.5%	$793	0.2%	(60.0)%	$(8,898)	(1.0)%	$9,585	1.0%	(200.0)%

Weighted average shares outstanding
Basic	104,821		113,842			104,821		113,842
Diluted	107,985		119,047			104,821		119,936
Earnings (loss) per share
Basic	$0.01		$0.01			$(0.08)		$0.08
Diluted	$0.01		$0.01			$(0.08)		$0.08

Other financial data:
Adjusted EBITDA(1)	$55,131	17.7%	$58,013	16.9%	(4.5)%	$136,303	15.3%	$155,681	16.0%	4.6%

(1)
For the definition of Adjusted EBITDA and a reconciliation to net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see “How We Assess the Performance of Our Business-Adjusted EBITDA.”

Consolidated Results
Revenues-Revenues increased $31,333, or 10.1%, to $342,475 in the three months ended June 30, 2018 from $311,142 in the three months ended June 30, 2017. Revenues increased $82,299, or 9.2%, to $973,215 in the nine months ended June 30, 2018 from $890,916 in the nine months ended June 30, 2017.
The following table provides the change in revenues from product sales and revenues from services, respectively:

	Three Months Ended June 30,					Nine Months Ended June 30,
	2017		2018		% Variance	2017		2018		% Variance
		% of Revenues		% of Revenues			% of Revenues		% of Revenues
	(in thousands)					(in thousands)
Revenue from product sales	$168,252	54.1%	$200,478	58.5%	19.2%	$474,543	46.7%	$550,202	42.6%	15.9%
Revenue from services	142,890	45.9%	141,997	41.5%	(0.6)%	416,373	53.3%	423,013	57.4%	1.6%
	$311,142		$342,475		10.1%	$890,916		$973,215		9.2%
Revenues from product sales increased $32,226, or 19.2%, to $200,478 in the three months ended June 30, 2018 from $168,252 in the three months ended June 30, 2017. The increase in product revenues was primarily due to the growth in capital projects of $13,837 year-over-year in addition to revenue from the acquisitions of Noble, ADI, Olson, Pure Water and Pacific Ozone, which accounted for $12,842 of increased revenues. Aftermarket and other component product sales also had organic revenue growth of $3,319. The remaining increase of $2,228 was due to gains from foreign currency translation.
Revenues from product sales increased $75,659, or 15.9%, to $550,202 in the nine months ended June 30, 2018 from $474,543 in the nine months ended June 30, 2017. The increase in product revenues was primarily due to growth in capital projects which resulted in an increase of $31,743. The acquisitions of Noble, ADI, Olson, Pure Water and Pacific Ozone accounted for another $31,774 of the growth in revenues year-over-year. Aftermarket and other component product sales had organic growth of $3,772. The remaining increase of $8,370 was due to gains from foreign currency translation.
Revenues from services increased $893, or 0.6%, to $141,997 in the three months ended June 30, 2018 from $142,890 in the three months ended June 30, 2017. The main driver of this increase was $753 recognized from the Noble and Pure Water acquisitions in addition to the timing of the delivery of services as compared to the prior year.
Revenues from services increased $6,640, or 1.6%, to $423,013 in the nine months ended June 30, 2018 from $416,373 in the nine months ended June 30, 2017. The increase was driven mainly by timing of delivery of services in the current period as compared to the prior period. Another $1,842 was recognized from the Noble and Pure Water acquisitions.
Cost of Sales and Gross Margin-Total gross margin decreased to 29.8% in the three months ended June 30, 2018 from 32.3% in the three months ended June 30, 2017. Total gross margin decreased slightly to 30.7% in the nine months ended March 31, 2018 from 31.1% in the nine months ended June 30, 2018.
The following table provides the change in cost of product sales and cost of services, respectively, along with related gross margins:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2017		2018		2017		2018
		Gross Margin %		Gross Margin %		Gross Margin %		Gross Margin %
	(in thousands)				(in thousands)
Cost of product sales	$102,988	38.8%	$131,241	34.5%	$298,898	37.0%	$359,547	34.7%
Cost of services	107,727	24.6%	109,227	23.1%	315,190	24.3%	315,285	25.5%
	210,715	32.3%	$240,468	29.8%	$614,088	31.1%	$674,832	30.7%
Cost of product sales increased by approximately $28,253 to $131,241 in the three months ended June 30, 2018 from $102,988 in the three months ended June 30, 2017. The increase in cost of product sales was primarily driven by the volume increases year-over-year related to organic capital project and aftermarket revenues, which accounted for $21,095 of the increase, as well as due to the acquisitions of Noble, ADI, Olson, Pure Water and Pacific Ozone, which accounted for $7,158 of the increase.
Cost of product sales increased $60,649 to $359,547, in the nine months ended June 30, 2018 from $298,898 in the nine months ended June 30, 2017. The increase in cost of product sales was primarily driven by the increased volume in capital projects and aftermarket revenues, which accounted for $42,803 of the increase, as well as the acquisitions of ADI, Olson, Pure Water and Pacific Ozone, which accounted for $17,846 of the increase year-over-year.
Cost of services increased by approximately $1,500 in the three months ended June 30, 2018 from $107,727 in the three months ended June 30, 2017. The increase in cost of services was mainly related to an overall increase in revenue volume.
Cost of services increased by $95 to $315,285 in the nine months ended June 30, 2018 from $315,190 in the nine months ended June 30, 2017. The increase in cost of services was mainly related to an overall increase in revenue volume.
Operating Expenses-Operating expenses increased $20,857, or 28.3%, to $94,531 in the three months ended June 30, 2018 from $73,674 in the three months ended June 30, 2017. Included in the three months ended June 30, 2017 amount was a gain from favorable foreign currency impacts of $7,100, whereas the amount included in the three months ended June 30, 2018 was a loss from unfavorable foreign currency impacts of $8,828. This change in foreign currency resulted in an increase in operating expenses of $15,928. Additionally, the Company incurred increased expenses of $4,209 associated with the acquisitions of Noble, ADI, Olson, Pure Water and Pacific Ozone. Another $2,619 increase was due to the acquisitions of Noble and ADI achieving all the required earn-out targets, which resulted in an increase to the fair valued amount of the earn-out recorded upon the acquisitions. These increases were offset by a reduction in research and development spending of $1,910 and a slight reductions in employment costs.
Operating expenses increased $10,635, or 4.3%, to $255,582 in the nine months ended June 30, 2018 from $244,947 in the nine months ended June 30, 2017. Included in the nine months ended June 30, 2017 amount was a gain from favorable foreign currency impacts of $1,489, whereas the amount included in the nine months ended June 30, 2018 was a loss from unfavorable foreign currency impacts of $5,059. This change in foreign currency resulted in an increase in operating expenses of $6,548. Another $9,281 increase was due to the acquisitions of Noble, ADI, Olson, Pure Water and Pacific Ozone. These increases in operating expenses were offset by a $5,194 reduction in restructuring expenses and employment costs driven by the cost improvement initiatives implemented in the current and prior year. A discussion of operating expenses by category is as follows:
Research and Development Expense - Research and development expenses decreased due to reduced spending and an increase of cost reimbursements received from outside parties over the same periods in the prior year.
Sales and Marketing Expense - Sales and marketing expenses had a decrease mainly due to a reduction in restructuring charges and lower employment costs.
General and Administrative Expense - General and administrative expenses increased $25,825, or 82.9%, to $56,961 in the three months ended June 30, 2018 from $31,136 in the three months ended June 30, 2017. This increase in general and administrative expenses was primarily due to unfavorable foreign currency impacts on the intracompany loans of $15,928, as describe above, in addition to increased employee related expenses of $3,555, primarily due to increased share-based compensation expense. The Noble, ADI, Olson, Pure Water and Pacific Ozone acquisitions resulted in another $3,723 of increased costs, and another $2,619 was due to the earn-out adjustment mentioned above.
General and administrative expenses increased $20,233, or 16.8%, to $140,767 in the nine months ended June 30, 2018 from $120,534 in the nine months ended June 30, 2017. This increase in general and administrative expenses was primarily due to increased costs from the acquisitions of $8,295 and unfavorable foreign currency impacts on the intracompany loans of $7,254, as described above, as well as $2,619 attributable to the earn-out adjustment mentioned above. The remaining increase was due to increased employee related expenses and amortization expense.
Other operating (expense) income-Other operating (expense) income increased $7,691, or 2,337.7%, to income of $7,362 in the three months ended June 30, 2018 from expense of $329 in the three months ended June 30, 2017. In the three months ended June 30, 2018, the Company sold two parcels of land in their Australian location which resulted in a gain of $6,990. The sale of precious metals resulted in another $457 of gain, in addition to an insurance settlement of $100. There were no similar transactions in the three months ended June 30, 2017.
Other operating income increased $6,693, or 682.3%, to income of $7,674 in the nine months ended June 30, 2018 from income of $981 in the nine months ended June 30, 2017 for the same reasons as mentioned above.
Interest Expense-Interest expense remained flat with a very slight decrease of $96, or 0.8%, to $12,370 in the three months ended June 30, 2018 from $12,466 in the three months ended June 30, 2017. The decrease in interest expense was primarily due the reduction in the overall loan balance due to a $100,000 prepayment during the first quarter of the current fiscal year, coupled with the refinancing that occurred in December 2017, offset by the impact of increasing LIBOR rates. Interest expense increased $1,306, or 3.3%, to $40,423 in the nine months ended June 30, 2018 from $39,117 in the nine months ended June 30, 2017. The increase in interest expense was primarily due to the increase in charges associated with the $100,000 prepayment of the Term Loan in November 2017 coupled with the refinancing that occurred in December 2017.
Income tax (expense) benefit-An income tax expense of $12,202 and $1,433 was recorded for the three months ended June 30, 2017 and 2018, respectively. The decrease in tax expense is principally the result of lower earnings compared to the same quarter in the prior year. In each period, discrete items were not material.
An income tax expense (benefit) of $295 and ($960) was recorded for the nine months ended ended June 30, 2017 and 2018, respectively. This decrease is the result of a discrete tax benefit of $3,641 to remeasure U.S. deferred tax liabilities associated with indefinite lived intangible assets from 35.0% to 21.0%. Other than accounting for the reduced U.S. federal tax rate to 21.0%, there are currently no other U. S. tax reform effects reflected in operating results as either such amounts are not expected to be material, or certain other applicable provisions are not effective for fiscal year tax filers until October 1, 2018.
Net Income-Net income decreased by $721, or 41.1%, to $1,035 for the three months ended June 30, 2018 from $1,756 in the three months ended June 30, 2017. This was primarily driven by the increase in operating expenses, mainly the unfavorable change in foreign currency impacts as described above. Net income increased by $17,562, or 268.1%, to net earnings of $11,012 for the nine months ended June 30, 2018 from a net loss of $6,550 in the nine months ended June 30, 2017. This increase was primarily driven by increased sales and gross profit.
Adjusted EBITDA-Adjusted EBITDA increased $2,882, or 5.2%, to $58,013 for the three months ended June 30, 2018 from $55,131 for the three months ended June 30, 2017. Adjusted EBITDA increased $19,378, or 14.2%, to $155,681 for the nine months ended June 30, 2018 from $136,303 for the nine months ended June 30, 2017. Benefits derived from restructuring and operational efficiencies that were implemented in the current and prior fiscal year, as well as increased volume and accretive profitability associated with organic revenue growth and current and prior year acquisitions, provided for the increase in Adjusted EBITDA.

Segment Results

	Three Months Ended June 30,			Nine Months Ended June 30,
	2017	2018	% Variance	2017	2018	% Variance
	(in thousands)			(in thousands)
Revenues
Industrial	$154,698	$182,323	17.9%	$460,861	$528,776	14.7%
Municipal	72,742	68,499	(5.8)%	198,927	194,689	(2.1)%
Products	83,702	91,653	9.5%	231,128	249,750	8.1%
Total Consolidated	$311,142	$342,475	10.1%	$890,916	$973,215	9.2%
Percentage of total consolidated revenues
Industrial	49.7%	53.2%		51.7%	54.3%
Municipal	23.4%	20.0%		22.4%	20.0%
Products	26.9%	26.8%		25.9%	25.7%
Total Consolidated	100%	100%		100%	100%
Operating Profit
Industrial	$25,567	$24,415	(4.5)%	$74,501	$85,402	14.6%
Municipal	10,562	12,698	20.2%	23,525	25,472	8.3%
Products	19,112	20,720	8.4%	44,348	48,290	8.9%
Corporate	(28,817)	(42,995)	(49.2)%	(109,512)	(108,689)	0.8%
Total Consolidated	$26,424	$14,838	(43.8)%	$32,862	$50,475	53.6%
Operating profit as a percentage of total consolidated revenues
Industrial	8.2%	7.1%		23.9%	24.9%
Municipal	3.4%	3.7%		7.6%	7.4%
Products	6.1%	6.1%		14.3%	14.1%
Corporate	(9.3)%	(12.6)%		(35.2)%	(31.7)%
Total Consolidated	7.7%	4.3%		9.6%	14.7%
EBITDA
Industrial	$34,758	$35,805	3.0%	$102,133	$117,646	15.2%
Municipal	12,556	14,434	15.0%	29,644	30,784	3.8%
Products	21,196	23,989	13.2%	53,070	57,635	8.6%
Corporate and unallocated costs	(23,794)	(37,828)	59.0%	(96,172)	(93,667)	(2.6)%
Total Consolidated	$44,716	$36,400	(18.6)%	$88,675	$112,398	26.8%
EBITDA as a percentage of total consolidated revenues
Industrial	11.2%	10.5%		32.8%	34.4%
Municipal	4.0%	4.2%		9.5%	9.0%
Products	6.8%	7.0%		17.1%	16.8%
Corporate and unallocated costs	(7.6)%	(11.0)%		(30.9)%	(27.4)%
Total Consolidated	13.1%	10.6%		25.9%	32.8%

Adjusted EBITDA on a segment basis is defined as earnings before interest expense, income tax expense (benefit) and depreciation and amortization, adjusted for the impact of certain other items that have been reflected at the segment level. The following is a reconciliation of our segment operating profit to Adjusted EBITDA:

	Three Months Ended June 30,
	2017			2018
	Industrial	Municipal	Products	Industrial	Municipal	Products
	(in thousands)
Operating Profit	$25,567	$10,562	$19,112	$24,415	$12,698	$20,720
Depreciation and amortization	(9,191)	(1,994)	(2,084)	(11,390)	(1,736)	(3,269)
EBITDA	$34,758	$12,556	$21,196	$35,805	$14,434	$23,989
Restructuring and related business transformation costs (a)	—	—	—	—	820	293
Transaction costs (b)	—	—	—	2,612	—	—
Other (gains), losses and expenses (c)	—	—	—	—	(6,990)	1,609
Adjusted EBITDA (2)	$34,758	$12,556	$21,196	$38,417	$8,264	$25,891

	Nine Months Ended June 30,
	2017			2018
	Industrial	Municipal	Products	Industrial	Municipal	Products
	(in thousands)
Operating Profit	$74,501	$23,525	$44,348	$85,402	$25,472	$48,290
Depreciation and amortization	(27,632)	(6,119)	(8,722)	(32,244)	(5,312)	(9,345)
EBITDA	$102,133	$29,644	$53,070	$117,646	$30,784	$57,635
Restructuring and related business transformation costs (a)	—	—	—	—	820	293
Transaction costs (b)	—	—	—	2,612	—	—
Other (gains), losses and expenses (c)	—	—	—	—	(6,990)	1,609
Adjusted EBITDA (2)	$102,133	$29,644	$53,070	$120,258	$24,614	$59,537

_______________________

(a)
Represents costs and expenses in connection with restructuring initiatives distinct to our Municipal segment and Products segment, respectively, incurred in the three months ended June 30, 2018. Such expenses are primarily composed of severance and relocation costs.

(b)	Represents costs associated with the full achievement in the three months ended June 30, 2018 of earn-out targets established during the Noble and ADI acquisitions, distinct to our Industrial segment.

(c)	Represents:

(i)	gain on the sale of assets distinct to our Municipal segment related to the disposition of land at our Windsor, Australia location for the three months ended June 30, 2018; and

(ii)
expenses incurred by the Company in the three months ended June 30, 2018, distinct to our Products segment related to the remediation of manufacturing defects caused by a third party vendor for which the Company is seeking restitution.

Industrial
Revenues in the Industrial Segment increased $27,625, or 17.9%, to $182,323 in the three months ended June 30, 2018 from $154,698 in the three months ended June 30, 2017. The increase in revenue was driven by further capital penetration primarily in the power market and remediation projects of $17,163. Our acquisitions of ADI, Noble and Pure Water resulted in another increase of $11,111 of revenue. These increases were offset by a decline in service revenue of $649, primarily in the power, hydrocarbon processing and chemical processing.

Revenues in the Industrial Segment increased $67,915, or 14.7%, to $528,776 in the nine months ended June 30, 2018 from $460,861 in the nine months ended June 30, 2017. Further capital penetration, primarily in the power market and remediation projects, resulted in an increase of $31,665. Service revenue also increased $6,974 primarily in power, hydrocarbon processing and chemical processing. Another increase of $29,276 of revenue was attributable to our acquisitions of ADI, Noble and Pure Water.
Operating profit in the Industrial Segment decreased $1,152, or (4.5)%, to $24,415 in the three months ended June 30, 2018 from $25,567 in the three months ended June 30, 2017. The decrease in operating profit was mainly related to negative temporary absorption, productivity and inflation which impacted profit by $2,800 and $2,619 related to the full achievements of the earn-out targets established during the Noble and ADI acquisitions. Another increase of $2,199 related to higher depreciation and amortization driven by capital investment in service assets and the acquisitions mentioned above. Partially offsetting these decreases was $3,823 of profit driven by revenue volume, net of product mix, as well as price realization and $2,643 of increased profit from the ADI, Noble and Pure Water acquisitions.
Operating profit in the Industrial Segment increased $10,901, or 14.6%, to $85,402 in the nine months ended June 30, 2018 from $74,501 in the nine months ended June 30, 2017. The increase in operating profit was primarily related to $4,432 of benefits experienced as a result of lower costs driven by restructuring and cost improvement initiatives implemented in the current and prior fiscal year. The ADI, Noble and Pure Water acquisitions contributed $7,736 of an increase to operating profit while $4,407 of increased operating profit was generated from revenue volume, net of product mix, as well as price realization. These improvements were offset by higher depreciation and amortization of $4,612 driven by capital investment in service assets and the acquisitions mentioned above and the $2,619 related to the earn-out adjustment.
EBITDA in the Industrial Segment increased $1,047, or 3.0%, to $35,805 in the three months ended June 30, 2018, compared to $34,758 in the three months ended June 30, 2017. Adjusted EBITDA increased $3,659, or 10.5%, to $38,417 in the three months ended June 30, 2018, compared to $34,758 in the three months ended June 30, 2017. The increase in EBITDA resulted from the same factors which impacted operating profit, less the change in depreciation and amortization. Adjusted EBITDA in the Industrial Segment excludes the charge of $2,619 related to the full achievements of earn-out targets established during the Noble and ADI acquisitions that was discrete to the Industrial Segment. There were no comparable charges incurred in the same period of the prior year that would impact Adjusted EBITDA for the Industrial Segment.
EBITDA in the nine months ended June 30, 2018 increased $15,513, or 15.2%, to $117,646 as compared to $102,133 in the nine months ended June 30, 2017, respectively. Adjusted EBITDA increased $18,125 , or 17.7%, to $120,258 in the nine months ended June 30, 2018, as compared to $102,133 in the nine months ended June 30, 2017 for the same reasons mentioned above.
Municipal
Revenues in the Municipal Segment decreased $4,243, or 5.8%, to $68,499 in the three months ended June 30, 2018 from $72,742 in the three months ended June 30, 2017. Capital revenues decreased by $3,673 as the Company completed a large waste water retrofit project, aftermarket declined by $1,281 driven by timing of large orders in drinking water in 2017, and lower revenue of $41 from our Italian operations as this portion of our business was sold in April of 2018. These decreases were offset by growth in service revenue of $752.
Revenues in the Municipal Segment decreased $4,238, or 2.1%, to $194,689 in the nine months ended June 30, 2018 from $198,927 in the nine months ended June 30, 2017. Capital revenues decreased by $404 for the same reasons noted as the quarterly decrease in revenues and aftermarket declined by $5,263 driven by the timing of large orders in drinking water. These decreases were offset by increases in service revenue of $2,002. The remaining change in revenues of $573 is the result of the sale of our Italian operations.
Operating profit in the Municipal Segment increased $2,136, or 20.2%, to $12,698 in the three months ended June 30, 2018 from $10,562 in the three months ended June 30, 2017. The increase in operating profit was due to a gain on sale of land for $6,990, $1,124 from lower costs primarily related to employment expenses through the continued alignment of a more customer focused organization, lower depreciation and amortization of $258, and $56 from the sale of our Italian operations. Profitability improvements were partially offset by $6,292 related to product mix of capital and services revenues as compared to higher margin aftermarket, in addition to warranty timing and other operational variances as compared to the same period in the prior year.
Operating profit in the Municipal Segment increased by $1,947, or 8.3%, to $25,472 in the nine months ended June 30, 2018 from $23,525 in the nine months ended June 30, 2017. The increase in operating profit was primarily due the gain from the land sale of $6,990, lower employment expenses and other operational efficiencies of $544, reduction in research and development spending of $992 and a reduction in depreciation expense of $807. These increases were partially offset by product mix from higher margin aftermarket revenues to lower margin capital and services revenues, plus other operational variances of $7,386.
EBITDA in the Municipal Segment increased $1,878, or 15.0%, to $14,434 in the three months ended June 30, 2018, compared to $12,556 in the three months ended June 30, 2017. Adjusted EBITDA decreased $4,292, or 34.2%, to $8,264 in the three months ended June 30, 2018, compared to $12,556 in the three months ended June 30, 2017. The increase in EBITDA resulted from the same factors which impacted operating profit, less the change in depreciation and amortization. Adjusted EBITDA in the Municipal Segment excludes the $6,990 gain on sale of land in Windsor, Australia, as well as a charge of $820 related to restructuring and realignment costs incurred during the three months ended June 30, 2018, that were discrete to the Municipal Segment. There were no comparable charges incurred in the same period of the prior year that would impact Adjusted EBITDA for the Municipal Segment.
EBITDA in the nine months ended June 30, 2018 increased $1,140, or 3.8%, to $30,784 as compared to $29,644 in the nine months ended June 30, 2017, respectively. Adjusted EBITDA decreased $5,030 , or 17.0%, to $24,614 in the nine months ended June 30, 2018, as compared to $29,644 in the nine months ended June 30, 2017 for the same reasons mentioned above.
Products
Revenues in the Products Segment increased $7,951, or 9.5%, to $91,653 in the three months ended June 30, 2018 from $83,702 in the three months ended June 30, 2017. Organic growth was $3,434 due to growth across the segment from project, aftermarket, and component sales. Revenue growth from the acquisitions of Olson and Pacific Ozone was $2,464, and growth from foreign currency translations was $2,484. Revenue from a business line divested in the prior year accounted for a decline of $431.
Revenues in the Products Segment increased $18,622, or 8.1%, to $249,750 in the nine months ended June 30, 2018 from $231,128 in the nine months ended June 30, 2017. Organic growth was $7,190 due to growth across the segment from project, aftermarket, and component sales. Revenue growth from the acquisitions of Olson and Pacific Ozone was $4,340, and growth from foreign currency translations was $8,331. Revenue from a business line divested in the prior year accounted for a decline of $1,239.
Operating profit in the Products Segment increased $1,608 or 8.4%, to $20,720 in the three months ended June 30, 2018 from $19,112 in the three months ended June 30, 2017. The volume and mix of revenues, along with operational efficiencies and impact of foreign currency, accounted for an increase of $1,925. Added to that was an increase from the acquisitions of Olson and Pacific Ozone was $868. These increases were offset by increased depreciation and amortization expense of $1,185, mainly from the increased amortization related to the acquisitions.
Operating profit in the Products Segment increased $3,942 or 8.9%, to $48,290 in the nine months ended June 30, 2018 from $44,348 in the nine months ended June 30, 2017. The volume and mix of revenues, along with operational efficiencies and impact of foreign currency, accounted for an increase of $4,108. The increase from the acquisitions of Olson and Pacific Ozone was $457. Another decrease was due to $623 of higher depreciation and amortization mainly from the increased amortization related to the acquisitions.
EBITDA in the Products Segment increased $2,793, or 13.2%, to $23,989 in the three months ended June 30, 2018, compared to $21,196 in the three months ended June 30, 2017. Adjusted EBITDA increased $4,695, or 22.2%, to $25,891 in the three months ended June 30, 2018, compared to $21,196 in the three months ended June 30, 2017. The increase in EBITDA resulted from the same factors which impacted operating profit, less the change in depreciation and amortization. Adjusted EBITDA in the Products Segment excludes $1,609 of costs associated with the remediation of a manufacturing defect caused by a third party vendor as well as a charge of $293 for restructuring and realignment costs incurred during the three months ended June 30, 2018, that were discrete to the Products Segment. There were no comparable charges incurred in the same period of the prior year that would impact Adjusted EBITDA for the Products Segment.
EBITDA in the nine months ended June 30, 2018 increased $4,565, or 8.6%, to $57,635 as compared to $53,070 in the nine months ended June 30, 2017, respectively. Adjusted EBITDA increased $6,467 , or 12.2%, to $59,537 in the nine months ended June 30, 2018, as compared to $53,070 in the nine months ended June 30, 2017 for the same reasons mentioned above.

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
We expect to continue to finance our liquidity requirements through internally generated funds and borrowings under our Revolving Credit Facility. We believe that our projected cash flows generated from operations, together with borrowings under our Revolving Credit Facility are sufficient to fund our principal debt payments, interest expense, our working capital needs and our expected capital expenditures for the next twelve months. Our capital expenditures for the nine months ended June 30, 2017 and 2018 were $40,475 and $54,569, respectively. However, our budgeted capital expenditures can vary from period to period based on the nature of capital intensive project awards. We may draw on our Revolving Credit Facility from time to time to fund or partially fund an acquisition.
As of June 30, 2018, we had total indebtedness of $804,393, including $790,600 of borrowings under the First Lien Term Loan Facility, no borrowings under our Revolving Credit Facility, $9,615 in borrowings related to equipment financing and $2,310 of notes payable related to certain equipment related contracts. We also had $13,157 of letters of credit issued under our $125,000 Revolving Credit Facility and an additional $87 of letters of credit issued under a separate uncommitted facility as of June 30, 2018.
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
As of September 30, 2017 and June 30, 2018, we were in compliance with the covenants contained in the senior secured credit facilities.
Our indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations.
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Nine Months Ended June 30,
	2017	2018
Statement of Cash Flows Data	(in thousands)
Net cash provided by operating activities	$15,792	$36,788
Net cash used in investing activities	(117,266)	(52,663)
Net cash provided by financing activities	104,449	14,928
Effect of exchange rate changes on cash	680	(1,000)
Change in cash and cash equivalents	$3,655	$(1,947)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period‑to‑period as working capital needs and the timing of payments for restructuring activities and other items impact reported cash flows.
Net cash provided by operating activities increased to a source of $36,788 in the nine months ended June 30, 2018 from a source of $15,792 in the nine months ended June 30, 2017.

•
Operating cash flows in the nine months ended June 30, 2018 reflect an increase in net earnings of $17,562 as compared to the nine months ended June 30, 2017 and decreased non‑cash charges of $6,417 primarily relating to a reduction in deferred taxes and the foreign currency impact on the intracompany loans, partially offset by increased share-based compensation expenses.

•
The aggregate of receivables, inventories, cost and earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs incurred on uncompleted contracts used $3,052 in operating cash flows in the nine months ended June 30, 2018 compared to a use of $24,078 in operating cash flows in the nine months ended June 30, 2017. The amount of cash flow generated from or used by the above mentioned accounts depends upon how effectively we manage our cash conversion cycle, which is a representation of the number of days that elapse from the date of purchase of raw materials and components to the collection of cash from customers. Our cash conversion cycle can be significantly impacted by the timing of collections and payments in a period. Further, as it relates to capital projects, fiscal 2017 represented a continued rebuilding of the pipeline of capital projects as compared to the period prior to the Acquisition, which represented a depletion of the pipeline of capital projects. This build‑up of capital project activity contributed to the variability of accounts receivable, inventories, excess billings on uncompleted contracts or billings in excess of costs incurred on uncompleted contracts from period to period.

•
The aggregate of prepaid expense and other current assets, income taxes and other non current assets and liabilities used $6,211 in operating cash flows in the nine months ended June 30, 2018 compared to a use of $5,072 in the nine months ended June 30, 2017. This is mainly due to timing of payments.

•
Accrued expenses and other liabilities used $33,548 in operating cash flows in the nine months ended June 30, 2018 compared to a use of $10,678 in the nine months ended June 30, 2017. The increased use of operational cash flow in both periods resulted primarily from timing of cash payments for various employee-related liabilities along with the payment of accrued expenses related to the IPO and other transactions.

Investing Activities
Net cash used in investing activities decreased $64,603 from $117,266 in the nine months ended June 30, 2017 to $52,663 in the nine months ended June 30, 2018. This increase was largely driven by the increased spending on property, plant and equipment during the nine months ended June 30, 2018, offset by the sale of land.
Financing Activities
Net cash used by financing activities decreased $89,521 from $104,449 in the nine months ended June 30, 2017 to $14,928 in the nine months ended June 30, 2018. This lower amount of cash provided by financing activities for the nine months ended June 30, 2018 was primarily due to the issuance of debt that occurred during the nine months ended of the prior year. This change was offset by $137,605 cash received upon the issuance of stock during the IPO, net of the $100,000 prepayment of debt made in November of 2017 and the payout of the earn-out related to the Noble acquisition of $1,719.
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

Off‑Balance Sheet Arrangements
As of September 30, 2017 and June 30, 2018, we had letters of credit totaling $17,274 and $13,244, respectively, and surety bonds totaling $87,849 and $100,487, respectively, outstanding under our credit arrangements. The longest maturity date of the letters of credit and surety bonds in effect as of June 30, 2018 was March 31, 2024. Additionally, as of September 30, 2017 and June 30, 2018, we had letters of credit totaling $901 and $867, respectively, and surety bonds totaling $12,970 and $5,545, respectively, outstanding under our prior arrangement with Siemens.
Contractual Obligations
We enter into long‑term obligations and commitments in the normal course of business, primarily debt obligations and non‑cancelable operating leases. As of June 30, 2018, our contractual cash obligations over the next several periods were as follows:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Operating lease commitments(a)	$46,455	$11,087	$17,729	$9,128	$8,511
Capital lease commitments(b)	34,054	11,452	15,564	6,018	1,020
Long‑term debt obligations	804,393	9,927	19,586	19,597	755,283
Interest payments on long‑term debt obligations	262,870	41,970	82,375	80,323	58,202
Natural gas commitments	3,343	3,343	—	—	—
Total	$1,151,115	$77,779	$135,254	$115,066	$823,016

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
Recent Developments
The Company completed the acquisition of ProAct Services Corporation (ProAct) on July 26, 2018, through the Company's wholly owned subsidiary, EWT Holdings III Corp., for $133,772 paid in cash at closing. ProAct is a leading provider of on-site treatment services of contaminated water in all 50 states. ProAct will operate as a separate division within Evoqua’s Industrial Segment and will continue to be based in Ludington, Michigan with a nationwide service footprint and facilities in California, Florida, Michigan, Minnesota, New Jersey, Virginia and Texas.
In connection with the closing of the ProAct acquisition on July 26, 2018, EWT Holdings III Corp. entered into Amendment 6 to the First Lien Credit Agreement dated January 15, 2014 (as amended, amended and restated, extended, supplemented or otherwise modified from time to time prior to the effectiveness of Amendment 6, the Existing Credit Agreement). Pursuant to Amendment 6, among other things, EWT Holdings III Corp. borrowed an additional $150,000 in incremental term loans, and all of the revolving credit lenders whose revolving credit loans were scheduled to mature on January 15, 2019 agreed to convert 100% of these commitments into revolving credit loans that will mature on December 20, 2022. The other terms of the Existing Credit Agreement, including rates, remain generally the same.
Critical Accounting Policies and Estimates
See Note 2. Summary of Significant Accounting Policies in the Unaudited Condensed Consolidated Financial Statements in Item 1 of this Report for a complete discussion of our significant accounting policies and recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
 Interest Rate Risk
We have market risk exposure arising from changes in interest rates on our senior secured credit facilities, which bear interest at rates that are benchmarked against LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of June 30, 2018, a 1% increase or decrease in interest rates would increase or decrease Income (loss) before income taxes by approximately $7.9 million.
Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. It is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required and we cannot provide any assurance that our results of operations and financial condition will not be materially impacted by inflation in the future. The Company engages in activities to adjust pricing practices with customers to mitigate the inflationary cost impact incurred.
Foreign Currency Risk
We have global operations and therefore enter into transactions denominated in various foreign currencies. While we believe we are not susceptible to any material cash impact on our results of operations caused by fluctuations in exchange rates because our operations are primarily conducted in the United States, if we expand our foreign operations in the future, substantial increases or decreases in the value of the U.S. dollar relative to these other currencies could have a significant impact on our results of operations.
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

Additionally, we are subject to foreign exchange translation risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. Dollar. At this time the Company’s translation risk is primarily concentrated in the exchange rate between the U.S. Dollar and the Euro due to intercompany loans denominated in Euro used to facilitate the capital requirements of our non-U.S. subsidiaries.  As the U.S. Dollar strengthens against the Euro income will generally be negatively impacted, and as the U.S. Dollar weakens income will generally be positively impacted.  At this time these are s non-cash impacts.  We manage our worldwide cash requirements in accordance with availability in multiple jurisdictions and effectiveness with which those funds can be accessed. As a result, we may access cash from among international subsidiaries and the U.S. when it is cost effective to do so,. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities and reassess whether there is a need repatriate funds held internationally to support our U.S. operations. Accordingly, we do not expect translation risk to have a material economic impact on our financial position and results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
           In the three months ended June 30, 2018, we issued 20,788 shares of our common stock to certain employees upon the exercise of stock options granted pursuant to the Stock Option Plan, which amount gives effect to the net exercise by certain of such employees of a portion of their vested options to cover exercise price and applicable tax withholding obligations, and 23,124 Restricted Stock Units to our directors. In June 2018, we issued 21,164 shares of our common stock to an executive officer of the Company in satisfaction of an existing bonus award agreement. These issuances were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act and/or Rule 701 promulgated thereunder. The securities were issued directly by the registrant and did not involve a public offering or general solicitation.

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

2.2
Stock Purchase Agreement, by and among EWT Holdings III Corp., ProAct Services Corporation, the equity holders of ProAct Services Corporation, and Hammond, Kennedy, Whitney & Company, Inc. (solely in its capacity as the Sellers’ Representative under the Purchase Agreement), dated as of June 19, 2018 (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on August 1, 2018 (File No. 001-38272)).

10.1	Form of Amendment to Employment Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 22, 2018 (File No. 001-38272)).
10.2
Amendment No. 6, among EWT Holdings III Corp., as borrower, EWT Holdings II Corp., as parent guarantor, the subsidiary guarantors party thereto, the financial institutions party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent, dated July 26, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on August 1, 2018 (File No. 001-38272)).

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

EVOQUA WATER TECHNOLOGIES CORP.

August 7, 2018	/s/ RONALD C. KEATING
	By:	Ronald C. Keating
Chief Executive Officer (Principal Executive Officer)

August 7, 2018	/s/ BENEDICT J. STAS
	By:	Benedict J. Stas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)