Form 10-K
period 2018-09-30
Evoqua Water Technologies Corp.
filed 2018-12-11
CIK 1604643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2018
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
(Registrant’s telephone number, including area code)
         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	New York Stock Exchange
         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

         Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐ Emerging growth company ☐
         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
         The aggregate market value of the outstanding common stock, par value $0.01 per share, of the registrant other than shares held by persons who may be deemed affiliates of the registrant, as of March 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.05 billion.
         There were 113,929,488 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 30, 2018.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (the “Proxy Statement”) for its annual meeting of shareholders to be held in February 2019, are incorporated by reference into Part III of this Report. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

EVOQUA WATER TECHNOLOGIES CORP.
INDEX TO FORM 10-K
For the Year Ended September 30, 2018

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward‑looking statements by our use of forward‑looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance contained in this Annual Report on Form 10-K in Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1, “Business” are forward‑looking statements.
We have based these forward‑looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward‑looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Annual Report on Form 10-K in Item 1, “Business,” Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward‑looking statements, or could affect our share price. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward‑looking statements include:

•	general global economic and business conditions;

•	our ability to compete successfully in our markets;

•
our ability to continue to develop or acquire new products, services and solutions and adapt our business to meet the demands of our customers, comply with changes to government regulations and achieve market acceptance with acceptable margins;

•	our ability to implement our growth strategy, including acquisitions, and our ability to identify suitable acquisition targets;

•	our ability to operate or integrate any acquired businesses, assets or product lines profitably or otherwise successfully implement our growth strategy;

•	our ability to achieve the expected benefits of our restructuring actions and restructuring our business into two segments;

•	material and other cost inflation and our ability to mitigate the impact of inflation by increasing selling prices and improving our productivity efficiencies;

•	our ability to execute projects in a timely manner, consistent with our customers’ demands;

•	our ability to accurately predict the timing of contract awards;

•	delays in enactment or repeals of environmental laws and regulations;

•	the potential for us to become subject to claims relating to handling, storage, release or disposal of hazardous materials;

•	risks associated with product defects and unanticipated or improper use of our products;

•	the potential for us to incur liabilities to customers as a result of warranty claims or failure to meet performance guarantees;

•
our ability to meet our customers’ safety standards or the potential for adverse publicity affecting our reputation as a result of incidents such as workplace accidents, mechanical failures, spills, uncontrolled discharges, damage to customer or third‑party property or the transmission of contaminants or diseases;

•	litigation, regulatory or enforcement actions and reputational risk as a result of the nature of our business or our participation in large‑scale projects;

•	seasonality of sales and weather conditions;

•	risks related to government customers, including potential challenges to our government contracts or our eligibility to serve government customers;

•	the potential for our contracts with federal, state and local governments to be terminated or adversely modified prior to completion;

•	risks related to foreign, federal, state and local environmental, health and safety laws and regulations and the costs associated therewith;

•	risks associated with international sales and operations, including our operations in China;

•	our ability to adequately protect our intellectual property from third‑party infringement;

•	our increasing dependence on the continuous and reliable operation of our information technology systems;

•	risks related to our substantial indebtedness;

•	our need for a significant amount of cash, which depends on many factors beyond our control;

•	risks related to AEA Investors LP’s (along with certain of its affiliates, collectively, “AEA”) ownership interest in us; and

•	other risks and uncertainties, including those listed under Item 1A, “Risk Factors.”
Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward‑looking statements. The forward‑looking statements contained in this Annual Report on Form 10-K are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward‑looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate, are consistent with the forward‑looking statements contained in this Annual Report on Form 10-K, they may not be predictive of results or developments in future periods.
Any forward‑looking statement that we make in this Annual Report on Form 10-K speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward‑looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K.

Part I

Item 1. Business

History and Company Overview
Our History
Evoqua Water Technologies Corp. (referred to herein as “the Company,” “Evoqua,” “Evoqua Water Technologies Corp.,” “EWT Holdings I Corp.,” “we,” “us,” “our”) was incorporated on October 7, 2013. On January 15, 2014, Evoqua Water Technologies Corp., acquired, through its wholly‑owned entities, EWT Holdings II Corp. and EWT Holdings III Corp., all of the outstanding shares of Siemens Water Technologies, a group of legal entity businesses formerly owned by Siemens AG (“Siemens”). The stock purchase closed on January 15, 2014 and was effective January 16, 2014 (the “Acquisition”). The stock purchase price, net of cash received, was approximately $730.6 million.
On November 6, 2017, the Company completed its initial public offering (“IPO”) of 27.8 million shares of common stock at a price of $18.00 per share, of which 8.3 million shares were sold by us and 19.4 million shares were sold by the selling shareholders, and on November 7, 2017, the selling shareholders sold an additional 4.2 million shares of common stock as a result of the exercise in full by the underwriters of an option to purchase additional shares. The Company’s common stock began trading on the New York Stock Exchange (the “NYSE”) on November 2, 2017 under the ticker symbol “AQUA.” On March 19, 2018, the Company completed a secondary public offering, pursuant to which 17.5 million shares of common stock were sold by certain selling shareholders. On March 21, 2018, the selling shareholders sold an additional 2.6 million shares of common stock as a result of the exercise in full by the underwriters of an option to purchase additional shares.
Our fiscal year ends on September 30 of each year and references in this Annual Report on Form 10-K to a year refer to our fiscal year. As such, references in this Annual Report on Form 10-K to: 2018 relate to the fiscal year ended September 30, 2018, 2017 relate to the fiscal year ended September 30, 2017 and 2016 relate to the fiscal year ended September 30, 2016.
Company Overview
Evoqua Water Technologies is a leading provider of mission critical water treatment solutions, offering services, systems and technologies to support our customers’ full water lifecycle needs. With over 200,000 installations worldwide, we hold leading positions in the industrial, commercial and municipal water treatment markets in North America. We offer a comprehensive portfolio of differentiated, proprietary technology solutions sold under a number of market-leading and well-established brands. We deliver and maintain these mission critical solutions through the largest service network in North America, assuring our customers continuous uptime with 87 branches as of September 30, 2018. We have an extensive service and support network, and as a result, a certified Evoqua Service Technician is no more than a two hour drive from more than 90% of our customers’ sites.
Our solutions are designed to ensure that our customers have access to an uninterrupted quantity and level of quality of water that meets their unique product, process and recycle or reuse specifications. We enable our customers to achieve lower costs through greater uptime, throughput and efficiency in their operations and support their regulatory compliance and environmental sustainability. We have worked to protect water, the environment and our employees for over 100 years. As a result, we have earned a reputation for quality, safety and reliability and are sought out by our customers to solve the full range of their water treatment needs, and maintaining our reputation is critical to the success of our business.
We provide solutions across the entire water cycle. The water cycle begins with “influent” water, which is sourced from oceans, rivers, lakes, as well as other sources. We treat the influent water so that it can be used for a wide variety of industrial, commercial and municipal applications. In industrial applications, influent water, after it is treated, is used as process water for applications, such as microelectronic production, as an ingredient in the production of food and beverage and other goods and in utility applications including boiler feed water, cooling water and steam condensate. Commercial applications for influent water include laboratory testing and aquatic activities, while municipal applications for influent water include treatment to produce safe drinking water and wastewater that is compliant with applicable regulations. After the water is used it is considered “effluent water,” and we enable its treatment through the removal of impurities so that it can be discharged safely back into the environment or reused for industrial, commercial or municipal applications.

Evoqua's areas of expertise
Municipal Wastewater
Advanced biological treatment systems
Anaerobic digestion
Clarification
Nutrient removal
Membrane Bioreactor System (MBR)
Odor control
Plant retrofit / rehab / upgrades
Water reuse technologies
Biosolids
Municipal wastewater treatment
MUNICIPAL
Pumping station
Drinking Water Treatment
Municipal drinking water
Microfiltration (MF) / Ultrafiltration (UF) membranes
High-rate clarification
Disinfection (chlorination, UV)
Filter presses
Industrial wastewater
Activated carbon
Wastewater ion exchange
Inorganic & heavy metal treatment systems
Advanced biological treatment systems
Groundwater remediation
On-Site hypochlorite generating systems
Ballast water treatment systems
Filtration
Cooling tower
Industrial wastewater
Boiler water
Water reuse
Process water treatment
INDUSTRIAL
Industrial utility water
Boiler & cooling feedwater systems
Water as a service / operations
Deionization & membrane systems
Desalination
Flow meters
Commercial aquatics
Boiler water
COMMERCIAL
Industrial process water
Water as a service / operations
Membrane & electrodeionization systems
Mobile treatment systems
Build-own-operate (BOO) & service contracts
Spares & consumables
Laboratory systems
Commercial aquatics
Regenerative media filters (RMF)
Microsand filtration
Medium & low pressure UV
Chlorination
Media filtration
Screen Filters
Controllers & analyzers
Boiler feedwater
Intake
Filter
Disinfect
Purify
Reuse
Service and aftermarket support

We have developed a broad set of well established, unique relationships across a highly diverse customer base. In the industrial market we serve over 25,000 customers, including a substantial majority of the industrial companies within the Fortune 500. We partner with our industrial customers through our direct sales and service team, which is organized geographically and by specific end market. In the municipal market we serve over 7,800 U.S. wastewater sites and over 1,800 global drinking water treatment sites, providing solutions that help treat over 40% of the U.S. municipal wastewater sites as of September 30, 2018. Our deep institutional relationships with independent sales representatives across North America, who serve as the primary channel for new municipal water treatment projects, and upon whom we depend to successfully market and sell our products, services and solutions provide us significant access to new projects up for bid and for servicing our installed base.
For the year ended September 30, 2018, we generated 85% of our revenues in North America with a strong and growing international presence, and we currently employ approximately 4,000 individuals. For the year ended September 30, 2018, we generated revenue, net income and Adjusted EBITDA of $1.34 billion, $7.9 million and $216.9 million, respectively. For the year ended September 30, 2017, we generated revenue, net income and Adjusted EBITDA of $1.25 billion, $6.4 million and $207.7 million, respectively. For more information on Adjusted EBITDA, including a reconciliation to the most directly comparable GAAP financial measure, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-How We Assess the Performance of Our Business-Adjusted EBITDA.”
As depicted in the table below, we target attractive global end‑markets that utilize water as a critical part of their operations or production processes including pharmaceuticals and health sciences, microelectronics, food and beverage, hydrocarbon and chemical processing, power, general manufacturing, municipal drinking water and wastewater, marine and aquatics end markets. While a decline in general global and economic conditions could adversely affect us, our business is highly diversified across our key attractive and growing end markets presented below, and we believe that no single end market drives the overall results of our business.
Our Industry
We estimate the global water and wastewater market to represent more than $600 billion in total revenue and includes both capital and operating expenditures for the treatment and transportation of water by industrial, municipal, commercial and residential end users. Within the global water and wastewater market, we estimate our addressable market, comprised of equipment, consumables, aftermarket parts and operations‑related and maintenance‑related services for the treatment of water for industrial, commercial and municipal end users, to represent over $85 billion in total revenue.
Our estimated addressable market is further refined to include our served market, which we estimate to be approximately $8.5 billion in the North American region and approximately $7.5 billion across Europe and the Asia Pacific region, totaling approximately $16 billion in total revenue. As compared to our larger addressable market, our served market excludes sectors that would require meaningful growth investment on our part to capture new customers or market opportunities.
While a decline in general global economic and business conditions may adversely affect demand for our products, services and solutions, we believe the global water market will continue to experience growth, supported by a variety of anticipated secular trends that will drive the demand for water across a multitude of industrial, commercial and municipal applications. These secular trends include global population growth, urbanization, industrialization and overall economic growth. In addition, the supply of clean water could be adversely impacted by factors including an aging water infrastructure within North America and increased levels of water stress from seasonal rainfall, inadequate water storage options or treatment technologies. More specific to our business, water is a critical component and byproduct of many processes, including in manufacturing and product development. As such, as global consumption patterns evolve and water shortages persist, demand for solutions and services will continue to increase.
We hold leading positions in our North American market verticals that have been cultivated by our suite of differentiated solutions and our comprehensive service network. However, despite our leading position in many individual market verticals where we participate, these markets remain very fragmented, and we estimate that our market share was less than 25% in most market verticals in which we participated during 2018.
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
Through direct and indirect sales efforts, outreach and education, we plan to continue to enhance our relationships and enable further adoption of our products, technologies and solutions by end customers and key influencers, including municipal representatives, engineering firms, designers and other system specifiers. Our performance depends, in part, on our ability to attract, incentivize and retain third party sales representatives that will be able to market and support our products effectively, and competing for sales personnel with established customer relationships intense.
Continued transition of our customers to a higher value‑add service‑based business model. Our goal is to provide reliable water treatment solutions by combining our products and technologies with extensive service and distribution capabilities. We selectively target high value projects with opportunities for recurring business through service, parts and other aftermarket opportunities over the lifecycle of the process or capital equipment. In particular, we have developed internet‑connected monitoring technologies through the deployment of our Water One® service platform, which enables customers to outsource their water treatment systems and focus on their core business, offering customers system optimization, predictive and proactive service, and simplified billing and pricing. Our Water One® platform also enables us to transition our customers to pricing models based on usage, which otherwise would not have been possible without technological advancement. Our future growth depends, in part, on our ability to develop or acquire new products, services and solutions, identify emerging technological trends in our target end markets and maintain the integrity of our information technology systems.
Drive margin expansion and cash flow improvements through continued focus on operational excellence and execution. Effective October 1, 2018, we restructured our business into two operating segments, which we expect to result in cost savings in the range of $15 million to $20 million on an annualized basis once fully implemented. We have separately identified and are pursuing a number of discrete initiatives which, if successful, we expect could result in additional cost savings over the next three years. These initiatives include our ePro and supply chain improvement program to consolidate and manage global spending, our improved logistics and transportation management program, further optimizing our engineering cost structure, and capturing benefits of our Water One® platform. Furthermore, as a result of significant investments we have made in our footprint and facilities, we believe we have capacity to support our planned growth without commensurate increases in fixed costs.
Commercialize and drive adoption of nascent and newly acquired technologies by leveraging our sales channels and application expertise. We offer a full range of services, systems and technologies that we continually develop to meet our customers’ evolving water lifecycle needs. We develop our technologies through in‑house research, development and engineering and targeted tuck‑in, vertical market and geography-expanding, technology‑enhancing acquisitions. We have a reservoir of recently launched technologies and a pipeline of new offerings designed to provide customers with innovative, value‑enhancing solutions. Furthermore, since April 2016, we have successfully completed twelve acquisitions that expand our vertical markets and geographic reach and enhance our technologies, strengthening our existing capabilities and adding new capabilities and cross selling opportunities in areas such as mobile wastewater treatment, soil and air treatment, regenerative media filtration, anodes, UV and ozone disinfection, aerobic and anaerobic biological treatment technologies and electrochemical and electrochlorination cells. We must continue to develop and acquire new products, services and solutions to successfully compete in our markets.
We believe a key differentiator for our technology development program is our strong record of incorporating new technologies into the comprehensive solutions we provide to our customers across our platform. We are able to rapidly scale new technologies using our leading direct and third‑party sales channels and our relationships with key influencers, including municipal representatives, engineering firms, designers and other system specifiers. Through our service network, we have a direct view of our customers’ water needs which allows us to focus on developing and acquiring the most relevant and sought‑after solutions.
We believe our continued investment in driving penetration of our recently launched technologies, robust pipeline of new capabilities and best‑in‑class channels to market will allow us to continue to address our customer needs across the water lifecycle.
Continue to evaluate and pursue accretive tuck‑in acquisitions to add new technologies, attractive geographic regions and end‑markets. As a complement to our organic growth initiatives, we view tuck‑in acquisitions as a key element of our overall growth strategy which will enable us to accelerate our growth in our current addressable market, new geographies and new end market verticals. Our existing customer relationships, channels to market and ability to rapidly commercialize technologies provide a strong platform to drive growth in the businesses we acquire. To capitalize on these opportunities we have built an experienced team dedicated to mergers and acquisitions that has, since April 2016, successfully completed twelve acquisitions that expand our vertical markets and geographic reach and enhance our technologies, which we have typically financed through borrowings under our revolving credit facility and cash on hand. In 2018, we successfully closed four acquisitions: Pure Water Solutions, LLC, which supplements our existing high-purity water treatment business; Pacific Ozone Technology, Inc., which adds a complementary line of ozone disinfection products; ProAct Services Corporation, which expands our capabilities in on-site and mobile water treatment services; and Le Groupe IsH20Top Inc., which strengthens our high-purity water treatment capabilities in Canada. Although we may not continue to identify suitable acquisition targets and implement our growth strategy, we currently have a pipeline which includes more than 60 potential targets, which has been developed proactively by our team as well as informed by our customer base.

Our Business Segments
For the year ended September 30, 2018, we served our customers through three segments: Industrial, Municipal and Products. Effective October 1, 2018, we reorganized our business from a three-segment structure to a two-segment operating model. Our segments all draw from the same reservoir of leading technologies, shared manufacturing infrastructure, common business processes and corporate philosophies. Our Industrial Segment provides fully-integrated systems and service solutions that selectively utilize our comprehensive portfolio of water treatment technologies to satisfy our customers’ unique water needs. Our Municipal Segment provides engineered water treatment equipment and solutions based on our proprietary technology and odor and corrosion control services. Our Products Segment sells equipment, based on our broad technology portfolio, which is used as components in integrated solutions specified by water treatment designers and offered by original equipment manufacturers (“OEMs”), engineering firms, integrators and our own Industrial and Municipal Segments. The chart below reflects revenue by segment for the year ended September 30, 2018:
For additional financial information regarding our reportable segments, see Note 21, “Business Segments,” of Part II, Item 8 of this Annual Report on Form 10-K.

The table below provides an overview of our three segments for the year ended September 30, 2018, including their sales channels and a summary of their key offerings.

Industrial	Overview
Tailored solutions in collaboration with our customers backed by life‑cycle services including on‑demand water, outsourced water (formerly known as build-own-operated), recycle / reuse and emergency response service alternatives to improve operational reliability, performance and environmental compliance

	Channel	Direct sales with market vertical focus
Key offerings
Full lifecycle service and solutions for influent, effluent and process water, including on‑demand water, outsourced water, recycle / reuse and emergency response services

Equipment systems for industrial needs: influent water, boiler feed water, ultrahigh purity, process water, wastewater treatment and recycle / reuse

Full‑scale outsourcing of operations and maintenance

Municipal	Overview	Delivers solutions, equipment and services to engineering firms, OEMs and municipalities to treat wastewater and purify drinking water
	Channel	Independent representative network supported by technical sales team; direct sales and aftermarket channels
Key offerings
Wide range of wastewater solutions: Ultrafiltration membrane bioreactors; Advanced biological treatment; Clarifiers, aerators, screens and dewatering; Ballasted clarification; Odor and corrosion control equipment and services

Ultrafiltration for drinking water; Retrofit, rehabilitation and aftermarket

Products	Overview	Highly differentiated and scalable range of products and technologies specified by global water treatment designers, OEMs, engineering firms and integrators
	Channel	Direct and indirect sales and aftermarket channels
Key Offerings
Filtration: Regenerative media and microsand; Self-cleaning filters and intake screens

Disinfection: Low and medium pressure ultraviolet (“UV”); Electrochlorination and gas chlorination

Anode technology; Electrodeionization; Analyzers and controllers

Industrial Segment
Our Industrial Segment provides application‑specific solutions and full lifecycle services for critical water applications. We focus on treating industrial process water, utility water and wastewater. Industrial process water requires specific purity standards, which are used in making goods in industries such as microelectronics, pharmaceuticals and health sciences and food and beverage, including ingredient water. Industrial utility water is used for critical industrial applications, including as boiler feed and cooling water. Industrial wastewater is effluent water discharged from plants or facilities which is treated before it is returned to the environment or recycled or reused within the water cycle. Our operations across the water cycle are complex and, if conducted improperly, may result in potential costs and liabilities, including as a result of environmental damage. Our comprehensive solutions are comprised of capital systems and related recurring aftermarket services, parts and consumables, along with long‑term and short‑term service contracts and emergency services. Our comprehensive capabilities range from discrete offerings to the provision of highly complex, fully integrated solutions. We are able to leverage our broad range of products and technologies to deliver a tailored solution that best addresses a specific customer’s needs, including a growing portfolio of smart water technologies encompassed in our Water One® platform. Key capital and related aftermarket service and product offerings include filtration, reverse osmosis, ion exchange and continuous deionization. As a result of our speed, capabilities and experience, we serve as a trusted partner to over 25,000 industrial customers, including a substantial majority of Fortune 500 industrial companies. As water is a critical component in many industrial production processes, unavailability of proper water purity, specification or quality can lead to significant constraints, downtime and increased operating costs.

The cost of an installation can range from a few thousand dollars to a few million dollars and typically provides an ongoing service and aftermarket revenue opportunity that itself reaches or exceeds the original project cost. The service and aftermarket sales component is supported by our broad application and process expertise and what we believe to be the largest integrated industrial service network in North America. Our network is comprised of certified technicians and the largest fleet of mobile reverse osmosis and deionization water treatment systems in North America, based on management’s estimate, and enables us to provide a complete range of services spanning from regular maintenance and emergency support to our unique Water One® service platform. Our Water One® service platform is an enhanced model that uniquely combines our water expertise, proactive service, proven technology and data intelligence to continually improve customers’ water operation management. Our remote monitoring capabilities which enable us to optimize our routine service calls through predictive analytics and provide customers a more predictable, cost‑efficient water solution. We offer services which include water on‑demand, mobile solutions and smart water systems that leverage our extensive branch network, technical personnel and technology portfolio.
We partner with our industrial customers through our direct sales and service team, which is organized geographically and by market vertical and is complemented by an inside sales force, field sales engineers and a growing e‑commerce platform. We primarily target three broad categories of customers in our Industrial Segment, principally based on their end markets and primary applications: Light Industries, Heavy Industries and Environmental Solutions.
Light Industries
Our light industries offerings include our usage‑based, Water One® deionized water service, preventative maintenance service contracts, integrated process and wastewater systems and aftermarket consumables and spare parts. We generally provide light industries services to general manufacturing, light industrial, pharmaceutical, food and beverage, microelectronics and health sciences customers.
Heavy Industries
Our heavy industries offerings include mobile, rapidly deployable services based on short‑term operating contracts, outsourced water services and accompanying technological support, integrated process and wastewater systems and aftermarket consumables and spare parts. We generally provide heavy industries services to power generation, chemical processing, hydrocarbon processing and mining and pulp and paper customers.
Environmental Solutions
Our environmental solutions offerings include activated carbon, wastewater ion exchange and groundwater remediation solutions. We generally provide environmental solutions to hydrocarbon processing, chemical processing, food and beverage and municipal water customers.
Current Year Acquisitions
On July 26, 2018, we completed the acquisition of ProAct Services Corporation (“ProAct”). ProAct is a leading provider of on-site and mobile water treatment services in the United States with facilities in California, Florida, Michigan, Minnesota, New Jersey, Virginia and Texas. In addition to on-site and mobile water treatment services, ProAct’s offerings include soil and air treatment solutions. ProAct has developed strong market positions in the United States in coal ash pond water treatment, hydrostatic water treatment and tank degassing. ProAct operates within our Industrial Segment offering services that support end markets in both our Heavy Industries and Environmental Solutions divisions.
In addition to our acquisition of ProAct, we acquired substantially all the assets of Pure Water Solutions, LLC and Le Groupe IsH20Top Inc. in 2018, both of which fall within our Industrial Segment and expand our high-purity water treatment capabilities within key geographies.

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
Wastewater Treatment
Our wastewater treatment offerings include advanced biological treatment, clarification, filtration, nutrient removal, odor and corrosion control, biosolid and field‑erected biological wastewater treatment plant solutions. We generally provide wastewater treatment solutions to both municipal and industrial wastewater treatment facilities. We provide aftermarket and retrofit solutions to our extensive installed base.
Municipal Services
Our municipal service offerings include odor and corrosion control and disinfection capabilities, including advanced remote‑monitoring and automated control solutions and multi‑product liquid and vapor phase product combinations for wastewater collection. We also provide municipal service solutions for drinking water treatment and distribution.
MEMCOR
Our MEMCOR membrane technology offerings include CPII membrane systems, membrane bioreactor systems and XP and XP‑E technologies. These include custom solutions built from standard components, modular designs for flexibility and fast installation and membrane modules for aftermarket replacement. We generally provide MEMCOR solutions to municipal drinking water treatment facilities, municipal and industrial wastewater treatment facilities and industrial utility and process water facilities.
Products Segment
Our Products Segment sells differentiated technologies to a diverse set of water treatment system specifiers, integrators and end users globally. Our offerings are highlighted by our filtration and disinfection, electrodeionization and electrochlorination technologies, separation technologies and anodes offerings. Our filtration and disinfection offerings include our Defender line of products, which is a regenerative media filtration leader in the commercial aquatics market, along with various UV and ozone disinfection products. Our IONPURE electrodeionization solutions allow customers to achieve ultrahigh purity water without the use of chemicals in the treatment process. Our electrochlorination products provide extensive water treatment solutions for the maritime, oil and gas and power markets. We also have extensive capabilities in anode technologies, cathodic protection, solid and liquid separation technologies and various aftermarket parts, consumables and accessories. All of our offerings are highly scalable and designed to meet current and future water treatment needs, with a focus on generating repeat business from our customers. We generally service the equipment we provide our customers; however, their failure to properly use, safeguard or maintain their equipment or product defects or unanticipated use of our products could result in liability to us.
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
Aquatics and Disinfection
Our aquatics and disinfection products include a wide range of filtration (regenerative media filters, high rate sand filters, microsand filters and screen filters), chlorination, UV and ozone disinfection systems, analyzers, controllers and related accessories. We sell to commercial aquatics, municipal drinking water, industrial and light manufacturing and commercial customers worldwide. Primary applications include filtration and disinfection of municipal and recreational pools and leisure facilities, fountains and water features and recreational water and waterparks, gas chlorination, UV and on‑site chlorination and disinfection and water chemistry measurement and control for municipal drinking water, as well as pre‑treatment and purification systems where ultrapure water polishing is required.
Process and Drinking Water
Our process and drinking water products include chemical‑free ultrafiltration and disinfection, microelectronic processing technologies and desalination solutions. We generally provide these products to municipal, power, microelectronic processing, solar, hydrocarbon and chemical processing and pharmaceutical customers. Primary applications include high purity process water for use in pharmaceutical, laboratory and microelectronic processing plants and the removal of dissolved salts from seawater, brackish water and municipal wastewater.
Electrochlorination
Our electrochlorination products are used with seawater for on‑site sodium hypochlorite generating systems for maritime, oil and gas, power, military and ballast water customers. Our maritime growth prevention systems are used on military and commercial ships and in offshore oil and gas applications.
Separation Technology
Our products separate solids from liquids in a variety of slurries, for either disposal or reuse. We generally provide separation technology products and solutions to power, mining, microelectronics, solar, heavy and light industrial and municipal customers, for applications including the separation of solids from liquids in mining companies’ tailings ponds and the separation and recovery of minerals from slurry for further processing within mineral companies’ manufacturing processes.
Anodes
We produce custom‑designed, state‑of‑the‑art mixed‑metal oxide anodes, provide recoating and repair services to our external customers and supply the anodes used across our own internal processing capabilities. We provide anode products and solutions to mining, chemical processing, light industrial and microelectronics customers for primary applications including biotechnology, water treatment, cathodic protection, seawater electrolysis, metal finishing and electroplating and swimming pool chlorination.
Fiscal 2019 Operating Segments

Effective October 1, 2018, we reorganized our business from a three-segment structure to a two-segment operating model designed to better serve the needs of our customers worldwide. Our new structure combines the Municipal services business with our existing Industrial segment into a new segment renamed Integrated Solutions and Services, a group entirely focused on engaging directly with end users. The Municipal products businesses are being combined with our existing Products segment into a new segment renamed Applied Product Technologies. This segment is focused on developing product platforms to be sold primarily through third party channels. These changes will be reflected in our segment reporting beginning in the first quarter of 2019, at which time our historical segment reporting for the prior period will also be restated to reflect the new structure. The segment discussions in Management's Discussion and Analysis and the accompanying consolidated financial statements reflect the organizational structure that existed through September 30, 2018.
The table below provides an overview of our two new segments, including their sales channels and a summary of their key offerings.

Integrated Solutions and Services	Overview
Tailored services and solutions in collaboration with our customers backed by life‑cycle services including on‑demand water, outsourced water, recycle / reuse and emergency response service alternatives to improve operational reliability, performance and environmental compliance

	Channel	Direct sales with market vertical focus
Key offerings
Full lifecycle service and solutions for influent, effluent and process water, including on‑demand water, outsourced water, recycle / reuse and emergency response services

Equipment systems for industrial needs: influent water, boiler feed water, ultrahigh purity, process water, wastewater treatment and recycle / reuse

Municipal services, including odor and corrosion control services

Full‑scale outsourcing of operations and maintenance

Applied Product Technologies	Overview	Highly differentiated and scalable range of products and technologies specified by global water treatment designers, OEMs, engineering firms and integrators
	Channel	Primarily indirect sales through independent sales representatives, distributors and aftermarket channels
Key Offerings
Filtration and Separation: regenerative media and microsand; self-cleaning filters and intake screens; ultrafiltration for drinking water and other applications; electrodeioization

Disinfection: low and medium pressure ultraviolet (“UV”); ozone; electrochlorination and gas chlorination

Wastewater solutions: ultrafiltration membrane bioreactors; advanced biological treatment; clarifiers, aerators, screens and dewatering; ballasted clarification

Anode and electrochlorination technology

Aquatics technologies and solutions for the global recreational and commercial pool market

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
Our customers span a diverse range of industries and include many of the largest U.S. companies in each of the pharmaceutical, hydrocarbon processing, power, chemical and food and beverage industries as well as U.S. wastewater sites and global drinking water treatment sites. We also have customers in the health science, microelectronics, drinking water, wastewater, general manufacturing, commercial aquatics, maritime and other industries. We provide products, services and solutions to federal, state and local government customers both directly and indirectly as a supplier to general contractors. During the year ended September 30, 2018, no single customer accounted for more than 2.5% of our revenues, and our top ten customers accounted for approximately 8% of our revenues.
We provide products, services and solutions to federal, state and local government customers both directly and indirectly as a supplier to general contractors. Many of our government contracts contain a termination for convenience clause, regardless of whether we are the prime contractor or a subcontractor. Upon a termination for convenience, we are generally able to recover the purchase price for delivered items and reimbursement of allowable work in process costs. See also Item 1A, “Risk Factors”. In the industrial market we served over 25,000 customers as of September 30, 2018, including a substantial majority of the industrial companies within the Fortune 500. In the municipal market, we had equipment installed in over 40% of the U.S. municipal wastewater sites as of September 30, 2018.
Suppliers
We maintain a cost‑effective, diversified procurement program through strong relationships with strategic suppliers across key inputs. We have implemented ePro, our supply chain excellence initiative that centralizes and standardizes purchasing across the organization. The top materials in our supply chain include metal, calcium nitrate, membranes and ion exchange resin. Further, we seek to insource certain products that align with our existing core competencies, including our manufacturing capabilities, and further enable us to provide our customers with a complete lifecycle solution. We seek sources of supply from multiple suppliers and often from multiple geographies, and we believe that our supply chain is well positioned to remain stable and cost‑effective. See also Item 1A, “Risk Factors”.
Seasonality
Our business may exhibit seasonality resulting from our customers’ increasing demand for our products and services during the spring and summer months as compared to the fall and winter months. For example, we experience increased demand for our odor control product lines and services in the warmer months which, together with other factors, typically results in improved performance in the second half of our fiscal year. Inclement weather, such as hurricanes, droughts and floods, can also drive increased demand for our products and services. As a result, our results from operations may vary from period to period.
Sales and Marketing
Our sales organization is positioned across our segments to drive top‑line growth and increase market share for our Company. Our network includes third‑party representatives, internal general managers, sales directors, sales engineers, third‑party distributors and other personnel who support our day‑to‑day sales and marketing operations.
Industrial Segment
We market our offerings through our direct sales and service team, which is organized geographically and by end market and is complemented by an inside sales force, field sales engineers and a growing e‑commerce platform. Our Industrial Segment sales organization focuses on direct sales with a market‑vertical focus across geographic, strategic and e‑commerce channels to market. As of September 30, 2018, our Industrial Segment services network included approximately 600 field service and 150 engineering employees, and over 90% of our customers are within two hours’ travel of one of our branches.

Municipal Segment
We maintain a comprehensive municipal representative network in the United States, providing us with a unique ability to influence specifications and the basis of design for new treatment facilities. We also maintain relationships with engineering firms, operators and other key influencers through our direct technical sales force to drive adoption of our offerings. As of September 30, 2018, our Municipal Segment sales organization consisted of a network of over 80 independent manufacturing representative companies, supported by our approximately 100 field service technicians and approximately 80 sales personnel, organized across wastewater treatment, municipal services and MEMCOR structures globally.
Products Segment
Our Products Segment customer base includes water treatment designers, OEMs, engineering firms, integrators and our own Industrial and Municipal Segments. Our Products Segment sales organization consists of five direct and indirect sales and aftermarket channels: (i) our direct and third‑party aquatics and disinfection sales representatives target commercial aquatics, municipal and industrial water treatment in Americas, Europe, Middle East and Africa and Asia Pacific geographies, (ii) our process and drinking water sales channels work with non‑exclusive OEMs and with our Industrial Segment to build small, “skidded” solutions for global industrial customers, to get our modular solutions specified into larger units and projects, (iii) our electrochlorination sales managers typically work with representatives of ship builders, shipyards, ship owners, service providers and manufacturers to have our products, services and solutions specified into commercial and military ships and offshore oil and gas rigs, (iv) our separation technology channel managers and sales representatives work with a large network of third‑party manufacturers’ representatives that are exclusive to specific territories or industries and leverage direct sales in industries not covered by third‑party representatives and (v) our direct sales force sell our anodes into Americas, Europe and China geographies, and opportunistically cross‑sell electrocatalytic products to our anode customers. As of September 30, 2018, we had active relationships with more than 200 OEM partnerships and managed over 250 channel partners.
Research, Development and Engineering
We utilize a disciplined, stage‑gate process-consisting of development, field test, commercialization, supply chain and sourcing decisions-to identify and develop new technologies to commercialize, focus our efforts on and engage early with supply‑chain management to promote profitability. We focus on tuck‑in acquisitions as additional resources for new product innovation and development.
Our global research, development and engineering footprint includes six facilities located in the United States, the Netherlands, Germany, Singapore and Australia, staffed with managers, scientists, researchers, engineers and technicians, along with partnerships spanning leading universities research centers and other outside agencies. We spent approximately $15.9 million during the year ended September 30, 2018 on research, development and engineering, primarily related to employee costs.
Information Technology
Our information technology systems consist of enterprise management, e‑commerce, customer relationship and field service management, customer quoting and billing, environmental compliance, business and operational support, procurement and sales force management systems. We utilize an e‑commerce platform that makes our products available to customers at all times, and we provide our e‑commerce customers with both general and customer‑specific portals, which provide customized pricing for strategic customer accounts. Further, in connection with our ePro initiative, we have adopted SAP Ariba to assist in automating and centralizing our procurement process. In 2018, we started implementing the S4 HANA SAP platform across certain of our acquired businesses. It is our intention to build this platform to support all of our core businesses and transition from our current ECC 6.0 SAP platform. We update and build our information technology infrastructure through further investments focused on cost efficiencies, reliability, functionality and scalability.

Intellectual Property
Our intellectual property and proprietary rights are important to our business. We currently have over 1,250 granted or pending patents. We undertake to strategically and proactively develop our intellectual property portfolio by pursuing patent protection, obtaining copyrights and registering our trademarks in the United States and in foreign countries. We currently rely primarily on patent, trademark, copyright and trade secret laws, and control access to our intellectual property through license agreements, confidentiality procedures, non‑disclosure agreements with third parties, employment agreements and other contractual rights, to protect our intellectual property rights.
Competition
Our industry is highly fragmented, and includes a number of regional and niche‑offering focused competitors. Competition is largely based on product performance, reliability and innovativeness of products, services and solutions, application expertise and process knowledge, brand reputation, energy and water efficiency, product compliance with regulatory and environmental requirements, product lifecycle cost, scalability, timeliness of delivery, proximity of service centers to our customers, effectiveness of our distribution channels and price. Within each of our segments and the various businesses that comprise them, we compete with a fragmented range of companies, but do not have any individually key competitors.
Backlog
Backlog represents the total amount of revenue we expect to receive as a result of contracts and orders awarded to us. However, because many of our contracts and orders are subject to reduction, cancellation or termination at the option of our customer, backlog is not an indication of our future performance. As of September 30, 2018, our backlog was approximately $607.4 million, which includes service, aftermarket and capital projects. Upon adoption of ASU 606, Revenue from Contracts with Customers, during the first quarter of 2019 we will be disclosing backlog solely based on the expected future revenue for unfulfilled and remaining performance obligations for capital projects where neither Evoqua nor the customer can terminate the contract without penalty.
Employees
As of September 30, 2018, we had approximately 4,000 employees. Of these employees, approximately 56% were full‑time salaried level staff and the remaining employees consisted of a mix of full‑time and part‑time hourly workers. Approximately 74% of our employees work in our U.S. operations and approximately 26% work in foreign operations. None of our facilities in the United States or Canada are covered by collective bargaining agreements. As is common in Germany and the Netherlands, our employee populations there are represented by works councils. We are not involved in any material disputes with our employees and believe that relations with our employees and, to the extent applicable, with our organized labor unions, are good.
Insurance
We maintain insurance policies to cover directors’ and officers’ liability, fiduciary, crime, special accident, property, business interruption, cargo, workers’ compensation, automobile, general liability, environmental, umbrella and excess liability insurance.
All of our insurance policies are with third‑party carriers and syndicates with financial ratings of an A or better. We and our global insurance broker regularly review our insurance policies and believe the premiums, deductibles, coverage limits and scope of coverage under such policies are reasonable and appropriate for our business. The continued availability of appropriate insurance policies on commercially reasonable terms is important to our ability to operate our business and to maintain our reputation. See Item 1A, “Risk Factors.”

Government Regulation
We are subject to extensive and varied laws and regulations in the jurisdictions in which we operate, including those relating to anti‑corruption and trade, data security and privacy, employment, workplace safety, public health and safety, product safety, intellectual property, transportation, zoning and fire codes. We operate our business in accordance with standards and procedures designed to comply with applicable laws and regulations.
In particular, our international operations subject us to laws and regulations related to anti-corruption and trade, including those related to export and import compliance, anti-trust, anti-bribery and money laundering. Our policies mandate compliance with these laws and regulations, and we have established policies and procedures designed to assist us and our personnel in compliance with applicable United States and international laws and regulations. However, any violation of such laws, regulations or policies could result in substantial fines, sanctions, civil and/or criminal penalties, imprisonment, disgorgement of profits, debarment from government contracts and curtailment of operations in certain jurisdictions, and might materially adversely affect our business, financial condition, results of operations or prospects. See Item 1A, “Risk Factors-Failure to comply with applicable anti-corruption and trade laws, regulations and policies, including the U.S. Foreign Corrupt Practices Act, could result in fines and criminal penalties, causing a material adverse effect on our business, financial condition, results of operations or prospects.”
In certain countries where we operate, our employees are represented by a works council, as required by local law. In such countries, we are required to consult and seek the consent or advice of these works councils in connection with certain corporate decisions, such as a major restructuring, a change of control or changes to local management. Certain other decisions that directly involve employment matters applicable either to all employees or certain groups of employees may also require works council approval. Further, certain of our international operations offer employees defined benefit plans in compliance with applicable local legal provisions requiring payments of, among other things, mandatory pension payments or allocations for severance pay. None of our U.S. or Canadian employees are represented by unions or works councils, and our U.S. and Canadian operations do not maintain defined-benefit plans.
In addition, there are numerous U.S. federal, state and local laws and regulations and foreign laws and regulations regarding data security, privacy and the collection, sharing, use, processing, disclosure and protection of personal information and other user data, the scope of which is changing, subject to differing interpretations, and may be inconsistent among different jurisdictions. If our efforts to protect the security of information about our customers, suppliers and employees are unsuccessful, a significant data security breach may result in costly government enforcement actions, private litigation and negative publicity resulting in reputation or brand damage with customers, and our business, financial condition, results of operations or prospects could suffer. See Item 1A, “Risk Factors-If we experience a significant data security breach or fail to detect and appropriately respond to a significant data security breach, our business and reputation could suffer.” Further, governments are continuing to focus on privacy and data security and it is possible that new privacy or data security laws will be passed or existing laws will be amended in a way that is material to our business.
Environmental Matters
The geographic breadth of our facilities and the nature of our operations subject us to extensive environmental, health and safety laws and regulations in jurisdictions throughout the world. Such laws and regulations relate to, among other things, emissions to air, the treatment and discharge of drinking water and wastewater, the discharge of hazardous materials into the environment, the handling, storage, use, transport, treatment and disposal of hazardous materials and solid, hazardous and other wastes, product safety and workplace health and safety. These laws and regulations impose a variety of requirements and restrictions on our operations and the products we distribute. The failure by us to comply with these laws and regulations could result in fines, penalties, enforcement actions, third‑party claims, damage to property or natural resources and personal injury claims, requirements to investigate or cleanup property or to pay for the costs of investigation or cleanup or regulatory or judicial orders requiring corrective measures, including the installation of pollution control equipment, remedial actions or the pulling of products from the market, and could negatively impact our reputation with customers. We are not aware of any pending environmental compliance or remediation matters that, in the opinion of management, are reasonably likely to have a material effect on our business, financial condition, results of operations or prospects. However, environmental, health and safety laws and regulations applicable to our business, the products we distribute, the services we provide and the business of our customers, and the interpretation or enforcement of these laws and regulations, are constantly evolving and it is impossible to predict accurately the effect that changes in these laws and regulations, or their interpretation or enforcement, may have upon our business, financial condition, results of operations or prospects. Should environmental, health and safety laws and regulations, or their interpretation or enforcement, become more stringent, our costs could increase and significant capital expenditures or operational restrictions could be required, which may have an adverse effect on our business, financial condition, results of operations or prospects. However, such increased stringency could also increase demand for our products, services and solutions, which assist various industries and municipalities in meeting environmental and safety requirements for the treatment and discharge of drinking water and wastewater. In addition, increased public awareness of the presence and human health impacts of man‑made chemicals and naturally occurring contaminants in drinking water may increase demand for our municipal service offerings. Correspondingly, if stringent laws or regulations are delayed or are not enacted, or repealed or amended to be less stringent, or enacted with prolonged phase‑in periods, or not enforced, then demand for our products and services may also be reduced.
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
Available Information
We are subject to the informational requirements of the Exchange Act, and in accordance therewith, we file reports, proxy and information statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available through the “Investors” section of our website at www.evoqua.com. Reports are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.
In addition to our website, you may read our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.
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
We compete in various end markets and geographic regions around the world. Among these, the most significant are global industrial markets and municipal markets. In fiscal 2018, 85% and 15% of our revenue was from customers located in the United States (“U.S.”) and Canada and in other markets, respectively. We have experienced, and expect to continue to experience, fluctuations in revenues and operating results due to economic and business cycles. Important factors for our businesses and the businesses of our customers, both in the U.S. and abroad, include local and global macroeconomic conditions, commodity prices, energy prices, the timing of projects, the overall strength of and our customers’ confidence in the economy, industrial and governmental capital spending, governmental fiscal and trading policies, global environmental and regulatory policies, the strength of the residential and commercial real estate markets, unemployment rates, consumer spending, availability of financing, interest rates, tax rates, changes in tax laws and political conditions. The businesses of many of our industrial customers are, to varying degrees, cyclical, and have experienced periodic downturns. While we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, any of the above factors, individually or in the aggregate, or a significant or sustained downturn in a specific end market or geographic region, could materially reduce demand for our products, services and solutions.
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
We offer our products, services and solutions in highly competitive markets. We believe the principal points of competition in our markets are product performance, reliability and innovation of our solutions, application expertise and process knowledge, brand reputation, energy and water efficiency, product compliance with environmental and regulatory requirements, product lifecycle cost, scalability, timeliness of delivery, proximity of service centers to our customers, effectiveness of our distribution channels and price. Maintaining and improving our competitive position will require successful management of these factors, including continued investment by us in research and development, engineering, marketing, customer service and support and our distribution networks. Our future growth rate depends upon our ability to compete successfully, which is impacted by a number of factors, including our ability to (i) identify emerging technological trends in our target end markets, (ii) develop and maintain a wide range of competitive and appropriately priced products, services and solutions and defend our market share against an ever‑expanding number of competitors including many new and non‑traditional competitors, (iii) enhance our products by adding innovative and, where applicable, patented features that differentiate our products from those of our competitors and prevent commoditization of our products, (iv) develop, manufacture, bring to market and drive commercial acceptance of compelling new products quickly and cost‑effectively, (v) ensure that our products, services and solutions remain cost‑competitive, even when faced with rising commodity costs, and (vi) attract, develop and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop and sell new technologies and products.
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
Further, many of our customers actively monitor and review our company‑wide safety record, and apply rigorous safety standards to us and our competitors. Although we take precautions to prevent workplace accidents and mechanical failures, such incidents are difficult to predict and may be outside of our control. If we are unable to meet our customers’ stringent workplace safety standards, or if our customers perceive us to have a poor safety record, it could materially impact our ability to retain their business or attract new business.
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
Our future success depends upon a number of factors, including our ability to adapt our products, services and solutions to fit localities throughout our end markets, particularly in high growth emerging markets, such as China; identify emerging technological and other trends in our target end markets; and develop or acquire competitive products and services and bring them to market quickly and cost‑effectively. If we are unable to continue to differentiate our products, services and solutions, or if we are forced to cut prices or hold prices in an otherwise inflationary market in order to remain competitive, our business, financial condition, results of operations or prospects could be materially and adversely affected.
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
In addition, our industrial and municipal customers have made considerable fixed‑cost investments in the installation of their water and wastewater treatment products and systems, and our municipal customers are often subject to stringent appropriation requirements and extensive procurement processes. The replacement of our customers’ installed products and systems with the new technologies that we develop could entail significant costs to such customers. Further, many of our potential customers engage and rely on engineering firms to recommend and select products and systems for their facilities, and many of our products are sold to OEMs as components of larger systems. Our inability to persuade our customers or other parties to adopt the technologies we develop could have an adverse effect on our business, financial condition, results of operations or prospects.
Our growth strategy includes growth through acquisitions, and we may not be able to identify suitable acquisition targets or otherwise successfully implement our growth strategy.
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
In addition, acquisitions involve numerous risks, including (i) incurring the time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business; (ii) using inaccurate estimates and judgments to evaluate credit, operations, funding, liquidity, business, management and market risks with respect to the target institution or assets; (iii) litigation relating to an acquisition, particularly in the context of a publicly held acquisition target, that could require us to incur significant expenses, result in management’s attention being diverted from the operation of our existing business or delay or enjoin the transaction; (iv) failing to properly identify an acquisition candidate’s liabilities, potential liabilities or risks; (v) not receiving required regulatory approvals or such approvals being delayed or restrictively conditional; (vi) potentially insufficient internal controls over financial activities or financial reporting at an acquired entity that could impact our existing business on a combined basis; and (vii) an adverse impact on our existing business resulting from an acquired business that historically had a higher risk tolerance or whose personnel fail to comply with our existing policies. In connection with any acquisitions, we must comply with various antitrust requirements. It is possible that perceived or actual violations of these requirements could give rise to regulatory enforcement action or result in us not receiving the necessary approvals to complete a desired acquisition.
We routinely evaluate potential acquisition candidates and engage in discussions and negotiations regarding potential acquisitions; however, even if we execute a definitive agreement for an acquisition, there can be no assurance that we will consummate the transaction within the anticipated closing timeframe, or at all. Further, acquisitions typically involve the payment of a premium over book‑ and market‑values and, therefore, some dilution of our tangible book value and earnings per common share may occur in connection with any future transaction.
We may have difficulty in operating or integrating any acquired businesses, assets or product lines profitably, or in successfully implementing our growth strategy.
The anticipated benefits from any potential acquisitions may not be achieved unless the operations of the acquired business assets or product lines are successfully integrated in an efficient, effective and timely manner. The integration of our acquisitions will require substantial attention from management and operating personnel to ensure that the acquisition does not disrupt any existing operations, or affect our customers’ opinions and perceptions of our services, products or customer support.
In addition, the integration of any acquisition includes numerous risks, including an acquired business not performing to our expectations, our failure to integrate it appropriately, our failure to realize anticipated synergies and cost savings, our failure to preserve the customer relationships and retain key employees of an acquired business and difficulties, inefficiencies or cost overruns in integrating and assimilating the organizational cultures, operations, technologies, data, services and products of the acquired business with ours.
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
We may not achieve some or all of the expected benefits of our restructuring actions and restructuring our business into two segments may materially adversely affect us.
On October 30, 2018, we announced that, effective October 1, 2018, we would restructure our business into two operating segments, the Integrated Solutions and Services segment and the Applied Product Technologies segment, in an effort to better serve the needs of our customers worldwide and position ourselves for improved long-term growth and profitability. We currently expect cost savings in the range of $15 million to $20 million on an annualized basis once fully implemented. However, achieving these cost savings are subject to significant economic, competitive and other uncertainties, some of which are beyond our control, and we may not be able to obtain the cost savings and benefits that we currently anticipate in connection with these restructuring actions. In order to achieve these cost savings, we currently expect to incur restructuring charges associated with the implementation of our two-segment structure in the range of $17 million to $22 million over the next two fiscal years. However, this assumption may not be accurate and we may not be able to operate in accordance with our plans. In that case, we may determine that we must incur additional restructuring charges. These types of initiatives could yield unintended consequences such as distraction of our management and employees, business disruption, attrition beyond any planned reduction in workforce, inability to attract or retain key personnel and reduced employee productivity, which could materially adversely affect our business, financial condition and results of operations.
The successful implementation and execution of our restructuring actions are critical to achieving our expected cost savings as well as effectively competing in the marketplace and positioning us for future growth. If our restructuring actions are not executed successfully, it could have a material adverse effect on our business, financial condition and results of operations.

Our business could be adversely affected by inflation and other manufacturing and operating cost increases and commodity availability constraints.
Our operating costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, energy and related utilities, freight and cost of labor. In order to remain competitive, we may not be able to recover all or a portion of these higher costs from our customers through product price increases. In addition, many of our contracts are long‑term in nature, and our failure to accurately project operating costs or negotiate or enforce price escalation provisions in our long‑term contracts could, in the event of an inflationary or otherwise cost‑increasing environment, have a material adverse effect on our business, financial condition, results of operations or prospects. Further, in a declining price environment, our operating margins may contract because we account for inventory costs on the basis of an average or first‑in, first‑out method. Actions we take to mitigate volatility in manufacturing and operating costs may not be successful and, as a result, our business, financial condition, results of operations or prospects could be materially and adversely affected.
We have significant exposures to certain commodities, including steel, caustic, carbon, calcium nitrate and iridium, and volatility in the market price and availability of these commodity input materials has a direct impact on our costs and our business. For example, the U.S. government has recently imposed greater restrictions on international trade, including tariffs and other trade restraints on certain imports. These restrictions could increase the cost of our products and restrict availability of certain commodities, which may result in delays in our execution of projects. If we are unable to manage commodity fluctuations through pricing actions, cost savings projects and sourcing decisions as well as through consistent productivity improvements, it may adversely impact our gross profit and gross margin.
Our financial results may fluctuate from period to period and can be difficult to predict.
Our financial results may be impacted by large projects, which often have lower margins than standard product sales. If we fail to accurately estimate our operating costs to complete these projects or if we fail to execute these projects efficiently and timely, our margins on these projects will be further eroded. The timing of these projects can change based upon customer requirements due to a number of factors affecting the project that are outside of our control, such as funding, readiness of the project and regulatory approvals. If any of these large projects get delayed or canceled, our results during the periods in which these projects were scheduled to occur could be adversely affected and the delay or failure could have a material adverse effect on our business, financial condition and results of operations or prospects. In addition, our contracts for large capital water treatment projects, systems and solutions for municipal and industrial applications are generally fixed‑price contracts with milestone billings. Additionally, competitive‑bid processes impose significant uncertainty with respect to our prospects for success, and our failure to properly predict our win rate could reduce our margins. Accordingly, our financial results for any given period may fluctuate and can be difficult to predict.
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
Certain of our products, services and solutions assist various industries and municipalities in meeting stringent environmental and safety requirements enacted for the purpose of making water cleaner and safer. Our future growth is dependent in part on the impact and timing of potential new water laws and regulations, as well as potential changes to existing laws and regulations. If stricter laws or regulations are delayed or are not enacted, or repealed or amended to be less strict, or enacted with prolonged phase‑in periods, or not enforced, demand for our products and services may be reduced. For example, in response to Presidential Executive Order 13777, calling on each federal agency to establish a regulatory reform task force and evaluate existing rules and recommend repeal, replacement or modification to reduce regulatory burdens, the U.S. Environmental Protection Agency (the “U.S. EPA”) established a task force and initiated reviews in several program areas. The U.S. EPA’s Office of Water conducted such a review, soliciting public comments in the spring of 2017, including hosting a public listening session, seeking proposals for Office of Water rules that could be repealed, replaced or modified to make them less burdensome. In turn, in September 2017, the U.S. EPA issued a final rule stating that it intended to revise a 2015 rule limiting toxic metal levels in wastewater discharged by steam electric power plants and delayed associated compliance deadlines for two years. We are currently unable to predict whether changes to statutes and rules which occur will affect demand for our products and services. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations or prospects.
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
Our business activities also create a risk of contamination or injury to our employees, customers or third parties, from the use, treatment, storage, transfer, handling and/or disposal of these materials, and these activities could result in accidental contamination or injury to the general public, as end‑users of our industrial and municipal customers’ products and services.
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
Our success depends to a significant extent on our ability to retain or attract a significant number of employees in senior management, skilled technical, engineering, sales and other key personnel. We have focused on creating a high performance culture, in which our employees are highly enabled, empowered and accountable. Our inability to continue to develop and maintain our culture by empowering our senior management, other leaders and employees and promoting an entrepreneurial spirit, could result in our loss of key leaders and employees and have a material adverse effect on our business, financial condition, results of operations or prospects. Additionally, our decision to restructure our business into two operating segments could yield unintended consequences such as attrition beyond any planned reduction in workforce, inability to attract or retain key personnel, and reduced employee productivity which could negatively affect our business sales, financial condition and results of operations.
Effective succession planning is also important to our long‑term success, as a failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

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
Further, it is generally our responsibility to service the equipment we provide our customers throughout the duration of our contract with such customers, and our customers may be required to maintain insurance covering loss, damage or injury caused by our equipment. However, we are not able to monitor our customers’ use or maintenance of their water systems or their compliance with our contracts or usage instructions. Customers’ failure to properly use, maintain or safeguard their equipment or customers’ noncompliance with insurance requirements may reflect poorly on us as the provider of such equipment and, as a result, damage our reputation.
We may incur liabilities to customers as a result of warranty claims or failure to meet performance guarantees, which could reduce our profitability.
Our customers typically require product warranties as to the proper operation and conformance to specifications of the products we manufacture or install and performance guarantees as to any effluent produced by our equipment and services. Failure of our products to operate properly or to meet specifications of our customers or our failure to meet our performance guarantees may increase costs by requiring additional engineering resources and services, replacement of parts and equipment and frequent replacement of consumables or monetary reimbursement to a customer or could otherwise result in liability to our customers. We have in the past received warranty claims, and we expect to continue to receive them in the future. There are significant uncertainties and judgments involved in estimating warranty and performance guarantee obligations, including changing product designs, differences in customer installation processes and failure to identify or disclaim certain variables in a customer’s influent. To the extent that we incur substantial warranty or performance guarantee claims in any period, our reputation, earnings and ability to obtain future business could be materially adversely affected.
We may be unable to bid on or enter into significant long‑term agreements if we are not able to obtain letters of credit, bank guarantees or surety bonds, and our liquidity may be adversely affected by bonding requirements.
A portion of our business, including our water treatment projects and solutions, requires us to provide letters of credit, bank guarantees or surety bonds in support of our commitments and as part of the terms and conditions on water treatment projects. In addition, we are required to provide letters of credit or surety bonds to the department of environmental protection or equivalent in some states in order to maintain our licenses to handle hazardous waste at certain of our regeneration facilities. We have in the past been, and may in the future be, required to provide bid bonds or performance bonds to secure our performance under these construction‑type customer arrangements or, in some cases, as a pre‑requisite to submit a bid on a potential project.
Current or future market conditions, as well as changes in surety companies’ assessment of our operating and financial risk, could cause our surety providers and lenders to decline to issue or renew, or substantially reduce the amount of, bid or performance bonds for our work, and could increase our costs associated with collateral. These actions could be taken on short notice. Our inability to obtain adequate bonding or letters of credit to meet bid requirements or enter into significant long‑term agreements could have a material adverse effect on our business, financial condition, results of operations or prospects.
Further, surety companies may require that we collateralize a percentage of the bond with cash or another form of credit enhancement. Some of our customers also require collateral guarantees in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. If we enter into significant long‑term agreements that require the issuance of letters of credit, our liquidity could be negatively impacted.
Our inability to meet our customers’ safety standards or adverse publicity affecting our reputation as a result of incidents such as workplace accidents, mechanical failures, spills, uncontrolled discharges, damage to customer or third‑party property or the transmission of contaminants or diseases could have a material adverse effect on our sales and profitability.
Maintaining a strong and reliable reputation for safety is critical to our business. Many of our customers actively monitor and review our company‑wide safety record. Further, reports and media coverage of incidents, such as those involving workplace accidents, mechanical failures, spills, uncontrolled discharges, damage to customer or third‑party property, the transmission of contaminants or diseases and other adverse events can result in negative publicity, and considerable expansion in the use of social media over recent years has increased the ways in which our reputation can be impacted, and the speed with which such an impact can occur. Such incidents, or reports thereof, could lead to a negative perception among our customers, prospective customers and the general public regarding the safety or quality of our products, services and solutions, and anything that damages our reputation or our customers’ perception of our safety record, whether or not justified, could have a materially adverse impact on demand for our products and services, result in additional costs to our business or the loss of customers, result in litigation against us or increase government or regulatory oversight over us.
Our products and facilities are subject to risks involving workplace accidents, mechanical failures spills, uncontrolled discharges and damage to customer or third‑party property, including, among other things, personal injury or death caused by our products or occurring in our facilities, the destruction of customer or third‑party property during the execution of a service arrangement or due to the malfunction of our products, delays in or suspension of service or the failure to timely deliver our products. A workplace accident, mechanical failure, spill, uncontrolled discharge or any problem involving any one or more of our products or facilities, or any perceived insufficiency in our response to any such deficiency or problem, could materially adversely affect our reputation. Although we take precautions to prevent workplace accidents and mechanical failures, such incidents are difficult to predict and may be outside of our control. If we are unable to meet our customers’ stringent workplace safety standards or, if our customers perceive us to have a poor safety record, it could materially impact our ability to retain their business or attract new business.
Water may be subject to contaminants, including hazardous chemicals, or pathogens that cause a number of illnesses, including cholera, typhoid fever, giardiasis, cryptosporidiosis, amoebiasis and free living amoebic infections. Such contaminants or pathogens may be found in the environment, and, as a result, there is a risk that they could become present in water treated using our systems or products. In applications where treated water enters the human body, illness and death may result if such contaminants or pathogens are not eliminated during the treatment process. In particular, such contamination could result from failing to properly treat reusable products before they are distributed to our customers, or from actions taken by our customers or other third parties using our products, which could result in material liability. Further, any pandemic or other public health crisis, including those involving non‑waterborne illnesses, might adversely impact our business by diminishing the public trust in water and wastewater treatment facilities or by causing customers to seek sources of water other than those processed using our systems or products. The potential impact of a contamination of water treated using our products, services or solutions is difficult to predict and could lead to an increased risk of exposure to product liability claims, increased scrutiny by federal and state regulatory agencies and negative publicity. Further, an outbreak of disease in any one of the municipal markets we serve could result in a widespread loss of customers across other such markets.

Our operations are subject to various hazards that may cause personal injury or property damage and increase our operating costs, and which may exceed the coverage of our insurance or for which we are not insured.
There are inherent risks to our operations. We are exposed to risks posed by severe weather and other natural disasters, such as hurricanes and earthquakes. In addition to natural risks, hazards (such as fire, explosion, collapse or machinery failure) are inherent risks in our operations which may occur as a result of inadequate internal processes, technological flaws, human error or certain events beyond our control. We further utilize approximately 650 vehicles in connection with our offsite services and distribution operations and, from time to time, these drivers are involved in accidents which may cause injuries, spills or uncontrolled discharges and in which goods carried by these drivers may be lost or damaged. The hazards described above can cause significant personal injury or loss of life, severe damage to or destruction of property, plants and equipment, including customer or third‑party property, contamination of, or damage to, the environment and suspension of operations. The occurrence of any of these events may result in our being subject to investigation, required to perform remediation or named as a defendant in lawsuits asserting claims for substantial damages, environmental cleanup costs, personal injury, natural resource damages and fines or penalties. As a result, we may from time to time become exposed to significant liabilities for which we may not have adequate insurance coverage. We may also become exposed to certain claims that are excluded from our insurance coverage, such as claims of fraud or for punitive damages. Although we have liability insurance, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost or will be adequate to cover any product liability claims. In addition, such events may affect the availability of personnel, proper functioning of our information technology infrastructure and availability of third parties on whom we rely, any of which consequences could have a material adverse effect on our business, financial condition, results of operations or prospects.
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
We are dependent on a continuing flow of goods and services from suppliers to provide our products, services and solutions to our customers. A disruption or prolonged delays in obtaining supplies or services, including, for example, chemicals, electricity or other materials, could materially adversely affect our ability to provide our products, services and solutions to our customers, and our ability to operate in compliance with all regulatory requirements, which could have a material adverse effect on our business, financial condition, results of operations or prospects. In certain circumstances, we rely on third parties to provide certain important services and a disruption in these services could materially adversely affect our business, financial condition, results of operations or prospects. Some possible reasons for a delay or disruption in the supply of important goods and services include:

•	our suppliers may not provide materials that meet our specifications in sufficient quantities;

•	our suppliers may face production delays due to natural disasters, strikes, lock‑outs or other such events;

•	one or more suppliers could make strategic changes in the lines of products and services they offer; and

•
some of our suppliers, such as small companies, may be more likely to experience financial and operational difficulties than larger, well‑established companies, because of their limited financial and other resources.

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
We rely on the orderly operation of our receiving and distribution process, which depends on our distribution system, adherence to shipping schedules and effective management of our distribution network. If complications arise with our distribution system or if our shipping or storage facilities (or a significant portion of inventory located there) is severely damaged or destroyed, our ability to receive and deliver our products on a timely basis will be significantly impaired. There can be no assurance that disruptions in operations due to natural or man‑made disasters, fire, flooding, terrorism or other catastrophic events, system failure, labor disagreements or shipping problems will not result in delays in the delivery of our products to our customers. Such delays could materially adversely impact our business, financial condition, results of operations or prospects. In addition, we could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time it takes for us to reopen or replace our facilities. Moreover, our business interruption insurance may not be adequate to cover or compensate us for any losses that may occur.
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
We rely, in part, on third‑party sales representatives to assist in selling our products, services and solutions and the failure of these representatives to perform as expected could reduce our future sales.
Sales of our products, services and solutions to some of our customers are accomplished, in part, through the efforts of third‑party sales representatives. We are unable to predict the extent to which these third‑party sales representatives will be successful in marketing and selling our products. Moreover, many of these third‑party sales representatives also market and sell competing products and may more aggressively pursue sales of our competitors’ products. Our third‑party sales representatives may terminate their relationships with us at any time on short or no notice. Our future performance may also depend, in part, on our ability to attract, incentivize and retain additional third‑party sales representatives that will be able to market and support our products effectively, especially in markets in which we have not previously sold our products. If we cannot retain our current third‑party sales representatives or recruit additional or replacement third‑party sales representatives or if these sales representatives are not effective, it could have a material adverse effect on our business, financial condition, results of operations or prospects.
Our products, services and solutions, or our participation in large‑scale projects, could expose us to litigation, regulatory or enforcement actions and reputational risk.
We are subject to various laws, ordinances, regulations and other requirements of government authorities in foreign countries and in the U.S., any violation of which could potentially create substantial liability for us. Changes in laws, ordinances, regulations or other government policies, the nature, timing and effect of which are uncertain, may significantly increase our expenses and liabilities.
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

A number of factors may prevent or delay our building new plants, expanding our existing plants or installing equipment at our customers’ facilities, including our dependence on third‑party suppliers and construction companies.
A number of factors may prevent or delay construction, expansion or use of our facilities or installation of our equipment at our customers’ facilities, including our dependence on third‑party suppliers of equipment and materials, our dependence on third‑party construction companies and the timing of equipment purchases.
Further, we enter into contracts with customers regarding long‑term engineering, procurement and construction projects. If a construction company we have commissioned to build a new project defaults or fails to fulfill its contractual obligations, we could face significant delays and cost overruns. Any construction delays could have a material adverse impact on us.
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

Government customers involve unique policy‑, contract‑ and performance‑related risks, and we may face challenges to our government contracts or our eligibility to serve government customers, any of which could materially adversely impact our business, financial condition, results of operations or prospects.
We derive, and expect to continue to derive in the future, a substantial portion of our revenues from government customers, including municipalities. Sales to governments and related entities present risks in addition to those involved in sales to industrial and other customers, including policy‑related risks such as potential disruption due to appropriation and spending patterns, delays in the adoption of new technologies due to political, fiscal or bureaucratic processes, delays in approving budgets and the government’s right to cancel contracts and purchase orders for its convenience. General political and economic conditions, which we cannot accurately predict, also directly and indirectly affect policies relating to the quantity and allocation of expenditures by government customers. In addition, government contracts may involve long purchase and payment cycles, competitive bidding requirements, qualification requirements, delays or changes in agreed‑to funding, budgetary constraints, political agendas, extensive specification development and price negotiations, milestone requirements and the potential unenforceability of limitations on liability or other contractual provisions, any of which may create price pressure and reduce our margins. Because our water treatment projects and solutions for municipal customers often include fixed‑price contracts with milestone billings and liquidated damages for our delay, our performance under such contracts involves risks such as not receiving payments, not receiving payments in a timely manner or incurring significant damages if certain milestones are not met or not met on schedule. As a result, we could experience a material adverse effect on our business, financial condition, results of operations or prospects.
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
The government may terminate a contract with us either for convenience (for instance, due to a change in its perceived needs or its desire to consolidate work under another contract) or if we default by failing to perform under the contract. Upon a termination for convenience, we are generally able to recover the purchase price for delivered items and reimbursement of allowable work‑in‑process costs. If the government terminates a contract with us based upon our default, we generally would be denied any recovery for undelivered work, and instead may be liable for excess costs incurred by the government in procuring undelivered items from an alternative source and other damages as authorized by law. We may in the future receive show‑cause or cure notices under contracts that, if not addressed to the government’s satisfaction, could give the government the right to terminate those contracts for default or to cease procuring our services under those contracts.
The cost of complying with complex governmental regulations applicable to our business, sanctions resulting from non‑compliance or reduced demand resulting from certain changes in regulations could increase our operating costs and reduce our profit.
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
Our business may be further impacted by changes in federal, state and local requirements that set forth air and wastewater discharge parameters, constrain water availability and set quality and treatment standards. Our failure or inability to comply with the stringent standards set forth by regulating entities or to provide cost‑effective and compliant design and construction solutions could result in fines or other penalties, and could have a material adverse effect on our business, financial condition, results of operations or prospects.
Foreign, federal, state and local environmental, health and safety laws and regulations impose substantial compliance requirements on our operations. Our operating costs could be significantly increased in order to comply with new or stricter regulatory standards imposed by foreign, federal and state environmental agencies.
Our operations, products and services are governed by various foreign, federal, state and local environmental protection and health and safety laws and regulations, including, without limitation, the federal Safe Drinking Water Act, the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Federal Insecticide, Fungicide, and Rodenticide Act in the U.S., the Registration, Evaluation and Authorization of Chemicals, or REACH, directive in Europe, and similar foreign, federal, state and local laws and regulations and permits issued under these laws by the foreign, federal, state and local environmental and health and safety regulatory agencies. These laws and regulations establish, among other things, criteria and standards for drinking water and for discharges into the waters of the U.S. and its states, for the proper management of hazardous and non‑hazardous solid waste and for protection of public and worker health and safety. Pursuant to these laws, we are required to obtain various environmental permits from environmental regulatory agencies for our operations. We cannot provide any assurance that our operations, products or services will be at all times in total compliance with these laws, regulations and permits or that we will be able to obtain or renew all required permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators and be subject to lawsuits, civil or criminal, seeking enforcement and/or injunctive relief. We may also be subject to civil claims by citizens groups seeking to enforce environmental laws. In the event of an accident or if we otherwise fail to comply with applicable regulations, we could lose our permits or approvals and/or be held liable for damages and monetary penalties.
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
Failure to comply with applicable anti‑corruption and trade laws, regulations and policies, including the U.S. Foreign Corrupt Practices Act, could result in fines and criminal penalties, causing a material adverse effect on our business, financial condition, results of operations or prospects.
Due to our global operations, we are subject to regulation under a wide variety of U.S. federal and state and non‑U.S. laws, regulations and policies related to anti‑corruption and trade, including those related to export and import compliance, anti‑trust and money laundering. The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and similar anti‑bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. We operate in parts of the world that are recognized as high-risk regions for corruption. Our operations in these regions include sales to government and non-government customers. In certain circumstances, strict compliance with anti-bribery and trade laws, regulations and policies may conflict with local customs and practices in these regions.
The International Traffic in Arms Regulations generally require export licenses from the U.S. Department of State for goods, technical data and services sent outside the U.S. that have military or strategic applications. The Export Administration Regulations regulate the export of certain “dual use” goods, software and technologies, and in some cases requires export licenses from the U.S. Department of Commerce. Office of Foreign Asset Control regulations implement various sanctions programs that include prohibitions of restrictions on dealings with certain sanctioned countries, governments, entities and individuals. Our policies mandate compliance with these trade laws, regulations and policies, and we have established policies and procedures designed to assist us and our personnel in compliance with applicable U.S. and international laws and regulations. However, we cannot provide any assurance that our internal control policies and procedures will always protect us from improper conduct of our employees or business partners.
In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable laws, including anti‑corruption and trade laws, regulations and policies, we may be required to investigate or engage outside counsel to investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties, imprisonment, disgorgement of profits, debarment from government contracts and curtailment of operations in certain jurisdictions, and might materially adversely affect our business, financial condition, results of operations or prospects. In addition, actual or alleged violations could damage our reputation and diminish our ability to do business. Furthermore, detecting, investigating and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.
Our business, results of operations and financial condition may be materially adversely affected by risks associated with international sales and operations.
Our international sales and operations are subject, in varying degrees, to risks inherent to doing business outside the U.S. These risks include the following:

•	changes in trade protection measures, including tariff and trade barriers and import and export licensing requirements;

•	potential negative consequences from changes to taxation policies;

•	unanticipated changes in other laws, governmental policies and regulations, or in how such provisions are interpreted or administered;

•
risks associated with the withdrawal of the United Kingdom from the European Union, commonly known as “Brexit,” including volatility in worldwide and European financial markets, potential restrictions on the free movement of goods and labor between the United Kingdom and the European Union and other impediments to our ability to transact within and between each of the United Kingdom and the European Union;

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
In addition to the general risks that we face outside the U.S., our operations in emerging markets could involve additional uncertainties for us, including risks that governments may impose limitations on our ability to repatriate funds; governments may impose withholding or other taxes on remittances and other payments to us, or the amount of any such taxes may increase; an outbreak or escalation of any insurrection or armed conflict may occur; governments may seek to nationalize our assets; or governments may impose or increase investment barriers or other restrictions affecting our business. The emerging markets in which we are active, including China, pose other uncertainties, including the difficulty of enforcing agreements, collecting receivables, protecting of our intellectual property and other assets and pricing of our products appropriately, as well as higher business conduct risks, less qualified talent and risks of political instability. We cannot predict the impact such events might have on our business, financial condition, results of operations or prospects.

Our operations in China expose us to risks inherent in doing business there.
We currently have operations and source and manufacture certain of our materials and products for global distribution from third‑party suppliers and manufacturers in China. The political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable, and operating in China exposes us to political, legal and economic risks. Our ability to operate in China may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits and other matters, and we may not obtain or retain the requisite legal permits to continue to operate in China or we may become subject to costs or operational limitations imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. We may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. and international standards. We may also experience difficulty in managing relations with our employees, distributors, suppliers or customers, with whom disagreements or conflicts of interest could materially adversely affect our operations or our ability to source and manufacture certain of our materials and products in China. Further, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. Any of these factors could have a material adverse effect on our business, financial condition, results of operations or prospects.
Additionally, the rapid development of the Chinese economy has led to increased labor costs, and the cost of labor in China may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers and manufacturers, increase significantly. We and our manufacturers and suppliers may be unable to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Any of these events could have a material adverse effect our business, financial condition, results of operations or prospects.
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
We own numerous patents, trademarks, service marks, copyrights, trade secrets and other intellectual property and hold licenses to intellectual property owned by others, which in aggregate are important to our business. The intellectual property rights that we have and may obtain, however, may not provide our products and services with a significant competitive advantage because our rights may not be sufficiently broad or may be challenged, invalidated, or subject to government march‑in or sovereign rights or compulsory licensing, sunshine laws, or be subject to freedom of information requests, or court‑ordered public disclosure, or be subject to open‑source software licensing, or be circumvented, independently developed or designed‑around, misappropriated, disparaged, diluted, or stolen, particularly in countries where intellectual property rights laws are not highly developed, protected or enforced. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or detect or prevent circumvention or unauthorized use of such property and the cost of enforcing our intellectual property rights could materially adversely impact our business, financial condition, results of operations or prospects.
From time to time, we, or on occasion our suppliers, contractors or indemnified parties in our supply chain including end‑users, receive notices from third parties alleging or warning of potential intellectual property infringement or misappropriation. Any dispute or litigation regarding intellectual property could be costly and time‑consuming due to the complexity and the uncertainty of intellectual property litigation. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. We may incur significant costs and diversion of management attention and resources as a result of such claims of infringement or misappropriation, and we or our suppliers or sub‑contractors could lose rights to critical technology, be unable to license critical technology, provide or sell critical products or services, or be required to pay substantial damages or license fees with respect to the infringed rights or be required to redesign, rework, re‑program, or replace our or our customers’ products, sub‑components, software, or systems, or re‑cast our valuable brands at substantial cost, any of which could materially adversely impact our competitive position, financial condition and results of operations even if we successfully defend against such claims of infringement or misappropriation.
We are increasingly dependent on the continuous and reliable operation of our information technology systems, and a disruption of these systems could materially adversely affect our business.
We rely on our information technology systems in connection with the operation of our business, including with respect to customer service and billing, accounting and, in some cases, the monitoring and operation of our installations. Many of our products, services and solutions depend on the integrity of our information technology systems, including our remote monitoring and data analytics features and our automated control solutions.
Our Water One® services are provided using remote monitoring technology that is connected to the “Internet of Things,” which is inherently susceptible to cyber-attacks. A successful attack may result in inappropriate access to our or our customers’ information or systems or cause our products to function improperly. Additionally, the systems through which we provide our Water One® services use electronic software embedded into a control board and water meter. This software or the control board could malfunction for a variety of reasons including, without limitation, exposure to software bugs, extreme heat or cold, corrosive water or simple wear and tear. A malfunction could result in our inability to operate the system effectively or to collect revenue for the services in a timely fashion.
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
We, and some of our third party vendors, have experienced cybersecurity attacks in the past and may experience them in the future, potentially with more frequency. To date, most of these attacks have been unsuccessful, and none have resulted in any material adverse impact to our business or operations. We have adopted measures to mitigate potential risks associated with information technology disruptions and cybersecurity threats; however, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, regulatory enforcement actions and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. We also have a concentration of operations on certain sites, such as production and shared services centers, where business interruptions could cause material damage and costs. Transport of goods from suppliers, and to customers, could also be hampered for the reasons stated above. Although we continue to assess these risks, implement controls and perform business continuity and disaster recovery planning, we cannot be sure that interruptions with material adverse effects will not occur.
If we experience a significant data security breach or fail to detect and appropriately respond to a significant data security breach, our business and reputation could suffer.
The nature of our business involves the receipt and storage of information about our customers, suppliers and employees. Further, we rely on various information technology systems to capture, process, store and report data in connection with the products, services and solutions that we provide to our customers, such as our Water One® services. We have procedures in place to detect and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. We outsource administration of certain functions to vendors that could be targets of cyber attacks. Any theft, loss and/or fraudulent use of customer, employee or proprietary data as a result of a cyber attack could subject us to significant litigation, liability and costs, as well as adversely impact our reputation with customers and regulators, among others. Unauthorized parties may also attempt to gain access to our systems or facilities and to our proprietary business information. If our efforts to protect the security of information about our customers, suppliers and employees are unsuccessful, a significant data security breach may result in costly government enforcement actions, private litigation and negative publicity resulting in reputation or brand damage with customers, and our business, financial condition, results of operations or prospects could suffer.
We are subject to laws, rules and regulations in the United States and other countries relating to the collection, use and security of employee and other data. Our ability to execute transactions and to possess and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require us to notify regulators and customers, employees and other individuals of a data security breach, including in the European Union under the EU General Data Protection Regulation, or the GDPR, which took effect in May 2018. Evolving compliance and operational requirements under the GDPR and the privacy laws of other jurisdictions in which we operate impose significant costs that are likely to increase over time.
Changes to U.S. tax laws may have a material adverse impact on our business.
On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended (the “IRC”). The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including the reduction of the corporate income tax rate from 35% to 21%, a one-time transition tax on foreign earnings at a reduced tax rate regardless of whether the earnings are repatriated, the elimination of the U.S. tax on future foreign earnings (subject to certain existing exceptions for inclusions under Subpart F of the IRC and newly enacted provisions under Subpart F regarding global intangible low-taxed income, or “GILTI”), limits on the deduction of interest, a new minimum tax related to certain payments to foreign subsidiaries and affiliates, immediate deductions for certain new investments and the modification of many business deductions and credits. In particular, the legislation limits the deduction for interest expense available to U.S. corporations as compared to the total debt burden on the international group, and limits interest deductions to 30% of EBITDA determined by applying U.S. tax principles. Tax reform also introduced “GILTI” which, in general, will subject U.S. corporations to tax on the earnings of certain foreign subsidiaries that are in excess of 10% of the foreign subsidiaries U.S. tax basis in tangible assets. Finally, it is uncertain whether, and to what extent, various states will conform to the new tax law and foreign countries will react by enacting tax legislation or take other actions. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and could have a material adverse impact on our business, financial condition, cash flows and results of operations.
Our ability to use our net operating loss carryforwards may be limited.
As of September 30, 2018, we had approximately $253.3 million of U.S. federal and state net operating loss carryforwards (“NOLs”). Our federal NOLs begin to expire in 2034 while certain state NOLs begin to expire in 2019. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. We have a full valuation allowance against the NOLs. In addition, U.S. tax reform imposes certain limitations on a corporation’s ability to offset its future income with its NOLs. The legislation reduces the U.S. corporate tax rate, which would result in a reduction of the expected cash tax benefit that would arise from any future utilization of our NOLs. Finally, Section 382 of the IRC (“Section 382”), generally imposes an annual limitation on the amount of taxable income that may be offset by NOLs when a corporation has undergone an “ownership change” (as determined under Section 382). Generally, a corporation experiences such an ownership change if the percentage of its stock owned by its “5‑percent stockholders,” as defined in Section 382, increases by more than 50 percentage points (by value) over a three‑year period. Any unused annual limitation may, subject to certain limitations, be carried over to later years. We may undergo an ownership change in the future, including an ownership change as a result of the combined effect of our initial public offering and future equity offerings, which could result in an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long‑term tax‑exempt rate as defined in Section 382, increased under certain circumstances as a result of recognizing built‑in gains in our assets existing at the time of the ownership change. The limitations arising from any ownership change may prevent utilization of our NOLs prior to their expiration. Future ownership changes or regulatory changes could further limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this could adversely affect our operating results and cash flows if we attain profitability.
Changes in our effective tax rates may adversely affect our financial results.
We offer our products, services and solutions in more than 100 countries and 20.3% of our revenue was generated outside the U.S. in fiscal 2018. Given the global nature of our business, a number of factors may increase our future effective tax rates, including:

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
Prior to the Acquisition in fiscal 2014, we operated as a subsidiary of Siemens. Consequently, some of the financial information included in this Annual Report on Form 10-K has been derived from the combined and consolidated financial statements and accounting records of Siemens and reflects assumptions and allocations made by Siemens. Our financial position, results of operations and cash flows, as presented, may be different from those that would have resulted if we had historically been operated as a standalone company or by a company other than Siemens.

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
We may incur impairment charges for our goodwill and other indefinite‑lived intangible assets which would negatively impact our operating results.
We have a significant amount of goodwill and purchased intangible assets on our balance sheet as a result of the Acquisition in 2014 and subsequent acquisitions we have completed. As of September 30, 2018, the net carrying value of our goodwill and other indefinite‑lived intangible assets totaled approximately $445.5 million. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of indefinite‑lived intangible assets represents the federal hazardous waste treatment management permits obtained for locations operated by the Industrial segment. We do not amortize goodwill and indefinite‑lived intangible assets that we expect to contribute indefinitely to our cash flows, but instead we evaluate these assets for impairment at least annually, or more frequently if changes in circumstances indicate that a potential impairment could exist. In testing for impairment, we will make a qualitative assessment, and if we believe that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two‑step goodwill impairment test is required. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may impair our goodwill and other indefinite‑lived intangible assets. Any charges relating to such impairments could materially adversely affect our financial condition and results of operations.
Our substantial indebtedness could adversely affect our financial condition and limit our ability to raise additional capital to fund our operations.
We have a significant amount of indebtedness. As of September 30, 2018, we had total indebtedness of $953.8 million, including $938.2 million of borrowings under our term loan facility, no borrowings under our revolving credit facility, and $13.7 million in borrowings related to equipment financing and $1.8 million in borrowings related to financing our purchase of our facility in Schiedam, Netherlands. We also had $11.8 million of letters of credit issued under our $125.0 million revolving credit facility and an additional $64 thousand of letters of credit issued under a separate uncommitted facility as of September 30, 2018.
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

•	limiting our flexibility in planning for and reacting to changes in our business and the industry in which we compete;

•	restricting us from making strategic acquisitions or causing us to make non‑strategic divestitures;

•	impairing our ability to obtain additional financing in the future;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.
Any one of these limitations could have a material effect on our business, financial condition, results of operations, prospects and our ability to satisfy our obligations in respect of our outstanding debt.
Despite our current debt levels, we may incur substantially more indebtedness, which could further exacerbate the risks associated with our substantial leverage.
We and our subsidiaries may be able to incur additional indebtedness in the future, which may be secured. While the agreement governing our senior secured credit facilities limits our ability and the ability of our subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and thus, notwithstanding these restrictions, we may still be able to incur substantially more debt. In addition, provided that no default or event of default (as defined in the agreement governing our senior secured credit facilities) has occurred and is continuing, we have the option to add one or more incremental term loan or revolving credit facilities or increase commitments under our revolving credit facility by an aggregate amount which does not cause our total first lien net leverage ratio, on a pro forma basis (in each case, as defined in the agreement governing our senior secured credit facilities), to exceed 4.50 to 1.00, plus up to an additional $100.0 million (excluding incremental revolving credit facilities or increases under our revolving credit facility in an aggregate principal amount not to exceed $30.0 million) (all of which remains available as of September 30, 2018). To the extent that we incur additional indebtedness, the risks that we now face related to our substantial indebtedness could increase.
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
We cannot provide any assurance that we would be able to enter into these alternative financing plans on commercially reasonable terms or at all. Moreover, any alternative financing plans that we may be required to undertake would still not guarantee that we would be able to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to obtain alternative financing, could materially adversely affect our business, financial condition, results of operations or prospects. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”
We will need to repay or refinance borrowings under our senior secured credit facilities.
Our revolving credit facility and term loan facility are scheduled to mature in December 2022 and December 2024, respectively. We will need to repay, refinance, replace or otherwise extend the maturity of our senior secured credit facilities. Our ability to repay, refinance, replace or extend these facilities by their maturity dates will be dependent on, among other things, business conditions, our financial performance and the general condition of the financial markets. If a financial disruption were to occur at the time that we are required to repay indebtedness outstanding under our senior secured credit facilities, we could be forced to undertake alternate financings, including a sale of additional common stock, negotiate for an extension of the maturity of our senior secured credit facilities or sell assets and delay capital expenditures in order to generate proceeds that could be used to repay indebtedness under our senior secured credit facilities. We cannot provide any assurance that we will be able to consummate any such transaction on terms that are commercially reasonable, on terms acceptable to us or at all.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. Interest rates are still near historically low levels and are projected to rise in the future. If interest rates rise, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed may remain the same, and our net income and cash flows will correspondingly decrease. Assuming no prepayments of the term loan facility (which had $938.2 million outstanding as of September 30, 2018) and that our revolving credit facility was fully drawn, each 0.125% change in interest rates would result in an approximate change of $1.3 million in annual interest expense on the indebtedness under our senior secured credit facilities. The Company entered into an interest rate cap to mitigate the risks associated with variable rate debt effective November 28, 2018. The LIBOR interest rate cap has a notional value of $600 million, is effective for a period of three years and has strike price of 3.5%.
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
Risks Relating to Ownership of our Common Stock
The market price of our common stock may be highly volatile, and our shareholders may not be able to resell their shares at or above the price they paid for them.
The trading price of our common stock could be volatile, and our shareholders could lose all or part of their investment. We cannot provide any assurance that an active public market for our common stock will be sustained. Volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock incentive awards. The following factors, in addition to other factors described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, may have a significant impact on the market price of our common stock:

•	negative trends in global economic conditions or activity levels in our industry;

•	changes in our relationship with our customers or in customer needs, expectations or trends;

•	announcements concerning our competitors or our industry in general;

•	our ability to implement our business strategy;

•	our ability to complete and integrate acquisitions;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	trading volume of our common stock;

•	the failure of securities analysts to cover the Company or changes in analysts’ financial estimates;

•	severe weather, natural disasters, acts of war or terrorism or other external events;

•	economic, legal and regulatory factors unrelated to our performance;

•	changes in accounting principles;

•	the loss of any of our management or key personnel;

•	sales of our common stock by us, our executive officers and directors or our shareholders (including certain affiliates of AEA) in the future; and

•	general economic and market conditions and overall fluctuations in the U.S. equity markets.
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
AEA currently owns approximately 30.7% of our common stock. Through this beneficial ownership and a shareholders’ agreement and irrevocable voting proxies, pursuant to which certain of our shareholders have agreed to vote all of their shares to elect one individual to our board of directors that has been nominated by AEA (so long as AEA holds an aggregate of at least 10% of our outstanding common stock), AEA may be deemed to beneficially own approximately 52.4% of the voting power of our outstanding common stock. In addition, so long as AEA holds an aggregate of at least 10% of our outstanding common stock, certain of these shareholders have also agreed to irrevocably appoint AEA as its proxy to vote all of their shares of our common stock with respect to the election of any member of our board of directors, and in the aggregate, AEA and these other shareholders beneficially own more than 50% of our outstanding common stock. As a result, AEA will be able to influence matters requiring approval by our shareholders and/or our board of directors, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions. See Item 13, “Certain Relationships and Related Party Transactions.”
AEA may have interests that are different from our other shareholders and may vote in a way with which our other shareholders disagree and which may be adverse to our other shareholders’ interests. Further, AEA’s concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to decline or prevent our shareholders from realizing a premium over the market price for their common stock. Additionally, AEA and its affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or supply us with goods and services. Shareholders should consider that the interests of AEA may differ from their interests in material respects.
Three of our nine directors are currently affiliated with AEA. These persons have fiduciary duties to both us and AEA. As a result, they may have real or apparent conflicts of interest on matters affecting both us and AEA, which in some circumstances may have interests adverse to ours. In addition, our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply with respect to us, to AEA or certain related parties or any of our directors who are employees of AEA or its affiliates in a manner that would prohibit them from investing in competing businesses or doing business with our customers. AEA or its affiliates may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. To the extent they invest in such other businesses, AEA and its affiliates, including affiliates of AEA who serve on our board of directors, may have interests that differ from those of our other shareholders.
Sales, or the potential for sales, of a substantial number of shares of our common stock in the public market by us or our existing shareholders could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Additionally, future exercises and the vesting of equity awards may result in dilution of the value of our common stock and could also depress the market price of our common stock. Sales of stock by these shareholders could have a material adverse effect on the trading price of our common stock.
Holders of an aggregate of approximately 61,834,000 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. Registration of these shares under the Securities Act, would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these shareholders could have a material adverse effect on the trading price of our common stock.
We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes‑Oxley Act of 2002.
We are required to comply for the first time with the management certification requirement of Section 404 of the Sarbanes Oxley Act of 2002 (the “Sarbanes Oxley Act”) in this Annual Report on Form 10-K. As we perform the system and process evaluation and testing, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board (“PCAOB”) rules and regulations that remain unremediated. As a public company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
If we fail to comply with the requirements of Section 404, regulatory authorities such as the SEC or the PCAOB might subject us to sanctions or investigation. If we do not implement improvements to our disclosure controls and procedures or to our internal controls in a timely manner, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal controls over financial reporting pursuant to an audit of our controls. This may subject us to adverse regulatory consequences or a loss of confidence in the reliability of our financial statements. We could also suffer a loss of confidence in the reliability of our financial statements if our independent registered public accounting firm reports a material weakness in our internal controls, if we do not develop and maintain effective controls and procedures or if we are otherwise unable to deliver timely and reliable financial information.
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

If securities or industry analysts cease publishing research or reports about us, our business or our markets, or if they adversely change their recommendations or publish negative reports regarding our business or our stock, our stock price and trading volume could materially decline.
The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our markets or our competitors. We do not have any control over these analysts and we cannot provide any assurance that analysts will cover us or provide favorable coverage. If any of the analysts who may cover us adversely change their recommendation regarding our stock, or provide more favorable relative recommendations about our competitors, our stock price could materially decline. If any analyst who may cover us were to cease coverage of our Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to materially decline.
Some provisions of our charter documents and Delaware law may have anti‑takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our shareholders, and may prevent attempts by our shareholders to replace or remove our current management.
Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws, as well as provisions of the Delaware General Corporation Law (the “DGCL”), could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our shareholders, including transactions in which shareholders might otherwise receive a premium for their shares. These provisions include:

•	establishing a classified board of directors such that not all members of the board of directors are elected at one time;

•
allowing the authorized number of our directors to be determined exclusively by resolution of our board of directors and granting to our board of directors the sole power to fill any vacancy on the board of directors;

•	limiting the ability of shareholders to remove directors without cause;

•	providing that our board of directors is expressly authorized to adopt, or to alter or repeal, our amended and restated bylaws;

•	authorizing the issuance of “blank check” preferred stock by our board of directors, without further shareholders approval, to thwart a takeover attempt;

•	prohibiting shareholders action by written consent (and, thus, requiring that all shareholder actions be taken at a meeting of our shareholders);

•	eliminating the ability of shareholders to call a special meeting of shareholders;

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at annual shareholder meetings; and

•
requiring the approval of the holders of at least two‑thirds of the voting power of all outstanding stock entitled to vote thereon, voting together as a single class, to amend or repeal our amended and restated certificate of incorporation or amended and restated bylaws.

In addition, while we have opted out of Section 203 of the DGCL, our amended and restated certificate of incorporation contains similar provisions providing that we may not engage in certain “business combinations” with any “interested shareholder” for a three‑year period following the time that the shareholder became an interested shareholder, unless:

•	prior to such time, our board of directors approved either the business combination or the transaction that resulted in the shareholder becoming an interested shareholder;

•
upon consummation of the transaction that resulted in the shareholder becoming an interested shareholder, the interested shareholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding certain shares; or

•
at or subsequent to that time, the business combination is approved by our board of directors and by the affirmative vote of holders of at least two‑thirds of our outstanding voting stock that is not owned by the interested shareholder.

These anti‑takeover defenses could discourage, delay or prevent a transaction involving a change in control of our Company. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and cause us to take corporate actions other than those you desire.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our shareholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the DGCL or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. Shareholders in our Company will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our amended and restated certificate of incorporation may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.
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
The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes‑Oxley Act and the NYSE, may strain our resources, increase our costs and divert management’s attention, and we may be unable to comply with these requirements in a timely or cost‑effective manner.
As a public company, we are subject to the reporting requirements of the Exchange Act, and the corporate governance standards of the Sarbanes‑Oxley Act and the NYSE. These requirements place a strain on our management, systems and resources and we will continue to incur significant legal, accounting, insurance and other expenses. The Exchange Act, requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of shareholders. The Sarbanes‑Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. The NYSE requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and comply with the Exchange Act and NYSE requirements, significant resources and management oversight will be required. This may divert management’s attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the price of our common stock. Furthermore, as we grow our business both organically and through acquisitions, our disclosure controls and procedures and internal control over financial reporting will become more complex, and we may require significantly more resources to ensure that these controls and procedures remain effective.
These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or its committees or as our executive officers. Advocacy efforts by shareholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of these costs. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
We may be subject to securities litigation, which is expensive and could divert management attention.
Our share price has been volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, results of operations or prospects. Any adverse determination in litigation could also subject us to significant liabilities. See Item 3, “Legal Proceedings” for a discussion of the status of certain securities litigation related to our share price volatility.
We are a “controlled company” within the meaning of the corporate governance standards of the NYSE and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements.
We are currently a “controlled company” within the meaning of the corporate governance standards of the NYSE. A company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” within the meaning of the corporate governance standards of the NYSE and may elect not to comply with certain corporate governance requirements of the NYSE, including:

•	the requirement that a majority of our board of directors consist of independent directors;

•
the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.
While we currently have a majority of independent directors and conduct annual performance evaluations of our nominating and corporate governance committee and our compensation committee, our nominating and corporate governance committee and our compensation committee do not consist entirely of independent directors. If we continue to utilize the exemptions, our nominating and corporate governance and compensation committees will not consist entirely of independent directors. As a result, those committees may have more directors who do not meet the NYSE’s independence standards than they would if those standards were to apply. The independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors. Accordingly, our shareholders do not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE.
In addition, on June 20, 2012, the SEC adopted Rule 10C‑1 under the Exchange Act to implement provisions of the Dodd‑Frank Act pertaining to compensation committee independence and the role and disclosure of compensation consultants and other advisers to the compensation committee. The national securities exchanges have since adopted amendments to their existing listing standards to comply with provisions of Rule 10C‑1, and on January 11, 2013, the SEC approved such amendments. The amended listing standards require, among other things, that

•	compensation committees be composed of fully independent directors, as determined pursuant to new and existing independence requirements;

•	compensation committees be explicitly charged with hiring and overseeing compensation consultants, legal counsel and other committee advisers; and

•
compensation committees are required to consider, when engaging compensation consultants, legal counsel or other advisers, certain independence factors, including factors that examine the relationship between the consultant or adviser’s employer and us.

As a “controlled company,” we are not subject to these compensation committee independence requirements, and accordingly, our shareholders do not have the same protections afforded to shareholders of companies that are subject to these compensation committee independence requirements.
Item 1B. Unresolved Staff Comments
        None.

Item 2. Properties
        As of September 30, 2018, we operate 167 locations located in the United States, Canada, the United Kingdom, the Netherlands, Germany, Australia, China, Singapore and Korea, including 20 manufacturing facilities, six research and development facilities and 87 service branches. Of our facilities, we own 25 properties and lease 142 properties. Our North American presence includes 12 resin regeneration plants, three carbon reactivation plants and one wastewater ion exchange facility. As of September 30, 2018, the covered square footage of our facilities is equal to an aggregate of approximately 3.7 million square feet.

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

On or around November 6, 2018, a purported shareholder of the Company filed a class action lawsuit in the U.S. District Court for the Southern District of New York alleging that the Company and senior management violated federal securities laws by issuing false, misleading, and/or omissive disclosures in the period leading up to the Company’s October 30, 2018 announcement of, among other things, (a) preliminary results for the full-year fiscal 2018 that were below previous expectations and (b) a transition from a three-segment structure to a two-segment operating model.  The action is captioned McWilliams v. Evoqua Water Technologies Corp., et al., Case No. 1:18-CV-10320 and names as defendants the Company and the Company’s CEO and CFO.  The lawsuit seeks compensatory damages in an unspecified amount to be proved at trial, an award of reasonable costs and expenses to the plaintiff and class counsel, and such other relief as the court may deem just and proper.  The Company believes that this lawsuit is without merit and intends to vigorously defend itself against the allegations.

Item 4.    Mine Safety Disclosures
        None.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
        The Company’s common stock began trading on the NYSE under the symbol “AQUA” on November 2, 2017. Before then, there was no public market for the Company’s common stock.
        After underwriting discounts and commissions and expenses, we received net proceeds from our initial public offering of approximately $137.6 million. We used a portion of the net proceeds from our initial public offering to repay approximately $104.9 million of indebtedness (including accrued and unpaid interest) under our senior secured first lien term loan facility and we used the remainder for general corporate purposes.
The following table shows the high and low prices per share of our common stock as reported by the NYSE for the periods indicated.

Year Ended September 30, 2018	High	Low
First Quarter	$23.86	$20.26
Second Quarter	25.19	20.74
Third Quarter	22.75	18.51
Fourth Quarter	22.22	17.61
        As of November 30, 2018, there were 322 holders of record of the Company’s common stock, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number.
Dividend Policy
        No dividends were paid to shareholders during the years ended September 30, 2018, 2017 or 2016. The Company currently intends to retain all of its future earnings, if any, to finance operations, development and growth of its business and repay indebtedness. Most of the Company’s indebtedness contains restrictions on the Company’s activities, including paying dividends on its capital stock. See Note 10, “Debt” in Part II, Item 8 of this Annual Report on Form 10-K. Any future determination relating to our dividend policy will be made at the discretion of the Company’s board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that the board of directors may deem relevant.
Unregistered Sales of Equity Securities and Use of Proceeds
In the year ended September 30, 2018, we issued 643,832 shares of our common stock to certain employees upon the exercise of stock options pursuant to the Stock Option Plan, which amount gives effect to the net exercise by certain of such employees of a portion of their vested options to cover exercise price and applicable tax withholding obligations, 4,124 Restricted Stock Units to certain employees and 23,124 Restricted Stock Units to our directors. In addition, we issued 21,164 shares of our common stock to an executive officer of the Company in satisfaction of an existing bonus award agreement. These issuances were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act and/or Rule 701 promulgated thereunder. The securities were issued directly by the registrant and did not involve a public offering or general solicitation.

Stock Performance Graph
The following graph shows a comparison of cumulative total return to holders of shares of Evoqua’s common stock against the cumulative total return of S&P Small Cap 600 Index and S&P Small Cap 600 / Utilities Index from market close on November 2, 2017 (the first day of trading of our common stock) through September 28, 2018. The comparison of the cumulative total returns for each investment assumes that $100 was invested in Evoqua common stock and the respective indices on November 2, 2017 through September 30, 2018, including reinvestment of any dividends (although no dividends have been declared on our common stock to date). Historical share price performance should not be relied upon as an indication of future share price performance, and we do not make or endorse any predications as to future shareholder returns.
This performance graph and related information shall not be deemed “soliciting material”or to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

	11/2/2017	12/29/2017	3/29/2018	6/29/2018	9/28/2018
AQUA	$100	$132	$118	$114	$99
S&P Small Cap 600	$100	$103	$104	$112	$117
S&P Small Cap 600 / Utilities	$100	$98	$92	$98	$101

Item 6.    Selected Financial Data
Our selected historical Consolidated Balance Sheet data presented below as of September 30, 2018 and 2017 and our selected historical Consolidated Statements of Operations and cash flow data presented below for the period from October 1, 2013 through January 15, 2014 and the period from January 16, 2014 through September 30, 2014 (each as described below) each of the years ended September 30, 2018, 2017, 2016 and 2015 has been derived from our audited Consolidated Financial Statements. Our selected historical Consolidated Balance Sheet data presented below as of September 30, 2014 and 2015 and our selected historical Consolidated Statements of Operations and cash flow data presented below for the period from October 1, 2013 through January 15, 2014 and the period from January 16, 2014 through September 30, 2014 (each as described below) has been derived from our audited Consolidated Financial Statements not included in this Annual Report on Form 10-K. Our selected historical Consolidated Balance Sheet data presented below as of January 15, 2014 has been derived from our unaudited financial information not included in this Annual Report on Form 10-K. The consolidated financial data of our Predecessor as of January 15, 2014 and for the period from October 1, 2013 to January 15, 2014 was prepared on a “carve‑out” basis for the purpose of presenting our historical financial position, results of operations and cash flows. Because the Predecessor represents a portion of the Siemens’ business, the selected financial data presented for these periods is not necessarily indicative of our current or future performance and does not reflect what our performance would have been had we operated as a separate stand‑alone entity during these periods.
On January 15, 2014, Evoqua Water Technologies Corp. (formerly EWT Holdings I Corp.) acquired, through its wholly‑owned entities, EWT Holdings II Corp. and EWT Holdings III Corp., all of the capital stock of the Predecessor. As a result of the Acquisition and resulting change in control and changes due to the impact of purchase accounting, we are required to present separately the operating results for the Predecessor and Successor. We refer to the period from October 1, 2013 through January 15, 2014 as “Predecessor Period 2014,” and the Consolidated Financial Statements for that period include the accounts of the Predecessor. We refer to the period from January 16, 2014 through September 30, 2014 as “Successor Period 2014,” and the Consolidated Financial Statements for that period include the accounts of the Successor. The Successor was incorporated on October 7, 2013. From October 7, 2013 to January 15, 2014, the Successor had no activities other than the incurrence of transaction costs related to the Acquisition, which are included in the Successor Period 2014. Consequently, Successor Period 2014, 2015 and 2016 may not be comparable to Predecessor Period 2014.
The historical results presented below are not necessarily indicative of the results to be expected for any future period. The selected historical consolidated financial data presented below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and related notes thereto contained in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

	Successor					Predecessor
(In millions, except per share amounts)	Year Ended September 30,				January 16, 2014 through September 30,	October 1, 2013 through January 15,
	2018	2017	2016	2015	2014	2014
Statement of Operations Data:
Revenue from product sales and services	$1,339.5	$1,247.4	$1,137.2	$1,061.0	$791.2	$306.3
Gross profit	404.7	399.7	333.1	292.4	90.9	78.1
Total operating expenses	(345.7)	(332.0)	(302.9)	(298.0)	(213.9)	(80.9)
Net income (loss)	7.9	6.4	13.0	(86.0)	(97.8)	(2.3)
Net income (loss) attributable to the Company	$6.1	$2.2	$11.6	$(86.0)	$(97.8)	$(2.3)
Earnings (loss) per share
Basic	$0.05	$0.02	$0.11	$(0.85)	$(0.97)
Diluted	$0.05	$0.02	$0.11	$(0.85)	$(0.97)
Cash Flow Data:
Net cash provided by operating activities	$81.0	$28.5	$31.9	$41.9	$37.5	$45.6
Net cash used in investing activities	$(207.0)	$(134.9)	$(344.6)	$(46.9)	$(762.1)	$(7.5)
Net cash provided by (used in) financing activities	$150.6	$114.5	$191.4	$(6.3)	$911.4	$89.9
Balance Sheet Data (as of end of period):
Cash and cash equivalents	$82.4	$59.3	$50.4	$169.0	$177.9	$167.6
Total assets	$1,663.6	$1,473.3	$1,296.2	$1,039.9	$1,135.0	$1,217.4
Total debt (including current portion)	$939.6	$889.8	$758.2	$552.1	$558.6	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with Item 6, “Selected Financial and Operating Data” and Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements” and in Item 1A, “Risk Factors” in this Annual Report on Form 10-K. Unless otherwise indicated or the context otherwise requires, all references to the “Company,” “Evoqua,” “Evoqua Water Technologies Corp.,” “EWT Holdings I Corp,” “we,” “us,” “our” and similar terms refer to Evoqua Water Technologies Corp., together with its consolidated subsidiaries. Unless otherwise specified, all dollar amounts in this section are referred to in millions. Our fiscal year ends on September 30 of each year and references in this section to a year refer to our fiscal year. As such, references to: 2018 relates to the fiscal year ended September 30, 2018, 2017 relates to the fiscal year ended September 30, 2017 and 2016 relates to the fiscal year ended September 30, 2016.
Overview and Background
We are a leading provider of mission critical water treatment solutions, offering services, systems and technologies to support our customers’ full water lifecycle needs. With over 200,000 installations worldwide, we hold leading positions in the industrial, commercial and municipal water treatment markets in North America. We offer a comprehensive portfolio of differentiated, proprietary technology solutions sold under a number of market‑leading and well‑established brands. We deliver and maintain these mission critical solutions through the largest service network in North America, assuring our customers continuous uptime with 87 branches as of September 30, 2018. We have an extensive service and support network, and as a result, a certified Evoqua Service Technician is no more than a two‑hour drive from more than 90% of our customers’ sites. We believe that the customer intimacy created through our service network is a significant competitive advantage.
Our solutions are designed to ensure that our customers have access to an uninterrupted quantity and level of quality of water that meets their unique product, process and recycle or reuse specifications. We enable our customers to achieve lower costs through greater uptime, throughput and efficiency in their operations and support their regulatory compliance and environmental sustainability. We have worked to protect water, the environment and our employees for over 100 years. As a result, we have earned a reputation for quality, safety and reliability and are sought out by our customers to solve the full range of their water treatment needs, and maintaining our reputation is critical to the success of our business.
Our vision “to be the world’s first choice for water solutions” and our values of “integrity, customers and performance” foster a corporate culture that is focused on establishing a workforce that is enabled, empowered and accountable, which creates a highly entrepreneurial and dynamic work environment. Our purpose is “Transforming water. Enriching life.” We draw from a long legacy of water treatment innovations and industry firsts, supported by more than 1,250 granted or pending patents, which in aggregate are imperative to our business. Our core technologies are primarily focused on removing impurities from water, rather than neutralizing them through the addition of chemicals, and we are able to achieve purification levels which are 1,000 times greater than typical drinking water.
Business Segments
For the year ended September 30, 2018, we served our customers through three segments: Industrial, Municipal and Products. Effective October 1, 2018, we reorganized our business from a three-segment structure to a two-segment operating model. Our segments all draw from the same reservoir of leading technologies, shared manufacturing infrastructure, common business processes and corporate philosophies. The key factors used to identify our reportable segments are the organization and alignment of our internal operations, the nature of the products and services and customer type.

•
Within the Industrial Segment, we primarily provide tailored solutions in collaboration with our customers backed by life‑cycle services including on‑demand water, outsourced water (formerly known as build-own-operated), recycle and reuse and emergency response service alternatives to improve operational reliability, performance and environmental compliance.

•
Within the Municipal Segment, we primarily deliver solutions, equipment and services to engineering firms, original equipment manufacturers (“OEMs”) and municipalities to treat wastewater and purify drinking water, and to control odor and corrosion.

•	Within the Products Segment, we provide a highly differentiated and scalable range of products and technologies specified by global water treatment designers, OEMs, engineering firms and integrators.
We evaluate our business segments’ operating results based on income from operations and net income (loss) before interest expense, income tax benefit (expense) and depreciation and amortization (“EBITDA”) on a segment basis. Corporate activities include general corporate expenses, elimination of intersegment transactions, interest income and expense and other unallocated charges, which have not been allocated to business segments. As such, the segment results provided herein may not be comparable to other companies. In addition, our chief operating decision maker uses Adjusted EBITDA of each reportable segment to evaluate the operating performance of such segments. Adjusted EBITDA of the reportable segments does not include certain unallocated charges that are presented within Corporate activities. These unallocated charges include certain restructuring and other business transformation charges that have been incurred to align and reposition the Company to the current reporting structure, acquisition related costs (including transaction costs, integration costs and recognition of backlog intangible assets recorded in purchase accounting) and share-based compensation charges.
For the years ended September 30, 2018, 2017 and 2016, our segments accounted for the following percentage of our revenues:

	2018	2017	2016
Industrial Segment	54.4%	51.6%	53.1%
Municipal Segment	20.3%	22.3%	24.4%
Products Segment	25.3%	26.1%	22.5%
Fiscal 2019 Operating Segments
Effective October 1, 2018, we reorganized our business from a three-segment structure to a two-segment operating model designed to better serve the needs of our customers worldwide. Our new structure combines the Municipal services business with our existing Industrial segment into a new segment renamed Integrated Solutions and Services, a group entirely focused on engaging directly with end users. The Municipal products businesses are being combined with our existing Products segment into a new segment renamed Applied Product Technologies. This segment is focused on developing product platforms to be sold primarily through third party channels. These changes will be reflected in our segment reporting beginning in the first quarter of 2019, at which time our historical segment reporting for the prior period will also be restated to reflect the new structure.
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
Our Existing Customer Base
We believe our strong brands, leading position in highly fragmented markets, scalable and global offerings, leading installed base and unique ability to provide complete treatment solutions will enable us to capture a larger share of our existing customers’ water treatment spend while expanding with existing and new customers into adjacent end‑markets and underpenetrated regions, including by investing in our sales force and cross‑selling to existing customers. We believe we are uniquely positioned to further penetrate our core markets, with over 200,000 installations across over 38,000 global customers. We maintain a customer‑intimate business model with strong brand value and provide solutions‑focused offerings capable of serving a customer’s full lifecycle water treatment needs, both in current and new geographic regions.
Our Service Model
We selectively target high value projects with opportunities for recurring business through service, parts and other aftermarket opportunities over the lifecycle of the process or capital equipment. In particular, we have developed internet‑connected monitoring technologies through the deployment of our Water One® service platform, which enables customers to outsource their water treatment systems and focus on their core business, offering customers system optimization, predictive and proactive service, and simplified billing and pricing. Our Water One® platform also enables us to transition our customers to pricing models based on usage, which otherwise would not have been possible without technological advancement. Our technology solutions provide customers with increased stability and predictability in water‑related costs, while enabling us to optimize our service route network and on demand offerings through predictive analytics, which we believe will result in market share gains, improved service levels, increased barriers to entry and reduced costs.
Product and Technology Development
We develop our technologies through in‑house research, development and engineering and targeted tuck‑in, vertical market and geography‑expanding, technology-enhancing acquistions. We have a reservoir of recently launched technologies and a strong pipeline of new offerings designed to provide customers with innovative, value‑enhancing solutions. Furthermore, since April 2016, we have successfully completed twelve acquisitions that expand our vertical markets and geographic reach and enhance our technologies, strengthening our existing capabilities and adding new capabilities and cross selling opportunities in areas such as mobile wastewater treatment, soil and air treatment, regenerative media filtration, anodes, UV and ozone disinfection, aerobic and anaerobic biological treatment technologies and electrochemical and electrochlorination cells. We are able to rapidly scale new technologies using our leading direct and third‑party sales channels and our relationships with key influencers, including municipal representatives, engineering firms, designers and other system specifiers. We believe our continued investment in driving penetration of our recently launched technologies, robust pipeline of new capabilities and best‑in‑class channels to market will allow us to continue to address our customer needs across the water lifecycle.
Operational Excellence
We believe that continuous improvement of our operations, processes and organizational structure is a key driver of our earnings growth. Effective October 1, 2018, we restructured our business into two operating segments, which we expect to result in cost savings in the range of $15 million to $20 million on an annualized basis once fully implemented. We have separately identified and are pursuing a number of discrete initiatives which, if successful, we expect could result in additional cost savings over the next three years. These initiatives include our ePro and supply chain improvement program to consolidate and manage global spending, our improved logistics and transportation management program, further optimizing our engineering cost structure, and capturing benefits of our Water One® platform. These improvements focus on creating value for customers through reduced leadtimes, improved quality and superior customer support, while also creating value for shareholders through enhanced earnings growth. Furthermore, as a result of significant investments w

e have made in our footprint and facilities, we believe we have capacity to support our planned growth without commensurate increase in fixed costs. Higher than expected inflation and commodity costs created margin challenges this year, causing short term offsets to the operational excellence initiatives.
Acquisitions
We believe that capex-like, tuck‑in acquisitions present a key opportunity within our overall growth strategy, which we will continue to evaluate strategically. These strategic acquisitions will enable us to accelerate our growth by extending the critical mass in existing markets as well as expand in new geographies and new end market verticals. Our existing customer relationships, best‑in‑class channels to market and ability to rapidly commercialize technologies provide a strong platform to drive rapid growth in the businesses we acquire. To capitalize on these opportunities, we have built an experienced team dedicated to mergers and acquisitions that has, since April 2016, successfully completed twelve acquisitions that expand our vertical markets and geographic reach and enhance our technologies, with purchase prices ranging from approximately $2.0 million to approximately $283.7 million, and pre‑acquisition revenues ranging from approximately $3.1 million to approximately $55.7 million.
During the year ended September 30, 2018, we acquired substantially all of the assets of Le Groupe IsH20Top Inc. (“Isotope”) and Pure Water Solutions, LLC (“Pure Water”) and all of the issued and outstanding equity securities of ProAct Services Corporation (“ProAct”) and Pacific Ozone Technology, Inc. (“Pacific Ozone”). See Note 3, “Acquisitions and Divestitures” in Item 8 in this Annual Report on Form 10-K for a complete discussion of these acquisitions. During the year ended September 30, 2017, we acquired all of the issued and outstanding equity securities of Olson Irrigation Systems (“Olson”) and ADI Systems North America Inc., Geomembrane Technologies Inc. and Lange Containment Systems, Inc. (collectively, “ADI”) from ADI Group Inc., and substantially all of the assets of Noble Water Technologies, Inc. (“Noble”) and Environmental Treatment Systems Inc. (“ETS”). During the year ended September 30, 2016, we acquired all of the issued and outstanding equity securities of Delta Ultraviolet Corporation (“Delta UV”), Neptune-Benson and Magneto Special Anodes B.V. (“Magneto”), and substantially all of the assets of Valve and Filtration Systems, Ltd. (“VAF”).
We will continue to actively evaluate acquisition opportunities that are consistent with our business strategy. We maintain a robust pipeline of potential acquisition targets, developed by our management team as well as various outside industry experts and consultants.
Key Factors and Trends Affecting Our Business and Financial Statements
Various trends and other factors affect or have affected our operating results, including:
Overall economic trends. The overall economic environment and related changes in industrial, commercial and municipal spending impact our business. In general, positive conditions in the broader economy promote industrial, commercial and municipal customer spending, while economic weakness results in a reduction of new industrial, commercial and municipal project activity. Macroeconomic factors that can affect customer spending patterns, and thereby our results of operations, include population growth, total water consumption, municipal budgets, employment rates, business conditions, the availability of credit or capital, interest rates, tax rates, imposition of tariffs and regulatory changes. Since the businesses of our customers vary in cyclicality, periodic downturns in any specific sector typically have modest impacts on our overall business.
Changes in costs and availability. We have significant exposures to certain commodities, including steel, caustic, carbon, calcium nitrate and iridium, and volatility in the market price and availability of these commodity input materials has a direct impact on our costs and our business. For example, the U.S. government and other governments have recently imposed greater restrictions on international trade, including tariffs and/or other trade restraints on certain materials. These restrictions, particularly those related to China, could increase the cost of our products and restrict availability of certain commodities, which may result in delays in our execution of projects. There can be no assurance that we will be able to recuperate these higher costs from our customers through product price increases. If we are unable to manage commodity fluctuations through pricing actions, cost savings projects and sourcing decisions as well as through consistent productivity improvements, it may adversely impact our gross profit and gross margin. Further, additional potential acquisitions and international expansion will place increased demands on our operational, managerial, administrative and other resources. Managing our growth effectively will require us to continue to enhance our management systems, financial and management controls and information systems. We will also be required to hire, train and retain operational and sales personnel, which affects our operating margins.
Inflation and deflation trends. Our financial results can be expected to be directly impacted by substantial increases in costs due to commodity cost increases or general inflation which could lead to a reduction in our revenues as well as greater margin pressure as increased costs may not be able to be passed on to customers. Higher than expected inflation and commodity costs created margin challenges in 2018.
Fluctuation in quarterly results. Our quarterly results have historically varied depending upon a variety of factors, including funding, readiness of projects, regulatory approvals and significant weather events. In addition, our contracts for large capital water treatment projects, systems and solutions for industrial, commercial and municipal applications are generally fixed‑price contracts with milestone billings. As a result of these factors, our working capital requirements and demands on our distribution and delivery network may fluctuate during the year.
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
Government policies. Decaying water systems in the United States (“U.S.”) will require critical drinking water and wastewater repairs, often led by municipal governments. Further, as U.S. states increase regulation on existing and emerging contaminants, we expect that our customers will increasingly require sustainable solutions to their water‑related needs. In general, increased infrastructure investment and more stringent municipal, state and federal regulations promote increased spending on our products, services and solutions, while a slowdown in investment in public infrastructure or the elimination of key environmental regulations could result in lower industrial and municipal spending on water systems and products.
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
Operational investment. Our historical operating results reflect the impact of our ongoing investments to support our growth. We have made significant investments in our business that we believe have laid the foundation for continued profitable growth. Activities related to operational investments include employee training and development, integrating acquired businesses, implementing enhanced information systems, research, development and engineering investments and other activities to enable us to support our operating model.
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
Exchange rates. The reporting currency for our Consolidated Financial Statements is the U.S. dollar. We operate in numerous countries around the world and therefore, certain of our assets, liabilities, revenues and expenses are denominated in functional currencies other than the U.S. dollar, primarily in the euro, U.K. sterling, Chinese renminbi, Canadian dollar, Australian dollar and Singapore dollar. To prepare our Consolidated Financial Statements we must translate those assets, liabilities, revenues and expenses into U.S. dollars at the applicable exchange rate. As a result, increases or decreases in the value of the U.S. dollar against these other currencies will affect the amount of these items recorded in our Consolidated Financial Statements, even if their value has not changed in the functional currency. While we believe we are not susceptible to any material impact on our results of operations caused by fluctuations in exchange rates because our operations are primarily conducted in the U.S., if we expand our foreign operations in the future, substantial increases or decreases in the value of the U.S. dollar relative to these other currencies could have a significant impact on our results of operations.
Public company costs. As a result of our initial public offering (“IPO”), we now incur additional legal, accounting and other expenses that we did not previously incur, including costs associated with SEC reporting and corporate governance requirements. These requirements include compliance with the Sarbanes‑Oxley Act as well as other rules implemented by the SEC and the NYSE. Our financial statements following our IPO reflect the impact of these expenses. In addition, the one‑time grant of stock‑settled restricted stock unit awards made in connection with the IPO to certain members of management resulted in increased non‑cash share‑based compensation expense, which will be incremental to our ongoing stock‑based compensation expense. This stock‑based compensation expense was expensed beginning in the first fiscal quarter of fiscal 2018 and will continue over the following eight fiscal quarters.
Debt refinancings. On December 20, 2017, certain subsidiaries of the Company entered into Amendment No. 5 (the “Fifth Amendment”), among EWT III, as the borrower, certain other subsidiaries of the Company, and Credit Suisse AG, as administrative agent and collateral agent, relating to the First Lien Credit Agreement. Proceeds of the Fifth Amendment were used to refinance approximately $796.6 million of the then-existing term loans.
In connection with the closing of the ProAct acquisition on July 26, 2018, EWT III entered into Amendment No. 6 (the “Sixth Amendment”) to the First Lien Credit Agreement. Pursuant to the Sixth Amendment, among other things, EWT III borrowed an additional $150.0 million in incremental term loans, and all of the revolving credit lenders whose revolving credit loans were scheduled to mature on January 15, 2019 agreed to convert 100% of their commitments into revolving credit loans that will mature on December 20, 2022. Principal and interest under the term loans outstanding under the First Lien Credit Agreement are payable in quarterly installments, with quarterly principal repayments of $2.4 million, and the balance due at maturity on December 20, 2024. The other terms of the First Lien Credit Agreement, including rates, remain generally the same. See “Liquidity and Capital Resources” below.
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
Revenue
Our sales are a function of sales volumes and selling prices, each of which is a function of the mix of product and service sales, and consist primarily of:

•
sales of tailored light industry technologies, heavy industry technologies and environmental products, services and solutions in collaboration with our industrial customers, backed by lifecycle services including emergency response services and outsourced water alternatives, to a broad group of industrial customers in our U.S., Canada and Singapore markets;

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
Operating Expenses
Operating expenses consist primarily of the following:
General and Administrative. General and administrative expenses (“G&A expense”) consist of fixed overhead personnel expenses associated with our corporate functions and our service organization (including district and branch managers, customer service, contract renewals and regeneration plant management). We expect our general and administrative expenses to increase due to the anticipated growth of our business and related infrastructure as well as legal, accounting, insurance, investor relations and other costs associated with being a public company.
Sales and Marketing. Sales and marketing expenses (“S&M expense”) consist primarily of advertising and marketing promotions of our products, services and solutions and related personnel expenses (including all Evoqua sales and application employees’ base compensation and incentives), as well as sponsorship costs, consulting and contractor expenses, travel, display expenses and related amortization. We expect our sales and marketing expenses to increase as we continue to actively promote our products, services and solutions.
Research and Development. Research and development expenses (“R&D expense”) consist primarily of personnel expenses related to research and development, patents, sustaining engineering, consulting and contractor expenses, tooling and prototype materials and overhead costs allocated to such expenses. Substantially all of our research and development expenses are related to developing new products and services and improving our existing products and services. To date, research and development expenses have been expensed as incurred, because the period between achieving technological feasibility and the release of products and services for sale has been short and development costs qualifying for capitalization have been insignificant.

R&D expense can fluctuate depending on our determination to invest in developing new products, services and solutions and enhancing our existing products, services and solutions versus adding these capabilities through a mergers and acquisitions strategy. R&D expenditures are concentrated in our products businesses.
Net Income (Loss)
Net income (loss) is determined by subtracting operating expenses and interest expense from, and adding other operating income (expense), equity income from our partnership interest in Treated Water Outsourcing and income tax benefit (expense) to gross profit. For more information on how we determine gross profit, see “-Gross Profit.”

Adjusted EBITDA
Adjusted EBITDA is one of the primary metrics used by management to evaluate the financial performance of our business. Adjusted EBITDA is defined as net income (loss) before interest expense, income tax benefit (expense) and depreciation and amortization, adjusted for the impact of certain other items, including restructuring and related business transformation costs, purchase accounting adjustment costs, non-cash share-based compensation, sponsor fees, transaction costs and other gains, losses and expenses. We present Adjusted EBITDA, which is not a recognized financial measure under accounting principles generally accepted in the United States (“GAAP”), because we believe it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. Further, we believe it is helpful in highlighting trends in our operating results, because it excludes the results of decisions that are outside the control of management, while other measures can differ significantly depending on long‑term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management uses Adjusted EBITDA to supplement GAAP measures of performance as follows:

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
In addition to the above, our chief operating decision maker uses EBITDA and Adjusted EBITDA of each reportable segment to evaluate the operating performance of such segments. EBITDA and Adjusted EBITDA of the reportable segments does not include certain unallocated charges that are presented within Corporate activities. These unallocated charges include certain restructuring and other business transformation charges that have been incurred to align and reposition the Company to the current reporting structure, acquisition related costs (including transaction costs, integration costs and recognition of backlog intangible assets recorded in purchase accounting) and share-based compensation charges.
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

The following is a reconciliation of our Net income to Adjusted EBITDA:

	Year Ended September 30,
(In millions)	2018	2017	2016
Net income	$7.9	$6.4	$13.0
Income tax expense (benefit)	1.4	7.4	(18.4)
Interest expense	57.5	55.4	42.5
Operating profit	66.8	69.2	37.1
Depreciation and amortization	85.9	77.9	69.3
EBITDA	152.7	147.1	106.4
Restructuring and related business transformation costs (a)	34.4	51.3	43.1
Purchase accounting adjustment costs (b)	—	0.2	1.3
Share-based compensation (c)	15.8	2.3	2.0
Sponsor fees (d)	0.3	4.2	3.8
Transaction costs (e)	7.6	7.3	5.4
Other gains, losses and expenses (f)	6.1	(4.7)	(1.9)
Adjusted EBITDA	$216.9	$207.7	$160.1
____________________

(a)	Represents:

(i)
costs and expenses in connection with various restructuring initiatives since our acquisition, through our wholly-owned entities, EWT Holdings II Corp. and EWT Holdings III Corp., of all of the outstanding shares of Siemens Water Technologies, a group of legal entity businesses formerly owned by Siemens Aktiengesellschaft, on January 15, 2014 (the “AEA Acquisition”), including severance costs, relocation costs, recruiting expenses, write‑offs of inventory and fixed assets and third‑party consultant costs to assist with these initiatives. This includes:

(A)
$0.3 million, $20.1 million and $16.9 million in 2018, 2017 and 2016, respectively, related to our voluntary separation plan pursuant to which approximately 220 employees accepted separation packages (all of which is reflected as a component of Restructuring charges in Note 12, “Restructuring and Related Charges” in Part II, Item 8 of this Annual Report on Form 10-K (the “Restructuring Footnote”)); and

(B)
amounts related to various other initiatives implemented to restructure and reorganize our business with the appropriate management team and cost structure. $9.0 million in 2018 primarily reflected as components of Cost of product sales and services (“Cost of sales”) ($2.8 million), R&D expense ($0.6 million), S&M expense ($0.7 million) and G&A expense ($4.7 million) (all of which is reflected in the Restructuring Footnote); $13.2 million in 2017 primarily reflected as components of Cost of sales ($8.2 million), S&M expense ($1.6 million) and G&A expense ($3.3 million) (of which $12.3 million is reflected in the Restructuring Footnote) and $11.1 million in 2016 primarily reflected as components of Cost of sales ($4.7 million), R&D expense ($1.7 million), S&M expense ($0.8 million), G&A expense ($2.5 million), and Other operating expense ($1.4 million) (all of which is reflected in the Restructuring Footnote). Differences between amounts reflected as Restructuring charges in the Restructuring Footnote in 2017 and amounts reflected in this adjustment relate primarily to impairment charges related to assets in our Italy operations that have been reflected as a component of Cost of sales ($0.9 million);

(ii)
legal settlement costs and intellectual property related fees associated with legacy matters prior to the AEA Acquisition, including fees and settlement costs related to product warranty litigation on MEMCOR products and certain discontinued products ($4.3 million in 2018, reflected as components of Cost of sales ($3.0 million) and G&A expense ($1.3 million); $2.5 million in 2017, reflected as components of Cost of sales ($0.4 million) and G&A expense ($2.1 million); and $5.1 million in 2016, primarily reflected as a component of Cost of sales);

(iii)
expenses associated with our information technology and functional infrastructure transformation following the AEA Acquisition, including activities to optimize information technology systems and functional infrastructure processes for a standalone business ($15.0 million for 2018, primarily reflected as components of Cost of sales ($4.2 million) and G&A expense ($10.4 million); $7.2 million in 2017, primarily reflected as components of Cost of sales ($3.3 million), S&M expense ($1.5 million), and G&A expense ($2.5 million); and $9.5 million in 2016, primarily reflected as components of Cost of sales ($3.6 million), S&M expense ($2.5 million), G&A expense ($3.1 million) and R&D expense ($0.3 million)); and

(iv)
costs incurred by us in connection with our initial public offering and secondary offering, including consultant costs and public company compliance costs ($5.8 million in 2018 all of which is reflected in G&A expense; $8.3 million in 2017 primarily reflected in G&A expense; and $0.5 million in 2016 all of which is reflected in G&A expense).

(b)
Represents adjustments for the effect of the purchase accounting step‑up in the value of inventory to fair value recognized in cost of goods sold as a result of the Acquisition and the acquisition of Magneto.

(c)	Represents non‑cash share‑based compensation expenses related to option awards. See Note 15, “Share-Based Compensation” in Part II, Item 8 of this Annual Report on Form 10-K for further detail.

(d)
Represents management fees paid to AEA pursuant to the management agreement. Pursuant to the management agreement, AEA provided advisory and consulting services to us in connection with the Acquisition, including investment banking, due diligence, financial advisory and valuation services. AEA also provided ongoing advisory and consulting services (similar in nature to the services provided in connection with the Acquisition) to us pursuant to the management agreement. In connection with the initial public offering, the management agreement was terminated effective November 6, 2017. See Note 18, “Related-Party Transactions” in Part II, Item 8 of this Annual Report on Form 10-K for further detail.

(e)
Represents expenses associated with acquisition and divestiture‑related activities and post‑acquisition integration costs and accounting, tax, consulting, legal and other fees and expenses associated with acquisition transactions ($7.6 million, $7.3 million and $5.4 million in 2018, 2017 and 2016, respectively).

(f)	Represents:

(i)	impact of foreign exchange gains and losses ($5.9 million loss, $7.8 million gain and $0.5 million loss in 2018, 2017 and 2016, respectively);

(ii)
$6.8 million gain on the sale of assets related to the disposition of land at our Windsor, Australia location (reflected in Other operating (expense)) in 2018 and $3.5 million gain on the sale of assets, primarily related to the disposition of our non-core waste management location in Vernon, California in 2016 (the “Vernon Disposition”);

(iii)	foreign exchange impact related to headquarter allocations ($0.3 million gain, $1.2 million loss and $0.7 million gain in 2018, 2017 and 2016, respectively);

(iv)	expenses related to maintaining non‑operational business locations, net of gain on sale ($1.0 million, $1.9 million and $1.8 million in 2018, 2017 and 2016, respectively);

(v)
expenses incurred by the Company related to the remediation of manufacturing defects caused by a third party vendor for which the Company is seeking restitution ($3.9 million in 2018, all reflected in Cost of sales); and

(vi)
expenses incurred by the Company related to the write-off of obsolete inventory as part of the migration of an operational business unit to a new enterprise resource planning (“ERP”) system ($2.6 million in 2018, all reflected in Cost of sales).

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated:

	Year Ended September 30,						% Variance
	2018		2017		2016		2018 vs. 2017	2017 vs. 2016
(In millions, except per share amounts)		% of Revenue		% of Revenue		% of Revenue
Revenue from product sales and services	$1,339.5	100.0%	$1,247.4	100.0%	$1,137.2	100.0%	7.4%	9.7%
Cost of product sales and services	(934.8)	(69.8)%	(847.7)	(68.0)%	(804.1)	(70.7)%	10.3%	5.4%
Gross Profit	404.7	30.2%	399.7	32.0%	333.1	29.3%	1.3%	20.0%
General and administrative expense	(193.8)	(14.5)%	(169.6)	(13.6)%	(144.8)	(12.7)%	14.3%	17.1%
Sales and marketing expense	(136.0)	(10.2)%	(142.4)	(11.4)%	(135.2)	(11.9)%	(4.5)%	5.3%
Research and development expense	(15.9)	(1.2)%	(20.0)	(1.6)%	(22.9)	(2.0)%	(20.5)%	(12.7)%
Total operating expenses	(345.7)	(25.8)%	(332.0)	(26.6)%	(302.9)	(26.6)%	4.1%	9.6%
Other operating income	7.8	0.6%	1.5	0.1%	10.0	0.9%	420.0%	(85.0)%
Interest expense	(57.5)	(4.3)%	(55.4)	(4.4)%	(42.5)	(3.7)%	3.8%	30.4%
Income (loss) before income taxes	9.3	0.7%	13.8	1.1%	(5.4)	(0.5)%	(32.6)%	355.6%
Income tax (expense) benefit	(1.4)	(0.1)%	(7.4)	(0.6)%	18.4	1.6%	81.1%	(140.2)%
Net income	7.9	0.6%	6.4	0.5%	13.0	1.1%	23.4%	(50.8)%
Net income attributable to non‑controlling interest	1.8	0.1%	4.2	0.3%	1.4	0.1%	(57.1)%	200.0%
Net income attributable to Evoqua Water Technologies Corp.	$6.1	0.5%	$2.2	0.2%	$11.6	1.0%	177.3%	(81.0)%

Weighted average shares outstanding
Basic	113.9		105.0		104.3
Diluted	120.2		109.7		106.2
Earnings per share
Basic	$0.05		$0.02		$0.11
Diluted	$0.05		$0.02		$0.11

Other financial data:
Adjusted EBITDA (1)	$216.9	16.2%	$207.7	16.7%	$160.1	14.1%	4.4%	29.7%
____________________

(1)
For the definition of Adjusted EBITDA and a reconciliation to net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see “How We Assess the Performance of Our Business-Adjusted EBITDA.”

Years Ended September 30, 2018 and September 30, 2017
Consolidated Results
Revenues-Revenues increased $92.1 million, or 7.4%, to $1,339.5 million in the year ended September 30, 2018 from $1,247.4 million in the prior year. The following table provides the change in revenues from product sales and revenues from services, respectively:

	Year Ended September 30,
	2018		2017		% Variance
		% of Revenue		% of Revenue
Revenue from product sales	$755.4	56.4%	$675.0	54.1%	11.9%
Revenue from services	584.1	43.6%	572.4	45.9%	2.1%
	$1,339.5	100.0%	$1,247.4	100.0%	7.4%
Revenues from product sales increased $80.4 million, or 11.9% from the prior year, primarily driven by growth in capital projects of $52.9 million; the acquired businesses of Isotope, ProAct, Pacific Ozone, Pure Water, Olson, ADI and Noble which accounted for $32.5 million in revenues; and organic growth in aftermarket and other component product sales of $2.7 million.
Revenues from services increased $11.7 million, or 2.1% from the prior year, primarily driven by revenue from the acquired businesses of ProAct, Pure Water, Noble and Isotope which accounted for $10.1 million and an overall increase of $8.5 million derived from the power, hydrocarbon and chemical processing markets as well as municipal services. The prior year had a large order of $6.7 million, which did not reoccur in the current year, and partially offset the increases.
Cost of Sales and Gross Margin-Total gross margin decreased to 30.2% in the year ended September 30, 2018 from 32.0% in the prior year. The following table provides the change in cost of product sales and cost of services, respectively, along with related gross margins:

	Year Ended September 30,
	2018		2017
		Gross Margin %		Gross Margin %
Cost of product sales	$(499.8)	33.8%	$(445.9)	33.9%
Cost of services	(435.0)	25.5%	(401.8)	29.8%
	$(934.8)	30.2%	$(847.7)	32.0%
The increase in cost of product sales of $53.9 million was primarily driven by volume increases year-over-year related to organic capital projects and aftermarket revenues, which accounted for $38.4 million of the increase, as well as the impact of the acquisitions of Isotope, Pacific Ozone, Pure Water, Olson, ADI and Noble which accounted for $18.1 million. The increase in cost of services is primarily due to inflationary impacts associated with higher commodity, freight and labor cost, partly offset by price increases, as well as overall increase in revenue volume.
Operating Expenses-Operating expenses increased $13.7 million, or 4.1%, to $345.7 million in year ended September 30, 2018 from $332.0 million in the prior year. The increase in operating expense was primarily driven by changes in foreign currency impacts related to intercompany loans which increased operating expenses $11.5 million year over year due to an unfavorable foreign currency loss of $6.0 million in 2018 versus a favorable gain of $5.5 million in the prior year. In addition, the acquisitions of Isotope, ProAct, Pacific Ozone, Pure Water, Olson, ADI and Noble increased expenses by $13.1 million. In 2018, the Company incurred an additional $2.6 million of expense due to the achievement of earn-out targets related to the Noble and ADI acquisitions (the “earn-out adjustment”) which resulted in an increase to the fair valued amount of the earn-out recorded upon the acquisitions in 2017. These increases were partially offset by the reduction in restructuring expenses and employment costs of $13.5 million driven by the cost improvement initiatives implemented in the current and prior year. A discussion of operating expenses by category is as follows:
Research and Development Expense-Research and development (R&D) expense decreased $4.1 million, or 20.5%, to $15.9 million in the year ended September 30, 2018 from $20.0 million in the prior year due to reduced spending and an increase in cost reimbursements received from outside parties in the current year. R&D as a percentage of total revenue was 1.2%, while R&D as a percentage of product sales was 2.1%.
Sales and Marketing Expense-Sales and marketing expense decreased $6.4 million, or 4.5%, to $136.0 million in the year ended September 30, 2018 from $142.4 million in the prior year due to a reduction in restructuring charges and lower employment costs.
General and Administrative Expense-General and administrative expense increased $24.2 million, or 14.3%, to $193.8 million in the year ended September 30, 2018 from $169.6 million in the prior year. This increase was primarily due to unfavorable foreign currency impacts on our intercompany loans of $11.4 million, as described above, and increased share-based compensation expense of $13.5 million. In addition, the Pure Water, Pacific Ozone, Noble, ADI and Olson acquisitions contributed $11.3 million of expense. Another $6.7 million was incurred related to the secondary offering of our stock in the public market, and the impact of the earn-out adjustment resulted in $2.6 million of expense. These increases were offset by reduced employment expenses, including lower variable compensation.
Other Operating (Expense) (Income), Net-Other operating (expense) income, net increased $6.3 million, or 420.0%, to income of $7.8 million in the year ended September 30, 2018 from income of $1.5 million in the prior year. The majority of the gain in 2018 was from the sale of land in our Australian location which resulted in a gain of $6.8 million. In addition, we recorded gains related to the sale of precious metals of $0.8 million. There were no similar transactions during the prior year.
Interest Expense-Interest expense increased $2.1 million, or 3.8%, to $57.5 million in the year ended September 30, 2018 from $55.4 million in the prior year. The increase in interest expense was primarily due to the increase in charges associated with the $100.0 million prepayment of the First Lien Term Loan in November 2017 and the refinancings that occurred in December 2017 and July 2018.
Income Tax Benefit (Expense)-Income tax expense was $1.4 million for the year ended September 30, 2018, compared to expense of $7.4 million in the prior year. This reduction in expense was primarily the result of the favorable impact of the reduction of the U.S. federal tax rate which required the remeasurement of U.S. deferred tax liabilities associated with indefinite lived intangible assets and the favorable impact of current year acquisitions for which the acquired deferred tax liabilities generated a reduction in the amount of valuation allowance required against our existing U.S. and state deferred tax assets.
Net Income-Net income increased by $1.5 million, or 23.4%, to net income of $7.9 million for the year ended September 30, 2018 from net income of $6.4 million in the prior year. This increase was primarily driven by increased sales and gross profit in addition to the reduction in tax expense recognized in the current year offset by an increase in operating expenses.
Adjusted EBITDA-Adjusted EBITDA increased $9.2 million, or 4.4%, to $216.9 million for the year ended September 30, 2018 from $207.7 million for the prior year. Benefits derived from restructuring and cost management and operational efficiencies that were implemented in the current and prior year, as well as increased volume and accretive profitability associated with organic revenue growth and current and prior year acquisitions, provided for the increase in Adjusted EBITDA.

Segment Results

	Year Ended September 30,
	2018		2017		% Variance
		% of Revenue		% of Revenue
Revenues
Industrial	$728.1	54.4%	$643.4	51.6%	13.2%
Municipal	272.2	20.3%	278.6	22.3%	(2.3)%
Products	339.2	25.3%	325.4	26.1%	4.2%
Total Consolidated	1,339.5	100.0%	$1,247.4	100.0%	7.4%
Operating Profit
Industrial	$120.9	9.0%	$110.0	8.8%	9.9%
Municipal	34.1	2.5%	36.6	2.9%	(6.8)%
Products	55.4	4.1%	65.9	5.3%	(15.9)%
Corporate	(143.6)	(10.7)%	(143.3)	(11.5)%	0.2%
Total Consolidated	$66.8	5.0%	$69.2	5.5%	(3.5)%
EBITDA
Industrial	$166.1	12.4%	$149.4	12.0%	11.2%
Municipal	41.1	3.1%	44.8	3.6%	(8.3)%
Products	68.5	5.1%	77.4	6.2%	(11.5)%
Corporate and unallocated costs	(123.0)	(9.2)%	(124.5)	(10.0)%	(1.2)%
Total Consolidated	$152.7	11.4%	$147.1	11.8%	3.8%
Adjusted EBITDA on a segment basis is defined as earnings before interest, taxes, depreciation and amortization adjusted for the impact of certain other items that have been reflected at the segment level. The following is a reconciliation of our segment operating profit to Adjusted EBITDA:

	Year Ended September 30,
	2018			2017
	Industrial	Municipal	Products	Industrial	Municipal	Products
Operating Profit	$120.9	$34.1	$55.4	$110.0	$36.6	$65.9
Depreciation and amortization	45.2	7.0	13.1	39.4	8.2	11.5
EBITDA	166.1	41.1	68.5	149.4	44.8	77.4
Restructuring and related business transformation costs (a)	—	1.1	0.5	—	—	—
Transaction costs (b)	2.6	—	—	—	—	—
Legal fees (c)	—	1.9	—	—	—	—
Other (gains), losses and expenses (d)	—	(6.8)	6.9	—	—	—
Adjusted EBITDA (e)	$168.7	$37.3	$75.9	$149.4	$44.8	$77.4
____________________

(a)
Represents costs and expenses in connection with restructuring initiatives distinct to our Municipal segment and Products segment, respectively, incurred in the year ended September 30, 2018. Such expenses are primarily composed of severance and relocation costs.

(b)	Represents costs associated with the full achievement in the year ended September 30, 2018 of earn-out targets established during the Noble and ADI acquisitions, distinct to our Industrial segment.

(c)	Represents warranty costs associated with the settlement of a legacy warranty claim in the year ended September 30, 2018, distinct to our Municipal segment.

(d)	Represents:

(i)	gain on the sale of assets distinct to our Municipal segment related to the disposition of land at our Windsor, Australia location in the year ended September 30, 2018;

(ii)
$3.9 million expenses incurred by the Company in the year ended September 30, 2018, distinct to our Products segment, related to the remediation of manufacturing defects caused by a third party vendor for which the Company is seeking restitution;

(iii)
$2.6 million expense incurred by the Company in the year ended September 30, 2018, distinct to our Products segment, related to the disposal of inventory as part of the migration of an operational business unit to a new ERP system; and

(iv)	$0.4 million expense incurred by the Company in the year ended September 30, 2018, distinct to our Products segment, related to costs associated with a terminated business venture.

(e)
For the definition of Adjusted EBITDA and a reconciliation to net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see “How We Assess the Performance of Our Business-Adjusted EBITDA.”

Industrial
Revenues in the Industrial Segment increased $84.7 million, or 13.2%, to $728.1 million in the year ended September 30, 2018 from $643.4 million in the prior year, driven by further capital penetration primarily in the power market and remediation projects of $37.9 million, and an increase in service revenue of $8.5 million, primarily in the power, hydrocarbon and chemical processing markets. Additionally, growth was augmented by the acquisitions of Pure Water, Noble, ADI, ProAct and Isotope, which accounted for $38.3 million of increased revenue year over year.
Operating profit in the Industrial Segment increased $10.9 million, or 9.9%, to $120.9 million in the year ended September 30, 2018 from $110.0 million in the prior year. The increase was primarily driven by $3.6 million of lower employment costs, including lower variable compensation, and an increase of $6.2 million from revenue volume, net of product mix, and price realization. Contributions from the acquisitions of Pure Water, Noble and ADI, ProAct and Isotope also provided for $5.6 million of increased profit year over year. These improvements were offset somewhat by higher depreciation and amortization of $1.9 million driven by capital investment in service assets as well as $2.6 million of expense related to the achievement of earn-out targets established during the acquisitions of Noble and ADI.
EBITDA in the Industrial Segment increased $16.7 million, or 11.2%, to $166.1 million in the year ended September 30, 2018 from $149.4 million in the prior year. The increase in EBITDA resulted from the same factors which impacted operating profit, less the change in depreciation and amortization. Adjusted EBITDA was $168.7 million in the Industrial Segment for the year ended September 30, 2018 and excludes the charge of $2.6 million related to the earn-out adjustment. There were no comparable charges incurred in the prior year that would impact Adjusted EBITDA.
Municipal
Revenues in the Municipal Segment decreased by $6.4 million, or 2.3%, to $272.2 million in the year ended September 30, 2018 from $278.6 million in the prior year. Aftermarket revenues declined by $5.0 million driven by timing of large orders in drinking water in 2017 and capital revenues decreased by $4.9 million as the Company completed a large waste water retrofit project. Additionally, revenue was lower by $1.0 million due to the divestiture of our Italian operations in April 2018. These decreases were offset by growth in service revenue of $4.4 million.

Operating profit in the Municipal Segment decreased $2.5 million, or 6.8%, to $34.1 million in the year ended September 30, 2018 from $36.6 million in the prior year. The decrease in operating profit was primarily due to $11.7 million related to product mix of capital and services revenues as compared to higher margin aftermarket revenues, in addition to higher commodity, freight and other operating costs. $1.9 million of warranty cost was also incurred related to the settlement of a legacy legal matter. These losses were partially offset by the gain on land sale of $6.8 million at our Windsor, Australia location, and $3.1 million of lower costs primarily related to employment expenses, including lower variable compensation. The Municipal segment also incurred lower depreciation and amortization of $1.1 million, and $0.1 million less operating profit due to the sale of our Italian operations.
EBITDA in the Municipal Segment decreased $3.7 million, or 8.3%, to $41.1 million in the year ended September 30, 2018 from $44.8 million in the prior year. The decrease in EBITDA was the result of the same factors which impacted operating profit during this year, less the change from depreciation and amortization. Adjusted EBITDA was $37.3 million for the year ended September 30, 2018 and excludes the $6.8 million gain on sale of land in Australia, $1.9 million of warranty cost related to the settlement of a legacy legal matter, as well as a charge of $1.1 million related to restructuring and realignment costs that were discrete to the Municipal Segment. There were no comparable charges incurred in the prior year that would impact Adjusted EBITDA.
Products
Revenues in the Products Segment increased $13.8 million, or 4.2%, to $339.2 million in the year ended September 30, 2018 from $325.4 million in the prior year. Products experienced growth of $24.5 million across the segment, including net organic growth from project, aftermarket, and component sales. The acquisitions of Pacific Ozone and Olson contributed $5.8 million, and revenue growth from foreign currency translation was $5.1 million. These increases were partially offset by a decline in revenue of $1.6 million due to a business line divested in the prior year. Additionally, revenues in the aquatics and disinfection end markets declined $20.0 million, partially due to delays in large aquatic projects, supply chain disruption, and the impact of a system implementation.
Operating profit in the Products Segment decreased $10.5 million or 15.9%, to $55.4 million in the year ended September 30, 2018 from $65.9 million in the prior year. The volume and mix of revenues accounted for $11.3 million of the decrease, primarily in the aquatics and disinfection end markets. Operating profit was also impacted by $3.9 million due to costs associated with the remediation of a manufacturing defect caused by a third-party vendor, $2.6 million due to acquisition related system implementations, $0.4 million related to a terminated business venture, and $0.5 million of restructuring charges. This was offset by $5.4 million from operational efficiencies, $2.2 million from lower costs primarily related to employment expenses, including lower variable compensation, $0.4 million from the favorable impact of foreign currency, partially offset by a $0.3 million increase in depreciation and amortization expense. The acquisitions of Pacific Ozone and Olson contributed profit of $0.5 million.
EBITDA in the Products Segment decreased $8.9 million, or 11.5%, to $68.5 million in the year ended September 30, 2018 from $77.4 million in the prior year. EBITDA decreased as a result of the same factors which impacted operating profit, less the change in depreciation and amortization. Adjusted EBITDA was $75.9 million for the year ended September 30, 2018 and excludes $3.9 million of costs associated with the remediation of a manufacturing defect caused by a third party vendor as well as a charge of $0.5 million for restructuring and realignment costs incurred in 2018 that were discrete to the Products segment. Another $2.6 million was excluded due to acquisition related system implementations and $0.4 million of cost related to a terminated business venture. There were no comparable charges incurred in the prior year that would impact Adjusted EBITDA.

Years Ended September 30, 2017 and September 30, 2016
Consolidated Results
Revenues-Revenues increased $110.2 million, or 9.7%, to $1,247.4 million in the year ended September 30, 2017 from $1,137.2 million in the prior year. The following table provides the change in revenues from product sales and revenues from services, respectively:

	Year Ended September 30,
	2017		2016		% Variance
		% of Revenue		% of Revenue
Revenue from product sales	$675.0	54.1%	$587.1	51.6%	15.0%
Revenue from services	572.4	45.9%	550.1	48.4%	4.1%
	$1,247.4	100.0%	$1,137.2	100.0%	9.7%
Revenues from product sales increased $87.9 million, or 15.0%, to $675.0 million in the year ended September 30, 2017 from $587.1 million in the prior year. The increase in product revenues was primarily due to the acquisitions of Neptune-Benson, VAF, Delta UV, Magneto, ETS, Noble, ADI and Olson, which accounted for $68.1 million in revenues. The remaining increase was related to organic revenue growth including approximately $8.6 million in the power and microelectronics markets in the Asia region driven by product sales of electrodeionization equipment, $3.8 million from the Wallace and Tiernan business, $3.7 million from capital sales in the separation technologies product line, and $3.4 million from stronger sales of aquatic filters in the Americas region. The Municipal aftermarket business increased by $1.8 million predominantly in North America through wastewater and MEMCOR. These revenue increases were partially offset by lower sales volumes in capital projects driving a decline of $2.0 million in revenues related to large project timing in both North America and the United Kingdom, and $1.6 million of revenue decline related to our Italian operations in the year ended September 30, 2016 that did not reoccur due to the wind down of our operations in that geographic area.
Revenue from services increased $22.3 million, or 4.1%, to $572.4 million in the year ended September 30, 2017 from $550.1 million in the prior year. The increase was driven mainly by organic revenue growth, including volume driven increases in Industrial service revenue of approximately $27.7 million associated with higher U.S. customer production levels in the general manufacturing and pharmaceutical and healthcare end markets and new account penetration in the power and hydrocarbon and chemical processing end markets, and an increase of approximately $2.4 million related to our Municipal services business. These revenue increases were partially offset by approximately $7.9 million in revenues related to our Vernon location in 2016 that did not reoccur because of the Vernon Disposition as of September 30, 2016.
Cost of Sales and Gross Margin-Total gross margin increased to 32.0% in the year ended September 30, 2017 from 29.3% in the prior year. The following table provides the change in cost of product sales and cost of services, respectively, along with related gross margins:

	Year Ended September 30,
	2017		2016
		Gross Margin %		Gross Margin %
Cost of product sales	$(445.9)	33.9%	$(407.3)	30.6%
Cost of services	(401.8)	29.8%	(396.8)	27.9%
	$(847.7)	32.0%	$(804.1)	29.3%

The increase in cost of product sales of $38.6 million was primarily driven by the acquisitions of Neptune-Benson, VAF, Delta UV, Magneto, ETS, Noble, ADI and Olson, which accounted for $32.5 million. These accretive acquisitions were the primary driver of the increase of 330 basis points in gross margin percentage. The remaining increase in cost of product sales was due to organic growth driven by higher sales volumes due to increased U.S. customer production levels in the general manufacturing and pharmaceutical and healthcare end markets and the power and microelectronics markets in the Asian region. These increases were partially offset by a decrease of $2.2 million related to the wind down of our Italian operations.
The increase in cost of services of $5.0 million was mainly related to an overall increase in revenue volume, offset by the benefits of cost efficiencies implemented as well as $7.6 million related to the cost of services attributable to the Vernon Disposition as of September 30, 2016.
Operating Expenses-Operating expenses increased $29.2 million, or 9.6%, to $332.0 million in the year ended September 30, 2017 from $302.9 million in the prior year. The increase in operating expense was primarily due to expenses associated with the acquired companies of Neptune-Benson, VAF, Delta UV, Magneto, ETS, Noble, ADI and Olson, which accounted for $18.4 million of the operating expense increase. A discussion of operating expenses by category is as follows:
Research and Development Expense-Research and development expense decreased $2.9 million, or 12.7%, to $20.0 million in the year ended September 30, 2017 from $22.9 million in the prior year. Research and development expenses increased $1.0 million with the acquisition of Magneto and their extensive research and development programs related to anode coatings, but was offset by a decrease of approximately $1.5 million in research and development expenses in connection with the consolidation and restructuring of our Singaporean research and development center as well as a reduction of approximately $0.9 million associated with a restructuring program in the Municipal Segment implemented in December 2016. Additionally, we received reimbursements from the Singapore government for research and development credits in the year ended September 30, 2017 of approximately $1.3 million.
Sales and Marketing Expense-Sales and marketing expenses increased $7.2 million, or 5.3%, to $142.4 million in the year ended September 30, 2017 from $135.2 million in the prior year. The driving factor in the increase in sales and marketing expense was an increase of $10.9 million associated with the sales and marketing activities of the acquired companies of Neptune-Benson, VAF, Delta UV, Magneto, ETS, Noble, ADI and Olson. This increase was offset by a decrease in the bad debt reserve of $2.5 million related to aligning our bad debt reserve in addition to recovering a receivable that had been previously written off.
General and Administrative Expense-General and administrative expenses increased $24.8 million, or 17.2%, to $169.6 million in the year ended September 30, 2017 from $144.8 million in the prior year. This increase in general and administrative expenses was partially due to the acquisitions of Neptune-Benson, VAF, Delta UV, Magneto, ETS, Noble, ADI and Olson, which accounted for $7.4 million of the increase. The balance of the increase in general and administrative expenses was primarily due to costs associated with the Company’s strategic transaction process of $8.1 million, costs related to restructuring and the integration of acquisitions of $3.9 million and expenses incurred related to other various strategic projects or initiatives of approximately $2.2 million.
Other Operating Income (Expense), Net-Other operating income decreased $5.5 million, or 78.5%, to income of $1.5 million in the year ended September 30, 2017 from income of $7.0 million in the prior year. In the year ended September 30, 2016, we sold two locations, which resulted in a gain on sale. There were no similar transactions in the year ended September 30, 2017.
Interest Expense-Interest expense increased $12.9 million, or 30.2%, to $55.4 million in the year ended September 30, 2017 from $42.5 million in the prior year. The increase in interest expense was primarily due to an increase in borrowing in support of acquisitions, interest on capital leases and fees associated with our senior secured credit facilities.
Income Tax Benefit (Expense)-Income tax was expense of $7.4 million in the year ended September 30, 2017, compared to a benefit of $18.4 million in the prior year, an increase in expense of 140.2%. The effective tax rate in the years ended September 30, 2017 and 2016 was 53.6% and 343.0%, respectively. The change in the effective tax rate was primarily the result of an increase in the valuation allowance during the year ended September 30, 2017, compared to a decrease in the valuation allowance in the prior year.
Net Income-Net income decreased by $6.6 million, or 50.8%, to $6.4 million for the year ended September 30, 2017 from $13.0 million in the prior year. This decrease was primarily driven by increased tax expense of $7.4 million in the year ended September 30, 2017 as compared to a tax benefit of $18.4 million in the prior year, an increase of $25.8 million. Furthermore, $12.9 million of additional interest expense was incurred in the year ended September 30, 2017. These factors offset the increased revenue volume and profitability associated with the acquisitions of Neptune-Benson, VAF, Delta UV, Magneto, ETS, Noble, ADI and Olson, which accounted for $11.6 million of increased net income for the year ended September 30, 2017. The increased volume and profitability as well as incremental benefits from restructuring activities and operational efficiencies that were implemented in the prior year (net of charges from additional restructuring actions taken in the year ended September 30, 2017) contributed the remaining $1.3 million to net income for the year ended September 30, 2017.
Adjusted EBITDA-Adjusted EBITDA increased $47.6 million, or 29.7%, to $207.7 million for the year ended September 30, 2017 from $160.1 million for the prior year. Increased volume and benefits from restructuring and operational efficiencies that we implemented in the 2017 and 2016 provided $27.0 million of the increase in Adjusted EBITDA. Additionally, revenue volume and profitability associated with 2017 and 2016 acquisitions contributed approximately $20.6 million of the increase in Adjusted EBITDA.
Segment Results

	Year Ended September 30,
	2017		2016		% Variance
		% of Revenue		% of Revenue
Revenues
Industrial	$643.4	51.6%	$604.2	53.1%	6.5%
Municipal	278.6	22.3%	278.0	24.4%	0.2%
Products	325.4	26.1%	255.0	22.4%	27.6%
Total Consolidated	1,247.4	100.0%	$1,137.2	100.0%	9.7%
Operating Profit
Industrial	$110.0	8.8%	$91.4	8.0%	20.4%
Municipal	36.6	2.9%	31.3	2.8%	16.9%
Products	65.9	5.3%	48.7	4.3%	35.3%
Corporate	(143.3)	(11.5)%	(134.2)	(11.8)%	6.8%
Total Consolidated	$69.2	5.5%	$37.2	3.3%	86.0%
EBITDA
Industrial	$149.4	12.0%	$129.7	11.4%	15.2%
Municipal	44.8	3.6%	39.4	3.5%	13.7%
Products	77.4	6.2%	55.1	4.8%	40.5%
Corporate and unallocated costs	(124.5)	(10.0)%	(117.8)	(10.4)%	5.7%
Total Consolidated	$147.1	11.8%	$106.4	9.4%	38.3%

EBITDA on a segment basis is defined as earnings before interest, taxes, depreciation and amortization. The following is a reconciliation of our segment operating profit to EBITDA on a segment basis:

	Year Ended September 30,
	2017			2016
	Industrial	Municipal	Products	Industrial	Municipal	Products
Operating Profit	$110.0	$36.6	$65.9	$91.4	$31.3	$48.7
Depreciation and amortization	39.4	8.2	11.5	38.3	8.1	6.4
EBITDA	$149.4	$44.8	$77.4	$129.7	$39.4	$55.1

There were no comparable charges incurred in 2017 or 2016 that would impact Adjusted EBITDA.
Industrial
Revenues in the Industrial Segment increased $39.2 million, or 6.5%, to $643.4 million in the year ended September 30, 2017 from $604.2 million in the prior year. The increase in revenue was primarily due to an increase in service revenue of $27.7 million driven by higher customer production levels in general manufacturing and pharmaceutical and healthcare end markets and new account penetration in power and hydocarbon and chemical processing end markets. In addition, an increase of $19.4 million of revenue was attributable to our acquisitions of ETS, ADI and Noble during the year ended September 30, 2017. Our increased revenues were partially offset by a decrease of $7.9 million in revenues related to the Vernon Disposition as of September 30, 2016.
Operating profit in the Industrial Segment increased $18.6 million, or 20.4%, to $110.0 million in the year ended September 30, 2017 from $91.4 million in the prior year. The increase in operating profit was primarily related to an increase in volume of $9.4 million as well as $9.8 million of benefits experienced as a result of our Value Creator initiatives. Value Creator benefits include carry over benefits from operational efficiency initiatives that we implemented in 2016.
EBITDA in the Industrial Segment increased $19.7 million, or 15.2%, to $149.4 million in the year ended September 30, 2017 from $129.7 million in the prior year. The increase in EBITDA resulted from the same factors which impacted operating profit in the Industrial Segment during this period.
Municipal
Revenues in the Municipal Segment increased slightly by $0.6 million, or 0.2%, to $278.6 million in the year ended ended September 30, 2017 from $278.0 million in the prior year. Excluding the operations in Italy, which we were in the process of closing and resulted in a decline of $1.6 million in revenue in 2017, the overall business grew by $2.2 million, or 0.8%. Excluding Italy, the aftermarket and services revenues were up 3.3% and 2.5%, respectively, while capital revenues declined by 1.6%. Timing in capital was offset by growth in both the Municipal Services and wastewater and MEMCOR aftermarket revenues as compared to 2016.
Operating profit in the Municipal Segment increased $5.3 million, or 16.9%, to $36.6 million in the year ended September 30, 2017 from $31.3 million in the prior year. The increase in operating profit was primarily due to the continued Value Creator benefits in both project execution and ePro of $2.4 million, benefits from the alignment to a more customer focused organizational structure of $2.8 million, and reduced warranty expense of $1.3 million. These items were partially offset by increased labor costs of approximately $1.8 million.
EBITDA in the Municipal Segment increased $5.4 million, or 13.7%, to $44.8 million in the year ended September 30, 2017 from $39.4 million in the prior year. EBITDA increased as a result of the same factors which impacted operating profit in the Municipal Segment during this period.

Products
Revenues in the Products Segment increased $70.4 million, or 27.6%, to $325.4 million in the year ended September 30, 2017 from $255.0 million in the prior year. The increase in revenues was primarily due to the acquisitions of Neptune-Benson, VAF, Delta UV, Magneto and Olson. These acquisitions accounted for an aggregate of $48.7 million of the increase in revenues. The Products Segment also increased revenue by $9.2 million in our power and microelectronics markets. These increases were principally due to higher product sales of electrodeionization equipment in our legal entity in China. Additionally, there were increases of $7.7 million due to growth in the aquatics and disinfection division and $3.7 million from stronger capital sales.
Operating profit in the Products Segment increased $17.2 million or 35.3%, to $65.9 million in the year ended September 30, 2017 from $48.7 million in the prior year. The increase in operating profit was primarily due to the additional revenue volume and profitability associated with the acquisitions of Neptune-Benson, VAF, Delta UV, Magneto and Olson. These acquisitions accounted for $10.1 million of the operating profit increase in 2017. The aquatics and disinfection division saw operating profit grow $4.7 million in 2017. Operating profit in the electrodeionization equipment product lines also improved due to the increased revenues of $5.8 million in the Asia region, which accounted for $1.6 million in additional operating profit. Lastly, operating profit in the marine end markets improved $1.1 million.
EBITDA in the Products Segment increased $22.3 million, or 40.5%, to $77.4 million in the year ended September 30, 2017 from $55.1 million in the prior year, with $15.6 million attributable to the Neptune-Benson, VAF, Delta UV, Magneto and Olson. The balance of $6.7 million was due to growth in the other product lines and reduced operating expenses from restructuring in the prior year.
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
Our principal sources of liquidity are our cash generated by operating activities and borrowings under our $125.0 million Revolving Credit Facility. Historically, we have financed our operations primarily from cash generated from operations and periodic borrowings under our Revolving Credit Facility. Our primary cash needs are for day to day operations, to pay interest and principal on our indebtedness, to fund working capital requirements and to make capital expenditures.
We expect to continue to finance our liquidity requirements through internally generated funds and borrowings under our Revolving Credit Facility. We believe that our projected cash flows generated from operations, together with borrowings under our Revolving Credit Facility are sufficient to fund our principal debt payments, interest expense, our working capital needs and our expected capital expenditures for the next twelve months. Our capital expenditures for the years ended September 30, 2018 and 2017 were $80.7 million and $57.8 million, respectively. However, our budgeted capital expenditures can vary from period to period based on the nature of capital intensive project awards. We may draw on our Revolving Credit Facility from time to time to fund or partially fund an acquisition.
As of September 30, 2018, we had total indebtedness of $953.8 million, including $938.2 million of borrowings under the Term Loan Facility, no borrowings under our Revolving Credit Facility, $11.6 million in borrowings related to equipment financings, $2.1 million of notes payable related to certain equipment related contracts and $1.8 million related to a mortgage. We also had $11.8 million of letters of credit issued under our Revolving Credit Facility and an additional $64 thousand of letters of credit issued under a separate uncommitted facility as of September 30, 2018.
Our Term Loan Facility and Revolving Credit Facility contain a number of covenants imposing certain restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on our business operations, include limitations on our or our subsidiaries’ ability to:

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
Our senior secured credit facilities also include an uncommitted incremental facility, which, subject to certain conditions, provides for additional term loans and/or revolving loans in an aggregate amount that does not cause our first lien net leverage ratio to exceed 4.50 to 1.00 (calculated as the ratio of consolidated funded first lien debt for borrowed money (net of unrestricted cash and cash equivalents) to trailing four-quarter Consolidated EBITDA (as defined therein), plus an additional $100 million (excluding incremental revolving credit loans or increases in revolving credit commitments not exceeding $30.0 million) (all of which remained available as of September 30, 2018).

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
In addition, our Revolving Credit Facility, but not the First Lien Term Loan, contains a financial covenant which requires us to comply with the maximum first lien net leverage ratio of 5.55 to 1.00 as of the last day of any quarter on which the aggregate amount of revolving loans and letters of credit outstanding under the Revolving Credit Facility (net of cash collateralized letters of credit and undrawn outstanding letters of credit in an amount of up to 50% of the Revolving Credit Facility) exceeds 25% of the total commitments thereunder.
As of September 30, 2018 and 2017, we were in compliance with the covenants contained in the senior secured credit facilities.
Our indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations. See Item 1A, “Risk Factors-Our substantial indebtedness could adversely affect our financial condition and limit our ability to raise additional capital to fund our operations.”

Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Year Ended September 30,
(In millions)	2018	2017	2016
Statement of Cash Flows Data
Net cash provided by operating activities	$81.0	$28.5	$31.9
Net cash used in investing activities	(207.0)	(134.9)	(344.6)
Net cash provided by financing activities	150.6	114.5	191.4
Effect of exchange rate changes on cash	(1.5)	0.8	2.6
Change in cash and cash equivalents	$23.1	$8.9	$(118.7)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period‑to‑period as working capital needs and the timing of payments for restructuring activities and other items impact reported cash flows. Net cash provided by operating activities increased to $81.0 million in the year ended September 30, 2018 from $28.5 million in the year ended September 30, 2017.

•
Operating cash flows in the year ended September 30, 2018 reflect an increase in net income of $1.5 million from the year ended September 30, 2017 and increased non‑cash charges of $16.9 million primarily relating to increased share-based compensation expenses, changes in the foreign currency impact on intercompany loans and deferred taxes.

•
The aggregate of receivables, inventories, cost and earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs incurred on uncompleted contracts used $3.0 million in operating cash flows in the year ended September 30, 2018 compared to $61.3 million in the prior year. The amount of cash flow generated from or used by the above mentioned accounts depends upon how effectively we manage our cash conversion cycle, which is a representation of the number of days that elapse from the date of purchase of raw materials and components to the collection of cash from customers. Our cash conversion cycle can be significantly impacted by the timing of collections and payments in a period. Further, as it relates to capital projects, 2017 represented a continued rebuilding of the pipeline of capital projects as compared to the period prior to the Acquisition, which represented a depletion of the pipeline of capital projects. This build‑up of capital project activity contributed to the variability of accounts receivable, inventories, excess billings on uncompleted contracts or billings in excess of costs incurred on uncompleted contracts from period to period.

•
The aggregate of prepaid expense and other assets, income taxes and other non current assets and liabilities used $3.4 million in operating cash flows in the year ended September 30, 2018 compared to a source of $0.1 million in the prior year.

•
Accrued expenses and other liabilities used $22.9 million in operating cash flows in the year ended September 30, 2018 compared to a use of $2.2 million in the prior year. The increased use of operational cash flow in 2018 was primarily due to the timing of cash payments for various employee-related liabilities along with the payment of accrued expenses related to the IPO and other transactions.

In the year ended September 30, 2017, net cash provided by operating activities was $28.5 million compared to $31.9 million in the year ended September 30, 2016.

•
Operating cash flows in the year ended September 30, 2017 reflect a decrease in net income of $6.6 million from the year ended September 30, 2016 and increased non‑cash charges of $42.4 million primarily relating to deferred taxes and increased depreciation and amortization. The increased deferred tax impacts relate to increases in valuation allowances as compared to 2016, primarily driven by an increase in net operating losses incurred.

•
The aggregate of receivables, inventories, cost and earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs incurred on uncompleted contracts used $61.3 million in operating cash flows in the year ended September 30, 2017 compared to $14.5 million in the prior year. As it relates to capital projects, 2017 represented a continued rebuilding of the pipeline of capital projects as compared to the period prior to the Acquisition, which represented a depletion of the pipeline of capital projects. This build‑up of capital project activity contributed to the variability of accounts receivable, inventories, excess billings on uncompleted contracts or billings in excess of costs incurred on uncompleted contracts from period to period.

•
The aggregate of prepaid expense and other assets, income taxes and other non current assets and liabilities used $0.1 million in operating cash flows in the year ended September 30, 2017 compared to $21.7 million used in the prior year. The use of operational cash flow in 2017 was primarily related to the reduction of a long term lease receivable and increase in the lease liability offset by a change in pension liability.

•
Accrued expenses and other liabilities used $2.2 million in operating cash flows in the year ended September 30, 2017 compared to a use of $31.4 million in the prior year. The use of operational cash flow in both periods resulted primarily from capital lease activity and the timing of cash payments for various employee-related liabilities.

Investing Activities
Net cash used in investing activities increased $72.1 million to $207.0 million in the year ended September 30, 2018 from $134.9 million in the year ended September 30, 2017. This increase was primarily driven by the increased spending on acquisitions and property, plant and equipment during the year ended September 30, 2018, offset by the sale of land.
Net cash used in investing activities was $134.9 million in the year ended September 30, 2017 compared to $344.6 million in the year ended September 30, 2016. This decrease was largely driven by a reduction in the size of acquisitions completed during 2017. During the year ended September 30, 2017, we spent $77.6 million to acquire ETS, Noble, Olson and ADI, whereas in the prior year, we spent $306.4 million to acquire Magneto, Neptune-Benson, VAF and Delta. This reduction in acquisition spend was partially offset by increased purchases of intangible assets and a sale of a business that took place in the year ended September 30, 2016.
Financing Activities
Net cash provided by financing activities increased $36.1 million to $150.6 million in the year ended September 30, 2018 from $114.5 million in the year ended September 30, 2017. This higher amount of cash provided by financing activities in 2018 was primarily due to the issuance of stock during the IPO which resulted in cash received, after underwriting discounts and commissions and expenses, of $137.6 million. This was partially offset by lower debt issuances in 2018 as compared to 2017, $8.8 million in taxes paid related to net share settlements of share-based compensation awards that occurred in the prior year and $5.5 million in the payout of earn-outs related to acquisitions.
Net cash provided by financing activities was $114.5 million in the year ended September 30, 2017 compared to $191.4 million in the year ended September 30, 2016. This lower amount of cash provided by financing activities in the year ended September 30, 2017 was primarily due to higher payments of debt. In 2017, we refinanced $75.0 million of our second lien facilities into our first lien facilities, we continued to repay debt in accordance with each applicable credit agreement’s terms, including repayment of amounts borrowed from the Revolving Credit Facility, and we paid increased dividends to non-controlling interest. These items were partially offset by a reduction in proceeds from both capital contributions and common stock issuances.
Seasonality
Our business may exhibit seasonality resulting from our customers’ increasing demand for our products and services during the spring and summer months as compared to the fall and winter months. For example, our Municipal Segment experiences increased demand for our odor control product lines and services in the warmer months which, together with other factors, typically results in improved performance in the second half of our fiscal year. Inclement weather, such as hurricanes, droughts and floods, can also drive increased demand for our products and services. As a result, our results from operations may vary from period to period.

Off‑Balance Sheet Arrangements
As of September 30, 2018 and 2017, we had letters of credit totaling $11.8 million and $17.3 million, respectively, and surety bonds totaling $123.4 million and $87.8 million, respectively, outstanding under our credit arrangements. The longest maturity date of the letters of credit and surety bonds in effect as of September 30, 2018 was March 26, 2029. Additionally, as of September 30, 2018 and 2017, we had letters of credit totaling $0.9 million and $0.9 million, respectively, and surety bonds totaling $2.5 million and $13.0 million, respectively, outstanding under our prior arrangement with Siemens.
Contractual Obligations
We enter into long‑term obligations and commitments in the normal course of business, primarily debt obligations and non‑cancelable operating leases. As of September 30, 2018, our contractual cash obligations over the next several periods were as follows:

(In millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long‑term debt obligations	$953.8	$11.6	$23.0	$23.0	$896.2
Interest payments on long‑term debt obligations	304.4	50.6	99.1	96.6	58.1
Operating lease commitments (a)	69.3	15.8	25.5	14.8	13.2
Capital lease commitments (b)	36.5	12.1	17.3	6.4	0.7
Total	$1,364.0	$90.1	$164.9	$140.8	$968.2
____________________

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
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions about future events that affect amounts reported in our Consolidated Financial Statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates and judgments on an on‑going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.
Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position, and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our Consolidated Financial Statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. More information on all of our significant accounting policies can be found in Note 2. “Summary of Significant Accounting Policies” in Part II, Item 8 of this Annual Report on Form 10-K.
Use of Estimates
Our Consolidated Financial Statements are prepared in conformity with GAAP and require management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used for, but not limited to: (i) revenue recognition; (ii) allowance for doubtful accounts; (iii) inventory valuation, asset valuations, impairment and recoverability assessments; (iv) depreciable lives of assets; (v) useful lives of intangible assets; (vi) income tax reserves and valuation allowances; (vii) product warranty and litigation reserves and (viii) contingent consideration resulting from business acquisitions. Estimates are revised as additional information becomes available. Actual results could differ from these estimates.
Accounts Receivable
Receivables are primarily comprised of uncollected amounts owed to us from transactions with customers and are presented net of allowances for doubtful accounts. Allowances are estimated based on a variety of factors, including the length of time receivables are past due, macroeconomic trends and conditions, significant one-time events, historical write‑offs and the financial and economic status of customers. We consider a receivable delinquent if it is unpaid after the term of the related invoice has expired. Write‑offs are recorded at the time all collection efforts have been exhausted. Credit risk associated with accounts receivable is generally diversified due to our large customer base which spans across many geographical regions. We perform credit evaluations of the financial conditions of our customers, and if circumstances related to a specific customer change, we adjust estimates of the recoverability of receivables as appropriate.
Inventories
Inventories are stated at the lower of cost or market, where cost is generally determined on the basis of an average or first‑in, first‑out method. Production costs comprise direct material and labor and applicable manufacturing overheads, including depreciation charges. Provisions for potentially obsolete or slow-moving inventory are made based on our analysis of inventory levels, historical obsolescence and future sales forecasts. We regularly review inventory quantities on hand and write off excess or obsolete inventory based on estimated forecasts of product demand and production requirements. Manufacturing operations recognize cost of product sales using standard costing rates with overhead absorption which generally approximates actual cost.
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
Acquisitions
We record acquisitions using the purchase method of accounting in accordance with ASC 805, Business Combinations, which requires that the assets acquired and liabilities assumed, including contingent consideration, be recorded at their respective fair values at the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill. The application of the purchase method of accounting requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed, in order to properly allocate purchase price consideration. These assumptions and estimates include a market participant’s use of the asset and the appropriate discount rates for a market participant. Our estimates are based on historical experience, information obtained from the management of the acquired companies and the assistance from independent third-party appraisal firms. Significant assumptions and estimates include the expected future cash flows, the cost to build or recreate certain technology, the appropriate weighted-average cost of capital and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unanticipated events and circumstances may occur which could affect the accuracy or validity of estimates used in purchase accounting.
We record contingent consideration arrangements at fair value on a recurring basis as earn-outs related to acquisitions. The fair value of earn-outs related to acquisitions is based on significant unobservable inputs including the achievement of certain performance metrics. Significant changes in these inputs would result in corresponding increases or decreases in the fair value of the earn-out each period until the related contingency has been resolved. Changes in the fair value of the contingent consideration obligations can result from adjustments in the probability of achieving future development steps, sales targets and profitability and are recorded in General and administrative expenses in the Consolidated Statements of Operations.
Goodwill and Other Intangible Assets
We review goodwill to determine potential impairment annually during the fourth quarter of our fiscal year, or more frequently if events and circumstances indicate that the asset might be impaired. Impairment testing for goodwill is performed at a reporting unit level. We have determined that we have three reporting units. Our quantitative impairment testing utilizes both a market (guideline public company) and income (discounted cash flows (“DCF”)) method for determining fair value. In estimating the fair value of the reporting unit utilizing a DCF valuation technique, we incorporate our judgment and estimates of future cash flows, future revenue and gross profit growth rates, terminal value amount, capital expenditures and applicable weighted‑average cost of capital used to discount these estimated cash flows. The estimates and projections used in the estimate of fair value are consistent with our current budget and long‑range plans, including anticipated change in market conditions, industry trend, growth rates and planned capital expenditures, among other considerations. The Company early adopted Accounting Standards Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment, for the year beginning October 1, 2017. This ASU eliminated Step 2 from the goodwill impairment test. Step 2 measured goodwill impairment loss by comparing the implied value of a reporting unit’s goodwill with the carrying amount of that goodwill. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.
Impairment of Long‑Lived Assets
Long‑lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action by a regulator. Recoverability of the asset or asset group is measured by comparison of its carrying amount to undiscounted future net cash flows the asset or asset group is expected to generate. If the carrying amount of an asset or asset group is not recoverable, we recognize an impairment loss based on the excess of the carrying amount of the asset or asset group over its respective fair value which is generally determined as the present value of estimated future cash flows or as the appraised value.
We amortize these assets with finite lives over their estimated useful lives on a straight‑line basis. This amortization methodology best matches the pattern of economic benefit that is expected from the definite‑lived intangible assets.
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
For certain arrangements where there is significant customization to the product, we recognize revenue under the provisions of ASC 605‑35, Revenue Recognition-Construction‑Type and Production‑Type Contracts. These products include large capital water treatment projects, systems and solutions for municipal and industrial applications. Revenues from construction‑type contracts are generally recognized under the percentage‑of‑completion method, based on the input of costs incurred to date as a percentage of total estimated contract costs. The nature of the contracts are generally fixed price with milestone billings. Approximately $276.3 million, $240.2 million and $218.6 million of revenues from construction-type contracts were recognized on the percentage-of-completion method during the years ended September 30, 2018, 2017 and 2016, respectively. Contract revenues and cost estimates are reviewed and revised quarterly at a minimum and the cumulative effect of such adjustments are recognized in current operations. The amounts of such adjustments have not been material.
Approximately $26.3 million, $28.4 million and $33.5 million of revenues from construction‑type contracts were recognized on a completed contract method, which is typically when the product is delivered and accepted by the customer, during the years ended September 30, 2018, 2017 and 2016, respectively. The completed contract method is principally used when the contract is short in duration (generally less than twelve months) and where results of operations would not vary materially from those resulting from the use of the percentage‑of‑completion method. Cost and earnings in excess of billings under construction‑type arrangements are recorded when contracts have net asset balances where contract costs plus recognized profits less recognized losses exceed progress billings. Billings in excess of costs incurred are recorded when contract progress billings exceed costs and recognized profit less recognized losses.
Product Warranties
Accruals for estimated expenses related to warranties are made at the time products are sold and are recorded as a component of cost of product sales in the Consolidated Statements of Operations in our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The estimated warranty obligation is based on product warranty terms offered to customers, ongoing product failure rates, material usage and service delivery costs expected to be incurred in correcting a product failure, as well as specific obligations for known failures and other currently available evidence. We assess the adequacy of the recorded warranty liabilities on a regular basis and adjust amounts as necessary.
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
Equity‑based Compensation
We account for awards of equity instruments in accordance with relevant authoritative literature. Prior to our IPO, given the absence of a public trading market for our common stock, the fair value of the common stock underlying our share‑based awards was determined by our board, with input from management, in each case using the income and market valuation approach. We believe that our board had the relevant experience and expertise to determine the fair value of our common stock. In accordance with the Accounting and Valuation Guide: Valuation of Privately‑Held‑Company Equity Securities Issued as Compensation published by the American Institute of Certified Public Accountants, our board exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock including:

•	our historical and projected operating and financial results, including capital expenditures;

•	current business conditions and performance, including dispositions and discontinued operations;

•	present value of estimated future cash flows;

•	the market performance and financial results of comparable publicly‑traded companies;

•	amounts of indebtedness;

•	industry or company‑specific considerations;

•	likelihood of achieving a liquidity event, such as an initial public offering or a sale of the company;

•	lack of marketability of our common stock; and

•	the U.S. and global capital market conditions.
These estimates are no longer necessary to determine the fair value of new awards since the underlying shares are now publicly traded. Stock options are granted with exercise prices equal to or greater than the estimated fair market value on the date of grant as authorized by our compensation committee. Options granted vest ratably at 25% per year and are exercisable at the time of vesting. The options granted also have a ten-year contractual term. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting. We utilize the Black‑Scholes option pricing model for estimating the grant date fair value of stock option awards granted. We consider the retirement and forfeiture provisions of the options and utilize our historical experience and the experience of similar public companies to estimate the expected life of the options. We base the risk‑free interest rate on the yield of a zero coupon U.S. Treasury security with a maturity generally equal to the expected life of the option from the date of the grant. We estimate the volatility of the share price of our common stock by considering the implied volatility of the stock of similar public entities as well as our own stock. We estimate the dividend yield to be zero as we do not intend to pay dividends in the future. In determining the appropriateness of the public entities included in the volatility assumption we consider a number of factors, including the entity’s life cycle stage, growth profile, size, financial leverage and products offered. Share‑based compensation cost is measured at the grant date based on the value of the award, net of estimated forfeitures, and is recognized as a component of General and administrative expense over the requisite vesting period.
In March 2016, the FASB issued ASU 2016‑09, Improvements to Employee Share‑Based Payment Accounting, which amends ASC Topic 718, Compensation-Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share‑based payments are accounted for and presented in the financial statements. The Company adopted ASU 2016-09 as of October 1, 2017 and the adoption of this guidance did not have a significant impact on our Consolidated Financial Statements.
Retirement Benefits
We apply ASC Topic 715, Compensation-Retirement Benefits, which requires the recognition in pension obligations and accumulated other comprehensive income of actuarial gains or losses, prior service costs or credits and transition assets or obligations that have previously been deferred. The determination of retirement benefit pension obligations and associated costs requires the use of actuarial computations to estimate participant plan benefits to which the employees will be entitled. The significant assumptions primarily relate to discount rates, expected long‑term rates of return on plan assets, rate of future compensation increases, mortality, years of service and other factors. We develop each assumption using relevant experience in conjunction with market‑related data for each individual country in which such plans exist. All actuarial assumptions are reviewed annually with third‑party consultants and adjusted as necessary. For the recognition of net periodic postretirement cost, the calculation of the expected return on plan assets is generally derived by applying the expected long‑term rate of return on the market‑related value of plan assets. The fair value of plan assets is determined based on actual market prices or estimated fair value at the measurement date.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” in Item 8 in this Annual Report on Form 10-K for a complete discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
 Interest Rate Risk
     We have market risk exposure arising from changes in interest rates on our senior secured credit facilities, which bear interest at rates that are benchmarked against LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of September 30, 2018, a 1% increase or decrease in interest rates would decrease or increase income (loss) before income taxes by approximately $9.4 million. By comparison, a 1% increase or decrease in interest rates would have decreased or increased income (loss) before income taxes by approximately $8.9 million as of September 30, 2017 based on our overall interest rate exposure to variable rate debt outstanding as of that date. The difference is attributable to the change in the aggregate outstanding amount of variable rate debt from $896.6 million as of September 30, 2017, to $938.2 million as of September 30, 2018.

In November 2018, the Company entered into an interest cap to mitigate risks associated with variable rate debt. The LIBOR interest rate cap has a notional value of $600 million, is effective for a period of three years and has a strike price of 3.5%.

Impact of Inflation and Tariffs
    Our results of operations and financial condition are presented based on historical cost. Our financial results can be expected to be directly impacted by substantial increases in costs due to commodity cost increases, general inflation and tariffs, which could lead to a reduction in our revenues as well as decreased margins, as increased costs may not be able to be passed on to customers. It is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, but we believe that general inflationary pressures and increased tariffs have had an adverse effect on our margins in 2018 as compared to 2017. We cannot provide any assurance that our results of operations and financial condition will not be materially impacted by inflation in the future. The Company engages in activities to adjust pricing practices with customers to attempt to mitigate the inflationary cost impact incurred. Additionally, we believe that we have experienced supply chain disruptions that were influenced by tariffs, including restrictions in supply from domestic suppliers, delays in shipments and disruptions associated with finding and qualifying alternate suppliers to mitigate the effect of tariffs.

Foreign Currency Risk
    We have global operations and therefore enter into transactions denominated in various foreign currencies. While we believe we are not susceptible to any material cash impact on our results of operations caused by fluctuations in exchange rates because our operations are primarily conducted in the United States (“U.S.”), if we expand our foreign operations in the future, substantial increases or decreases in the value of the U.S. dollar relative to these other currencies could have a significant impact on our results of operations.
    To mitigate cross-currency transaction risk, we analyze significant exposures where we have receipts or payments in a currency other than the functional currency of our operations, and from time to time we may strategically enter into short-term foreign currency forward contracts to lock in some or all of the cash flows associated with these transactions. We also are subject to currency translation risk associated with converting our foreign operations’ financial statements into U.S. dollars. We use short-term foreign currency forward contracts and swaps to mitigate the impact of foreign exchange fluctuations on consolidated earnings. We use foreign currency derivative contracts in order to manage the effect of exchange fluctuations on forecasted sales, purchases, acquisitions, inventory, capital expenditures and certain intercompany transactions that are denominated in foreign currencies. We do not use derivative financial instruments for trading or speculative purposes.
Additionally, we are subject to foreign exchange translation risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. Dollar. At this time the Company’s translation risk is primarily concentrated in the exchange rate between the U.S. Dollar and the Euro due to intercompany loans denominated in Euro used to facilitate the capital requirements of our non-U.S. subsidiaries. As the U.S. Dollar strengthens against the Euro, income will generally be negatively impacted, and as the U.S. Dollar weakens, income will generally be positively impacted. At this time these are non-cash impacts. We manage our worldwide cash requirements in accordance with availability in multiple jurisdictions and effectiveness with which those funds can be accessed. As a result, we may access cash from among international subsidiaries and the U.S. when it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities and reassess whether there is a need to repatriate funds held internationally to support our U.S. operations. Accordingly, we do not expect translation risk to have a material economic impact on our financial positions or results of operations.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Evoqua Water Technologies Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evoqua Water Technologies Corp. (the “Company”) as of September 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in equity and changes in cash flows for each of the three years in the period ended September 30, 2018, and the related notes and the financial statement schedule listed in the Index to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Pittsburgh, Pennsylvania
December 11, 2018

Evoqua Water Technologies Corp.
Consolidated Balance Sheets
(In thousands)

	September 30, 2018	September 30, 2017
ASSETS
Current assets	$565,560	$512,240
Cash and cash equivalents	82,365	59,254
Receivables, net	254,756	245,248
Inventories, net	134,988	120,047
Cost and earnings in excess of billings on uncompleted contracts	69,147	66,814
Prepaid and other current assets	23,854	20,046
Income tax receivable	450	831
Property, plant, and equipment, net	320,023	280,043
Goodwill	411,346	321,913
Intangible assets, net	340,408	333,746
Deferred income taxes, net of valuation allowance	2,438	2,968
Other non‑current assets	23,842	22,399
Total assets	$1,663,617	$1,473,309
LIABILITIES AND EQUITY
Current liabilities	$284,719	$291,899
Accounts payable	141,140	114,932
Current portion of debt, net of deferred financing fees	11,555	11,325
Billings in excess of costs incurred	17,652	27,124
Product warranties	8,907	11,164
Accrued expenses and other liabilities	97,672	121,923
Income tax payable	7,793	5,431
Non‑current liabilities	1,016,882	964,835
Long‑term debt, net of deferred financing fees	928,075	878,524
Product warranties	3,360	6,110
Other non‑current liabilities	74,352	67,673
Deferred income taxes, net of valuation allowance	11,095	12,528
Total liabilities	1,301,601	1,256,734
Commitments and Contingent Liabilities (Note 19)
Shareholders’ equity
Common stock, par value $0.01: authorized 1,000,000 shares; issued 115,016 shares, outstanding 113,929 shares at September 30, 2018; issued 105,359 shares, outstanding 104,949 shares at September 30, 2017	1,145	1,054
Treasury stock: 1,087 shares at September 30, 2018 and 410 shares at September 30, 2017	(2,837)	(2,607)
Additional paid‑in capital	533,435	388,986
Retained deficit	(163,871)	(170,006)
Accumulated other comprehensive loss, net of tax	(9,017)	(5,989)
Total Evoqua Water Technologies Corp. equity	358,855	211,438
Non‑controlling interest	3,161	5,137
Total shareholders’ equity	362,016	216,575
Total liabilities and shareholders’ equity	$1,663,617	$1,473,309
See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.
Consolidated Statements of Operations
(In thousands except per share data)

	Year Ended September 30,
	2018	2017	2016
Revenue from product sales	$755,445	$674,997	$587,087
Revenue from services	584,096	572,427	550,109
Revenue from product sales and services	1,339,541	1,247,424	1,137,196
Cost of product sales	(499,846)	(445,890)	(407,354)
Cost of services	(434,962)	(401,783)	(396,777)
Cost of product sales and services	(934,808)	(847,673)	(804,131)
Gross Profit	404,733	399,751	333,065
General and administrative expense	(193,816)	(169,617)	(144,771)
Sales and marketing expense	(136,009)	(142,441)	(135,208)
Research and development expense	(15,877)	(19,990)	(22,897)
Total operating expenses	(345,702)	(332,048)	(302,876)
Other operating income	8,406	2,361	10,079
Other operating expense	(591)	(860)	(3,113)
Interest expense	(57,580)	(55,377)	(42,518)
Income (loss) before income taxes	9,266	13,827	(5,363)
Income tax (expense) benefit	(1,382)	(7,417)	18,394
Net income	7,884	6,410	13,031
Net income attributable to non‑controlling interest	1,749	4,247	1,392
Net income attributable to Evoqua Water Technologies Corp.	$6,135	$2,163	$11,639
Basic earnings per common share	$0.05	$0.02	$0.11
Diluted earnings per common share	$0.05	$0.02	$0.11
See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended September 30,
	2018	2017	2016
Net income	$7,884	$6,410	$13,031
Other comprehensive income
Foreign currency translation adjustments	(3,494)	129	1,493
Change in pension liability, net of tax of $232, $0 and $0, respectively	466	4,553	(7,651)
Total other comprehensive (loss) income	(3,028)	4,682	(6,158)
Less: Comprehensive income attributable to non‑controlling interest	(1,749)	(4,247)	(1,392)
Comprehensive income attributable to Evoqua Water Technologies Corp.	$3,107	$6,845	$5,481
See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.
Consolidated Statements of Changes in Equity
(In thousands)

	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at September 30, 2015	101,849	$1,018	107	$(410)	$362,073	$(183,808)	$(4,513)	$—	$174,360
Equity based compensation expense	—	—	—	—	1,999	—	—	—	1,999
Capital contribution	—	—	—	—	6,895	—	—	—	6,895
Issuance of common stock	2,646	27	—	—	10,256	—	—	—	10,283
Stock repurchases	—	—	138	(723)	—	—	—	—	(723)
Establishment of non‑controlling interest	—	—	—	—	—	—	—	6,873	6,873
Dividends paid to non‑controlling interest	—	—	—	—	—	—	—	(2,625)	(2,625)
Net income	—	—	—	—	—	11,639	—	1,392	13,031
Other comprehensive loss	—	—	—	—	—	—	(6,158)	—	(6,158)
Balance at September 30, 2016	104,495	1,045	245	(1,133)	381,223	(172,169)	(10,671)	5,640	203,935
Equity based compensation expense	—	—	—	—	2,251	—	—	—	2,251
Issuance of common stock	864	9	—	—	5,512	—	—	—	5,521
Stock repurchases	—	—	165	(1,474)	—	—	—	—	(1,474)
Dividends paid to non‑controlling interest	—	—	—	—	—	—	—	(4,750)	(4,750)
Net income	—	—	—	—	—	2,163	—	4,247	6,410
Other comprehensive income	—	—	—	—	—	—	4,682	—	4,682
Balance at September 30, 2017	105,359	1,054	410	(2,607)	388,986	(170,006)	(5,989)	5,137	216,575
Equity based compensation expense	—	—	—	—	15,742	—	—	—	15,742
Shares of common stock issued in initial public offering, net of offering costs	8,333	83	—	—	137,522	—	—	—	137,605
Shares withheld related to net share settlement (including tax withholdings)	1,324	8	659	—	(8,815)	—	—	—	(8,807)
Stock repurchases	—	—	18	(230)	—	—	—	—	(230)
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(3,725)	(3,725)
Net income	—	—	—	—	—	6,135	—	1,749	7,884
Other comprehensive loss	—	—	—	—	—	—	(3,028)	—	(3,028)
Balance at September 30, 2018	115,016	$1,145	1,087	$(2,837)	$533,435	$(163,871)	$(9,017)	$3,161	$362,016
See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.
Consolidated Statements of Changes in Cash Flows
(In thousands)

	Year Ended September 30,
	2018	2017	2016
Operating activities
Net income	$7,884	$6,410	$13,031
Reconciliation of net income to cash flows from operating activities:
Depreciation and amortization	85,860	77,886	69,289
Amortization of deferred financing costs (includes $5,575, $3,094 and $5,484 write off of deferred financing fees)	8,073	8,511	4,121
Deferred income taxes	(6,232)	1,273	(21,215)
Share-based compensation	15,742	2,251	1,999
(Gain) loss on sale of property, plant and equipment	(6,750)	1,230	(11,120)
Foreign currency losses (gains) on intercompany loans	5,766	(5,625)	51
Changes in assets and liabilities
Accounts receivable	(3,139)	(44,047)	(3,973)
Inventories	(12,051)	(5,948)	2,484
Cost and earnings in excess of billings on uncompleted contracts	(3,544)	(17,296)	(15,258)
Prepaids and other current assets	(3,773)	(2,971)	1,326
Accounts payable	24,945	4,707	15,682
Accrued expenses and other liabilities	(22,851)	(2,243)	(31,446)
Billings in excess of costs incurred	(9,254)	1,301	(13,389)
Income taxes	2,777	6,656	4,329
Other non‑current assets and liabilities	(2,436)	(3,593)	16,008
Net cash provided by operating activities	81,017	28,502	31,919
Investing activities
Purchase of property, plant and equipment	(80,713)	(57,775)	(47,728)
Purchase of intangibles	(1,950)	(4,914)	(248)
Proceeds from sale of property, plant and equipment	21,641	5,422	5,191
Proceeds from sale of business	430	—	4,547
Acquisitions, net of cash received of $27, $209 and $11,486	(146,443)	(77,628)	(306,372)
Net cash used in investing activities	(207,035)	(134,895)	(344,610)
Financing activities
Issuance of debt, net of deferred issuance costs	155,270	415,602	178,704
Borrowings under credit facility	129,000	131,000	81,000
Repayment of debt	(242,470)	(423,418)	(74,461)
Repayment of capital lease obligation	(10,474)	(7,962)	(7,683)
Payment of earn-out related to previous acquisitions	(5,528)	—	—
Proceeds from capital contribution	—	—	6,895
Proceeds from issuance of common stock	137,605	5,521	10,282
Taxes paid related to net share settlements of share-based compensation awards	(8,807)	—	—
Stock repurchases	(230)	(1,474)	(723)
Distribution to non‑controlling interest	(3,725)	(4,750)	(2,625)
Net cash provided by financing activities	150,641	114,519	191,389
Effect of exchange rate changes on cash	(1,512)	766	2,637
Change in cash and cash equivalents	23,111	8,892	(118,665)
Cash and cash equivalents
Beginning of period	59,254	50,362	169,027
End of period	$82,365	$59,254	$50,362
See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.
Supplemental Disclosure of Cash Flow Information
(In thousands)

	Year Ended September 30,
	2018	2017	2016
Supplemental disclosure of cash flow information
Cash paid for taxes	$4,450	$3,017	$3,964
Cash paid for interest	$43,596	$43,426	$36,750
Non‑cash investing and financing activities
Accrued earn-out related to acquisitions	$1,570	$7,479	$650
Capital lease transactions	$10,595	$15,513	$8,378
Landlord incentives	$—	$1,700	$—
Cloud computing related intangible transaction	$—	$5,544	$—
See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.
Notes to Audited Consolidated Financial Statements
(In thousands)
1. Description of the Company and Basis of Presentation
Background
Evoqua Water Technologies Corp. (referred to herein as the “Company” or “EWT”) was incorporated on October 7, 2013. On January 15, 2014, Evoqua Water Technologies Corp., acquired through its wholly owned entities, EWT Holdings II Corp. and EWT Holdings III Corp. (a/k/a Evoqua Water Technologies), all of the outstanding shares of Siemens Water Technologies, a group of legal entity businesses formerly owned by Siemens AG (“Siemens”). The stock purchase closed on January 15, 2014 and was effective January 16, 2014 (the “Acquisition”). The stock purchase price, net of cash received, was approximately $730,577. On November 6, 2017, the Company completed its initial public offering (“IPO”), pursuant to which an aggregate of 27,777 shares of common stock were sold, of which 8,333 were sold by the Company and 19,444 were sold by the selling shareholders, with a par value of $0.01 per share. After underwriting discounts and commissions and expenses, the Company received net proceeds from the IPO of approximately $137,605. The Company used a portion of these proceeds to repay $104,936 of indebtedness (including accrued and unpaid interest) under EWT III’s senior secured first lien term loan facility and the remainder for general corporate purposes. The Company did not receive any proceeds from the sale of shares by the selling shareholders. On November 7, 2017, the selling shareholders sold an additional 4,167 shares of common stock as a result of the exercise in full by the underwriters of an option to purchase additional shares. On March 19, 2018, the Company completed a secondary public offering, pursuant to which 17,500 shares of common stock were sold by certain selling shareholders. On March 21, 2018, the selling shareholders sold an additional 2,625 shares of common stock as a result of the exercise in full by the underwriters of an option to purchase additional shares. The Company did not receive any proceeds from the sale of shares by the selling shareholders.
The Business
EWT provides a wide range of product brands and advanced water and wastewater treatment systems and technologies, as well as mobile and emergency water supply solutions and service contract options through its segment branch network. Headquartered in Pittsburgh, Pennsylvania, EWT is a multi‑national corporation with operations in the United States (“U.S”), Canada, the United Kingdom (“UK”), the Netherlands, Germany, Australia, China, and Singapore.
As of September 30, 2018, the Company was organizationally structured into three reportable segments for the purpose of making operational decisions and assessing financial performance: (i) Industrial, (ii) Municipal and (iii) Products.
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) from the accounting records of the Company, and reflect the consolidated financial position and results of operations for the fiscal years ended September 30, 2018, 2017 and 2016. Unless otherwise specified, references in this section to a year refer to its fiscal year. All intercompany transactions have been eliminated. Unless otherwise specified, all dollar amounts in this section are referred to in thousands.
2. Summary of Significant Accounting Policies
Fiscal Year
The Company’s fiscal year ends on September 30.
Use of Estimates
The Consolidated Financial Statements have been prepared in conformity with GAAP and require management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the audited Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used for, but not limited to: (i) revenue recognition; (ii) allowance for doubtful accounts; (iii) inventory valuation, asset valuations, impairment, and recoverability assessments; (iv) depreciable lives of assets; (v) useful lives of intangible assets; (vi) income tax reserves and valuation allowances; and (vii) product warranty and litigation reserves. Estimates are revised as additional information becomes available. Actual results could differ from these estimates.
Cash and Cash Equivalents
Cash and cash equivalents are liquid investments with an original maturity of three or fewer months when purchased.
Accounts Receivable
Receivables are primarily comprised of uncollected amounts owed to the Company from transactions with customers and are presented net of allowances for doubtful accounts. Allowances are estimated based on historical write‑offs and the economic status of customers. The Company considers a receivable delinquent if it is unpaid after the term of the related invoice has expired. Write‑offs are recorded at the time all collection efforts have been exhausted.
Inventories
Inventories are stated at the lower of cost or market, where cost is generally determined on the basis of an average or first‑in, first‑out (“FIFO”) method. Production costs comprise direct material and labor and applicable manufacturing overheads, including depreciation charges. The Company regularly reviews inventory quantities on hand and writes off excess or obsolete inventory based on estimated forecasts of product demand and production requirements. Manufacturing operations recognize cost of product sales using standard costing rates with overhead absorption which generally approximates actual cost.
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
Acquisitions
Acquisitions are recorded using the purchase method of accounting. The purchase price of acquisitions is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. The excess of the acquisition price over those estimated fair values is recorded as goodwill. Changes to the acquisition date preliminary fair values prior to the expiration of the measurement period, a period not to exceed 12 months from date of acquisition, are recorded as an adjustment to the associated goodwill. Contingent consideration resulting from acquisitions is recorded at its estimated fair value on the acquisition date. These obligations are revalued during each subsequent reporting period and changes in the fair value of the contingent consideration obligations can result from adjustments in the probability of achieving future development steps, sales targets and profitability and are recorded in General and administrative expenses in the Consolidated Statements of Operations. Acquisition-related expenses and restructuring costs, if any, are recognized separately from the business combination and are expensed as incurred.

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
The Company reviews goodwill to determine potential impairment annually during the fourth quarter of its fiscal year, or more frequently if events and circumstances indicate that the asset might be impaired. Impairment testing for goodwill is performed at a reporting unit level. The Company has determined that it has three reporting units. The quantitative impairment testing utilizes both a market (guideline public company) and income (discounted cash flows) method for determining fair value. In estimating the fair value of the reporting unit utilizing a discounted cash flow (“DCF”) valuation technique, the Company incorporates its judgment and estimates of future cash flows, future revenue and gross profit growth rates, terminal value amount, capital expenditures and applicable weighted‑average cost of capital used to discount these estimated cash flows. The estimates and projections used in the estimate of fair value are consistent with the Company’s current budget and long‑range plans, including anticipated change in market conditions, industry trend, growth rates and planned capital expenditures, among other considerations.
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
Amortization of debt issuance costs and debt discounts/premiums included in interest expense were $2,498, $4,607 and $4,121 for the years ended September 30, 2018, 2017 and 2016, respectively.
In July 2018, the Company wrote off $2,581 of deferred financing fees and incurred and expensed an additional $1,346 of fees related to the sixth amendment of its First Lien Term Facility in which an additional $150,000 was borrowed.
In November 2017, the Company wrote off $1,844 of deferred financing fees related to a $100,000 prepayment of debt, then subsequently wrote off another $1,150 of fees in December of 2017 due to the fifth amendment to its First Lien Term Facility. The Company incurred and expensed another $2,131 of fees as a result of the December refinancing.
In August 2017, the Company wrote off $1,829 of deferred financing fees related to the extinguishment of debt and incurred another $1,188 of fees related to an amendment of its First Lien Term Facility.
In October 2016, the Company wrote off $2,075 of deferred financing fees related to the extinguishment of debt and incurred another $481 of fees related to a tack-on financing the Company completed in October 2016.
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
For certain arrangements where there is significant customization to the product, the Company recognizes revenue under the provisions of Accounting Standards Codification (“ASC”) 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. These products include large capital water treatment projects, systems and solutions for municipal and industrial applications. Revenues from construction-type contracts are generally recognized under the percentage-of-completion method, based on the input of costs incurred to date as a percentage of total estimated contract costs. The nature of the contracts is generally fixed price with milestone billings. Approximately $276,319, $240,233 and $218,605 of revenues from construction-type contracts were recognized on the percentage-of-completion method during the years ended September 30, 2018, 2017 and 2016, respectively. Contract revenues and cost estimates are reviewed and revised quarterly at a minimum and the cumulative effect of such adjustments are recognized in current operations. The amount of such adjustments have not been material. Cost and earnings in excess of billings under construction‑type arrangements are recorded when contracts have net asset balances where contract costs plus recognized profits less recognized losses exceed progress billings. Billings in excess of costs incurred are recorded when contract progress billings exceed costs and recognized profit less recognized losses. Approximately $26,341, $28,449 and $33,457 of revenues from construction-type contracts were recognized on a completed contract method, which is typically when the product is delivered and accepted by the customer, during the years ended September 30, 2018, 2017 and 2016, respectively. The completed contract method is principally used when the contract is short in duration (generally less than twelve months) and where results of operations would not vary materially from those resulting from the use of the percentage-of-completion method.
Product Warranties
Accruals for estimated expenses related to warranties are made at the time products are sold and are recorded as a component of Cost of product sales in the Consolidated Statements of Operations. The estimated warranty obligation is based on product warranty terms offered to customers, ongoing product failure rates, material usage and service delivery costs expected to be incurred in correcting a product failure, as well as specific obligations for known failures and other currently available evidence. The Company assesses the adequacy of the recorded warranty liabilities on a regular basis and adjusts amounts as necessary.
Shipping and Handling Cost
Shipping and handling costs are included as a component of Cost of product sales.
Income Taxes
The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are provided against deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax asset will not be realized within a reasonable time period. The Company assesses tax positions using a two‑step process. A tax position is recognized if it meets a more‑likely‑than‑not threshold, and is measured at the largest amount of benefit that is greater than 50.0% percent of being realized. Uncertain tax positions are reviewed each balance sheet date.
Foreign Currency Translation and Transactions
The functional currency for the international subsidiaries is the local currency. Assets and liabilities are translated into U.S. Dollars using current rates of exchange, with the resulting translation adjustments recorded in other comprehensive income/loss within shareholders’ equity. Revenues and expenses are translated at the weighted‑average exchange rate for the period, with the resulting translation adjustments recorded in the Consolidated Statements of Operations.

Foreign currency translation losses (gains) which aggregated $7,018, $(7,111) and $666 for the years ended September 30, 2018, 2017 and 2016, respectively, are primarily included in General and administrative expenses in the Consolidated Statements of Operations.
Research and Development Costs
Research and development costs are expensed as incurred. The Company recorded $15,877, $19,990 and $22,897 of costs for the years ended September 30, 2018, 2017 and 2016, respectively.
Equity‑based Compensation
The Company measures the cost of awards of equity instruments to employees based on the grant‑date fair value of the award. Prior to the IPO, given the absence of a public trading market for the Company’s common stock, the fair value of the common stock underlying the Company’s share‑based awards was determined by the Company’s board, with input from management, in each case using the income and market valuation approach. Stock options are granted with exercise prices equal to or greater than the estimated fair market value on the date of grant as authorized by the Company’s compensation committee. The grant‑date fair value is determined using the Black‑Scholes model. The fair value, net of estimated forfeitures, is amortized as compensation cost on a straight‑line basis over the vesting period primarily as a component of General and administrative expenses.
The Company issued 1,197 shares of common stock, with an aggregate value of $25,000, to certain employees as restricted stock unit awards made in connection with the IPO. The fair value of such awards was based on the closing price of the Company’s stock as of the IPO date and the value will be amortized as compensation expense on a straight-line basis over the vesting period, which is upon the second anniversary of the IPO.
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
Treated Water Outsourcing
Treated Water Outsourcing (“TWO”) is a joint venture between the Company and Nalco Water, an Ecolab company, in which the Company holds a 50% partnership interest. The Company is obligated to absorb all risk of loss up to 100% of the joint venture partner’s equity. As such, the Company fully consolidates TWO as a variable interest entity (“VIE”) under ASC 810, Consolidation.

The Company has not provided additional financial support to this entity which it is not contractually required to provide, and the Company does not have the ability to use the assets of TWO to settle obligations of the Company’s other subsidiaries. The following provides a summary of TWO’s balance sheet as of September 30, 2018 and 2017, and summarized financial information for the years ended September 30, 2018, 2017 and 2016.

	September 30, 2018	September 30, 2017
Current assets (includes cash of $3,304 and $1,907)	$5,486	$12,006
Property, plant and equipment	4,441	6,107
Goodwill	2,206	2,206
Other non-current assets	3	2,735
Total liabilities	(3,608)	(12,781)

	Year Ended September 30,
	2018	2017	2016
Total revenues	$15,526	$22,039	$16,351
Total operating expenses	(12,996)	(14,835)	(13,384)
Income from operations	$2,530	$7,204	$2,967
Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In October 2018, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes which permits the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. ASU No. 2018-16 will be effective for the Company for the quarter ending December 31, 2018 and is required to be adopted in conjunction with ASU 2017-12 (defined below) on a prospective basis. The Company does not expect the impact of adoption on the Company’s Consolidated Financial Statements to be material.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised. ASU No. 2018-15 will be effective for the Company for the quarter ending December 31, 2021, with early adoption permitted. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently assessing the impact of adoption on the Company’s Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. ASU No. 2018-14 will be effective for the Company for the quarter ending December 31, 2021 on a retrospective basis, with early adoption permitted. The Company is currently assessing the impact of adoption on the Company’s disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Subtopic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU 2018-14 will be effective for the Company for the quarter ending December 31, 2020, with early adoption permitted. The Company is currently assessing the impact of adoption on the Company’s disclosures.

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
In February 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires the disaggregation of the service cost component from other components of net periodic benefit cost, clarifies how to present the service cost component and other components of net benefit costs in the Statements of Consolidated Operations and allows only the service cost component of net benefit costs to be eligible for capitalization. This ASU is effective for the Company for the quarter ending December 31, 2018. Adoption will be applied on a retrospective basis for the presentation of all components of net periodic benefit costs and on a prospective basis for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The company is currently evaluating the impact this guidance will have but does not expect this to have a significant impact on the Consolidated Financial Statements and related disclosures.
In October 2016, the FASB issued ASU 2016-17, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The purpose of this update is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The ASU requires the tax effects of all intra-entity sales of assets other than inventory to be recognized in the period in which the transaction occurs. The guidance was effective for the Company for the quarter ending December 31, 2018. The changes were required to be applied by means of a cumulative-effect adjustment recorded in retained earnings as of the beginning of the year of adoption. The Company adopted this standard on October 1, 2018 but noted that this adoption did not have a material impact on its Consolidated Financial Statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires recognition of operating leases as lease assets and liabilities on the balance sheet, and disclosure of key information about leasing arrangements. ASU No. 2016-02 should be applied using a modified retrospective approach and will be effective for the Company for the quarter ending December 31, 2019, with early adoption permitted. Amendments to the standard were issued by the FASB in January and July 2018 including certain practical expedients and an amendment that provides an additional and optional transition method to adopt the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has completed its initial scoping reviews, reviewed software options necessary to meet the reporting requirements of the standard and is continuing to assess the impact adoption of this guidance will have on the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. ASU 2014-09 may be adopted using either of two acceptable methods: (1) retrospective adoption to each prior period presented with the option to elect certain practical expedients; or (2) adoption with the cumulative effect recognized at the date of initial application and providing certain disclosures. To assess at which time revenue should be recognized, an entity should use the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The Company adopted this standard on October 1, 2018 using the modified retrospective approach but noted that this adoption did not have a material impact on its Consolidated Financial Statements. The Company historically recognized revenue for some of its contracts on a percentage-of-completion basis, which represented approximately 21% of its Consolidated net sales for the year ended September 30, 2018. Based on the new guidance, the Company determined that for some of these contracts in which revenue was previously recognized over a period of time, revenue instead needs to be recognized at a point in time. This change is mainly due to the nature of certain products, which in some cases have an alternative use, and the Company’s right to payment in the event of termination for convenience.
Accounting Pronouncements Recently Adopted
The Company early adopted ASU 2016‑15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) for the year beginning October 1, 2018. This new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance is to be applied retrospectively to all periods presented, however there were no instances in prior periods that were impacted by the adoption of this ASU. This adoption did not have a material impact on the Company’s Consolidated Financial Statements.
The Company early adopted ASU 2017‑04, Simplifying the Test for Goodwill Impairment, for the year beginning October 1, 2017. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures goodwill impairment loss by comparing the implied value of a reporting unit’s goodwill with the carrying amount of that goodwill. The amendments in this ASU are effective for the Company for the quarter ending December 31, 2020. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.
The Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation as of October 1, 2017. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The adoption of this ASU did not have a significant impact on the Company’s Consolidated Financial Statements.
3. Acquisitions and Divestitures
Acquisitions support the Company’s strategy of delivering a broad solutions portfolio with robust technology across multiple geographies and end markets.
2018 Acquisitions
On August 31, 2018, the Company acquired substantially all of the assets of Le Groupe IsH20Top Inc. (“Isotope”), a Quebec-based provider of high-purity water treatment equipment and systems, equipment maintenance services and service deionization for CAD 3,651 ($2,804); CAD 3,171 ($2,435) cash at closing in addition to earn-out payments one year after the closing. Included in consideration is CAD 226 ($175), which represents the fair value of earn-out payments at the date of acquisition if certain revenue targets are achieved, with the maximum earn-out payment of CAD 480 ($369). Isotope serves the ultrapure pharmaceutical, laboratory, medical, university, industrial and microelectronics markets in the Quebec region and provides its customer base with a variety of solutions including reverse osmosis, deionized water systems and steam purification. The Company incurred approximately $188 of acquisition costs, which are included in General and administrative expenses. Isotope is part of the Industrial Segment and strengthens the Company’s Canadian service capabilities.
On July 26, 2018, the Company acquired all of the issued and outstanding equity securities of ProAct Services Corporation (“ProAct”) and its subsidiaries for $133,772 paid in cash at closing which was funded through incremental borrowings under the Company’s Term Loan. ProAct is a leading provider of on-site treatment services of contaminated water in all 50 states. ProAct will operate within the Company’s Industrial Segment and will continue to be based in Ludington, Michigan with a nationwide service footprint and facilities in California, Florida, Michigan, Minnesota, New Jersey, Virginia and Texas. ProAct provides an array of expanded offerings across the Company’s existing environmental solutions and enhances its existing service capabilities in mobile/temporary process water and wastewaster treatment, hydrostatic water treatment and coal ash pond remediation. The Company incurred approximately $1,067 of acquisition costs, which are included in General and administrative expenses. The operating results of ProAct have been included in the Company’s Consolidated Statements of Operations since the acquisition date, and resulted in $8,042 and $590 of revenue and net income, respectively, for the year ended September 30, 2018.
The following table presents the unaudited pro forma results for the years ended September 30, 2018 and 2017. The unaudited pro forma financial information combines the results of operations of EWT and ProAct as though the Company had been combined as of the beginning of years ended September 30, 2018 and 2017, and the pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such time. Pro forma results for other acquisitions completed in the year ended September 30, 2018 were determined to not be material. The unaudited pro forma results presented below include adjustments for increased fair value of acquired intangible assets and related amortization charges, acquisition costs, and interest.

	Year Ended September 30,
	2018	2017
Total revenues	$1,385,159	$1,294,167
Net loss attributable to Evoqua Water	2,116	1,527
On March 9, 2018, the Company acquired all of the issued and outstanding equity securities of Pacific Ozone Technology, Inc. (“Pacific Ozone”), a provider of advanced ozone disinfection systems, testing products and support services for $8,557; $6,557 cash at closing in addition to earn-out payments to be paid out over three years after the closing. Included in consideration is $934, which represents the fair value of earn-out payments if certain performance metrics are achieved, with a maximum amount of $2,000. The Company incurred approximately $191 of acquisition costs, which are included in General and administrative expenses. Pacific Ozone, based in Benecia, California, is part of the Products Segment and adds a new technology, ozone disinfection, to the portfolio and further enhances the Company’s ability in the industrial water treatment and aquatics market.
On January 31, 2018, the Company acquired substantially all of the assets of Pure Water Solutions, LLC (“Pure Water”), a provider of high-purity water equipment and systems, service deionization and resin regeneration, with service operations in suburban Denver, Colorado and Santa Fe, New Mexico for $4,699; $3,706 cash at closing in addition to earn-out payments to be paid out one year after the closing. Included in consideration is $993, which represents the fair value of earn-out payments if certain revenue targets are achieved, with a maximum amount of $461. The Company incurred approximately $132 of acquisition costs, which are included in General and administrative expenses. Pure Water is part of the Industrial Segment, and extends the Company’s service network.

The preliminary opening balance sheet for the acquisitions is summarized as follows:

	Isotope	ProAct	Pacific Ozone	Pure Water	Total
Current Assets	$627	$11,513	$1,822	$295	$14,257
Property, plant and equipment	0	26,272	151	156	26,579
Goodwill	1,266	84,308	4,337	2,506	92,417
Intangible assets	933	27,464	2,678	1,488	32,563
Other non-current assets	—	—	135	—	135
Total asset acquired	2,826	149,557	9,123	4,445	165,951
Total liabilities assumed	(216)	(15,785)	(1,632)	(278)	(17,911)
Net assets acquired	$2,610	$133,772	$7,491	$4,167	$148,040
The Company is continuing to gather information for completion of accounting for certain balances associated with acquisitions and may include revisions to the initial purchase accounting in subsequent quarters throughout the measurement periods.
2018 Divestitures
On April 9, 2018, the Company completed the sale of 100% of the corporate capital of Evoqua Water Technologies S.r.l., which includes the Company’s former operations in Italy, to Giotto Water S.r.l. (“Giotto”). The aggregate purchase price paid in cash by Giotto in the transaction was €350 ($430), subject to certain earn-out adjustments to be paid by Giotto in connection with the realization of specified tax benefits relating to previous years, and resulted in a nominal gain which is included in Other operating income on the Consolidated Statements of Operations.
2017 Acquisitions
On June 30, 2017, the Company acquired Olson Irrigation Systems (“Olson”), a leading designer and producer of filters and irrigation components for the agriculture and industrial markets, based in Santee, California, for $9,406. Olson is part of the Company’s Products segment and will help the business build upon its leadership in filtration serving a broad range of industrial applications. The Company incurred approximately $140 of acquisition costs, which are included in General and administrative expenses.
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
On May 9, 2017, the Company acquired substantially all of the assets of Noble Water Technologies (“Noble”), a leader in high purity water systems and service, located in Dallas, Texas for $7,634; $5,915 cash at closing in addition to earn out payments over the next twelve months. Included in consideration is $1,719, which represents the fair value of the earn outs at the date of the acquisition related to customer retention, with a maximum earn out payment of $2,366. The Company incurred approximately $116 of acquisition costs, which are included in General and administrative expenses. Noble’s results are included within the Industrial segment of the Company.

On November 1, 2016, the Company acquired substantially all of the assets of Environmental Treatment Services, Inc. (“ETS”), a leading provider of engineered solutions to the industrial wastewater market based in Acworth, Georgia for $10,730. ETS had ten employees as of the date of acquisition. The Company incurred approximately $16 of acquisition costs, which are included in General and administrative expenses. ETS was acquired to support the Company’s growth plan and is included within the Industrial segment of the Company.
Pro forma results for acquisitions completed in the year ended September 30, 2017 were determined to not be material.
The opening balance sheet as of September 30, 2017 for the acquisitions are summarized as follows.

	Olson	ADI	Noble	ETS	Total
Current Assets	$2,417	$11,002	$618	$782	$13,800
Property, plant and equipment	593	719	256	376	2,326
Goodwill	3,566	39,084	4,135	5,619	52,404
Other intangible assets	3,263	12,594	2,916	3,953	23,373
Other non-current assets	—	1,971	—	—	1,971
Total asset acquired	9,839	65,370	7,925	10,730	93,874
Total liabilities assumed	(433)	(9,812)	(291)	—	(10,546)
Net assets acquired	$9,406	$55,558	$7,634	$10,730	$83,328
4. Fair Value Measurements
As of September 30, 2018 and 2017, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.
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
The following table presents the Company’s financial assets and liabilities at fair value. The fair values related to the pension assets are determined using net asset value (“NAV”) as a practical expedient, or by information categorized in the fair value hierarchy level based on the inputs used to determine fair value. The reported carrying amounts of deferred compensation assets and liabilities and debt approximate their fair values. The Company uses interest rates and other relevant information generated by market transactions involving similar instruments to fair value these assets and liabilities, therefore all are classified as Level 2 within the valuation hierarchy. For the years ended September 30, 2018 and 2017, there were no transfers between Level 1 and 2 of the fair value hierarchy.

	Net Asset Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2018
Assets:
Pension plan
Cash	$—	$15,821	$—	$—
Government Securities	3,161	—	—	—
Liability Driven Investment	2,598	—	—	—
Guernsey Unit Trust	965	—	—	—
Global Absolute Return	2,038	—	—	—
Deferred compensation plan assets
Trust Assets	—	648	—	—
Insurance	—	—	18,448	—
Liabilities:
Pension plan	—	—	(27,181)	—
Deferred compensation plan liabilities	—	—	(21,834)	—
Long‑term debt	—	—	(957,441)	—
Earn-outs related to acquisitions	—	—	—	(1,916)

As of September 30, 2017
Assets:
Pension plan
Cash	$—	$16,024	$—	$—
Government Securities	3,206	—	—	—
Liability Driven Investment	2,754	—	—	—
Guernsey Unit Trust	932	—	—	—
Global Absolute Return	2,139	—	—	—
Deferred compensation plan assets
Trust Assets	—	2,146	—	—
Insurance	—	—	17,396	—
Liabilities:
Pension plan	—	—	(34,803)	—
Deferred compensation plan liabilities	—	—	(21,159)	—
Long‑term debt	—	—	(912,471)	—
Earn-outs related to acquisitions	—	—	—	(5,995)
The pension plan assets and liabilities and deferred compensation assets and liabilities are included in other non-current assets and other non-current liabilities on the Consolidated Balance Sheets at September 30, 2018 and 2017.
The Company records contingent consideration arrangements at fair value on a recurring basis and the associated balances presented as of September 30, 2018 and 2017 are earn-outs related to acquisitions. See Note 3, “Acquisitions and Divestitures” for further discussion regarding the earn-outs recorded for specific acquisitions. The fair value of earn-outs related to acquisitions is based on significant unobservable inputs including the achievement of certain performance metrics. Significant changes in these inputs would result in corresponding increases or decreases in the fair value of the earn-out each period until the related contingency has been resolved. Changes in the fair value of the contingent consideration obligations can result from adjustments in the probability of achieving future development steps, sales targets and profitability and are recorded in General and administrative expenses in the Consolidated Statements of Operations.

A rollforward of the activity in the Company’s fair value of earn-outs related to acquisitions is as follows:

	Current Portion (1)	Long-term Portion (2)	Total
Balance at September 30, 2016	$(136)	$(514)	$(650)
Acquisitions	(4,076)	(1,416)	(5,492)
Payments	294	—	294
Reclassifications	(294)	294	—
Foreign currency	(92)	(55)	(147)
Balance at September 30, 2017	(4,304)	(1,691)	(5,995)
Acquisitions	(634)	(934)	(1,568)
Payments	8,111	—	8,111
Reclassifications	(1,479)	1,479	—
Fair value increase	(2,619)	—	(2,619)
Foreign currency	155	—	155
Balance at September 30, 2018	$(770)	$(1,146)	$(1,916)

(1)	Included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

(2)	Included in Other non‑current liabilities on the Consolidated Balance Sheets.
5. Accounts Receivable
Accounts receivable are summarized as follows:

	September 30, 2018	September 30, 2017
Accounts Receivable	$258,955	$248,742
Allowance for Doubtful Accounts	(4,199)	(3,494)
Receivables, net	$254,756	$245,248
The movement in the allowance for doubtful accounts was as follows:

	Year Ended September 30,
	2018	2017	2016
Balance at beginning of period	$(3,494)	$(4,784)	$(1,572)
Charged to costs and expenses	(1,832)	(1,206)	(3,219)
Write-offs	1,387	2,481	74
Foreign currency and other	(260)	15	(67)
Balance at end of period	$(4,199)	$(3,494)	$(4,784)

6. Inventories
The major classes of inventory, net are as follows:

	September 30, 2018	September 30, 2017
Raw materials and supplies	$69,176	$64,113
Work in progress	19,461	16,425
Finished goods and products held for resale	53,786	44,402
Costs of unbilled projects	1,878	5,706
Reserves for excess and obsolete	(9,313)	(10,599)
Inventories, net	$134,988	$120,047
The following is the activity in the reserves for excess and obsolete inventory:

	Year Ended September 30,
	2018	2017	2016
Balance at beginning of period	$(10,599)	$(10,141)	$(5,103)
Additions charged to expense	(419)	(1,004)	(5,711)
Write-offs	104	947	739
Foreign currency and other	1,601	(401)	(66)
Balance at end of period	$(9,313)	$(10,599)	$(10,141)
7. Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	September 30, 2018	September 30, 2017
Machinery and equipment	$399,619	$338,056
Land and buildings	76,459	84,282
Construction in process	60,803	24,788
	536,881	447,126
Less: accumulated depreciation	(216,858)	(167,083)
	$320,023	$280,043
Depreciation expense and maintenance and repairs expense for the years ended September 30, 2018, 2017 and 2016 were as follows:

	Year Ended September 30,
	2018	2017	2016
Depreciation expense	$59,017	$53,327	$51,104
Maintenance and repair expense	23,343	21,392	22,504

8. Goodwill
Changes in the carrying amount of goodwill are as follows:

	Industrial	Municipal	Products	Total
Balance at September 30, 2016	$80,157	$9,691	$177,795	$267,643
Business combinations	48,838	—	3,566	52,404
Measurement period adjustment	—	—	(301)	(301)
Foreign currency translation	(805)	174	2,798	2,167
Balance at September 30, 2017	128,190	9,865	183,858	321,913
Business combinations and divestitures	88,080	(145)	4,337	92,272
Measurement period adjustment	(404)	—	(311)	(715)
Foreign currency translation	(4,504)	(258)	2,638	(2,124)
Balance at September 30, 2018	$211,362	$9,462	$190,522	$411,346
As of September 30, 2018 and 2017, $147,861 and $139,581, respectively, of goodwill is deductible for tax purposes.
The Company reviewed the recoverability of the carrying value of goodwill of its reporting units. As the fair value of the Company’s reporting units was determined to be in excess of the carrying values at July 1, 2018 and 2017, no further analysis was performed.

9. Other Intangible Assets
Intangible assets consist of the following:

		September 30, 2018
	Estimated Life (years)	Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets
Customer related	5 ‑ 26	$292,115	$(47,348)	$244,767
Proprietary technology	10	49,315	(19,685)	29,630
Trademark	10-15	26,535	(3,563)	22,972
Backlog	1	82,315	(81,764)	551
Other	4	17,175	(8,894)	8,281
Total amortizing intangible assets		467,455	(161,254)	306,201
Indefinite‑lived intangible assets		34,207	—	34,207
Total intangible assets		$501,662	$(161,254)	$340,408

		September 30, 2017
	Estimated Life (years)	Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets
Customer related	5 ‑ 26	$265,095	$(31,265)	$233,830
Proprietary technology	10	45,175	(11,390)	33,785
Trademark	10-15	26,149	(4,293)	21,856
Backlog	1	82,277	(80,947)	1,330
Other	4	13,953	(5,215)	8,738
Total amortizing intangible assets		432,649	(133,110)	299,539
Indefinite‑lived intangible assets		34,207	—	34,207
Total intangible assets		$466,856	$(133,110)	$333,746
The Company’s indefinite-lived intangible asset relate to Federal hazardous waste treatment management permits obtained for locations operated by the Industrial segment. The permits are considered perpetually renewable. The Company performs an indefinite-lived intangible asset impairment analysis on an annual basis during the fourth quarter of the year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assessed the carrying value of the permits at the Industrial segment as of July 1, 2018 using a quantitative analysis outlined in ASU No. 2012-02 to determine whether the existence of events or circumstances would lead to the conclusion that it is more likely than not that the fair values of the permits are less than the carrying amounts. Events and circumstances considered in this review included macroeconomic conditions, new competition, financial performance of the entities which utilizes the permits and other financial and non-financial events. Based on these factors, the Company concluded the fair value of the permits were not more likely than not less than the carrying amounts.

For the amortizing intangible assets, the remaining weighted-average amortization period at September 30, 2018 was as follows:

Years
Customer-related intangibles	13
Proprietary technology	6
Trademarks	9
Other	1
Aggregate net intangible assets	9
Intangible asset amortization was $26,843, $24,559 and $18,185 for the years ended September 30, 2018, 2017 and 2016, respectively. The estimated future amortization expense is as follows:

2019	$31,487
2020	28,045
2021	26,518
2022	25,983
2023	25,501
Thereafter	168,667
Total	$306,201
10. Debt
Long‑term debt consists of the following:

	September 30, 2018	September 30, 2017
First Lien Term Facility, due December 20, 2024	$938,230	$896,574
Revolving Credit Facility	—	—
Equipment Financing	11,588	6,930
Notes Payable, due August 31, 2019 to July 31, 2023	2,106	3,287
Mortgage, due June 30, 2028	1,835	—
Total debt	953,759	906,791
Less unamortized discount and lender fees	(14,129)	(16,942)
Total net debt	939,630	889,849
Less current portion	(11,555)	(11,325)
Total long‑term debt	$928,075	$878,524
Term Facilities and Revolving Credit Facility
On January 15, 2014, EWT Holdings III Corp. (“EWT III”), an indirect wholly-owned subsidiary of the Company, entered into a First Lien Credit Agreement and Second Lien Credit Agreement (the “Credit Agreements”) among EWT III, EWT Holdings II Corp., the lenders party thereto and Credit Suisse AG as administrative agent and collateral agent. The First Lien Credit Agreement provided for a seven-year term loan facility, and the Second Lien Credit Agreement provided for an eight-year term loan facility. The term loan facilities originally consisted of the “First Lien Term Loan” and “Second Lien Term Loan” in aggregate principal amounts of $505,000 and $75,000, respectively.  The First Lien Credit Agreement also made available to the Company a $75,000 revolving credit facility (the “Revolver”), which provided for a letter of credit sub-facility up to $35,000. During the year ended September 30, 2017, certain subsidiaries of the Company entered into three amendments to the First Lien Credit Agreement, which provided for, among other things, the payoff and termination of the Second Lien Term Loan, upsizes to the First Lien Term Loan, and the upsize of the Revolver.

On December 20, 2017, certain subsidiaries of the Company entered into Amendment No. 5 (the “Fifth Amendment”), among EWT III, as the borrower, certain other subsidiaries of the Company, and Credit Suisse AG, as administrative agent and collateral agent, relating to the First Lien Credit Agreement (as amended, amended and restated, extended, supplemented or otherwise modified from time to time prior to the effectiveness of the Fifth Amendment, the “Existing Credit Agreement”). Prior to the Fifth Amendment, approximately $796,574 was outstanding under the First Lien Term Loan (the “Existing Term Loans”).  Pursuant to the Fifth Amendment, among other things, the Existing Term Loans were refinanced with the proceeds of refinancing Term Loans. Borrowings under the First Lien Term Loan Facility (“First Lien Term Loan”) bear interest consisting of the Base Rate plus 2.0%, or LIBOR plus 3.0%. The principal and interest under the First Lien Term Loan was payable in quarterly installments, with quarterly principal payments of $1,991, and the balance is due at maturity on December 20, 2024.

The Fifth Amendment, among other things, extended the maturity of the Existing Term Loan to December 20, 2024 from January 15, 2021, reduced the interest rate spreads on Term Loan borrowing to 3.00% from 3.75%, and increased the revolving credit commitment and letter of credit sublimit to $125,000 and $45,000 from $95,000 and $35,000, respectively. The Fifth Amendment bifurcated the Revolver, with $87,500 of the $125,000 revolver capacity maturing on December 20, 2022 (the “2022 Borrowings”), and the remaining $37,500 maturing on January 15, 2019 (the “2019 Borrowings”).  Borrowings under the Revolver bear interest at variable rates plus a margin ranging from 200 to 325 basis points, and 150 to 275 basis points for 2019 and 2022 Borrowings, respectively, dependent upon the Company’s leverage ratio and variable rate selected.

In connection with the closing of the ProAct acquisition on July 26, 2018, EWT III entered into Amendment No. 6 (the “Sixth Amendment”) to the First Lien Credit Agreement. Pursuant to the Sixth Amendment, among other things, EWT III borrowed an additional $150,000 in incremental term loans, and all of the revolving credit lenders under the 2019 Borrowings agreed to convert 100% of these commitments into revolving credit loans under the 2022 Borrowings. The other terms of the Existing Credit Agreement, including rates, remain generally the same. At September 30, 2018, the interest rate on borrowings was 5.24%, comprised of 2.24% LIBOR plus the 3.0% spread. As a result of the incremental borrowings, quarterly principal payments increased to $2,369.
Total deferred fees related to the First Lien Term Loan were $14,129 and $16,942, net of amortization, as of September 30, 2018 and 2017, respectively. These fees were included as a contra liability to debt on the Consolidated Balance Sheets.

The Company had borrowing availability under the Revolver of $125,000 and $95,000 at September 30, 2018 and 2017, respectively, reduced for outstanding letter of credit guarantees. Such letter of credit guarantees are subject to a $45,000 sublimit within the Revolver, increased from $35,000 as part of the Fifth Amendment. The Company’s outstanding letter of credit guarantees under this agreement aggregated approximately $11,777 and $6,706 at September 30, 2018 and 2017, respectively. The Company had no outstanding revolver borrowings as of September 30, 2018 and 2017, and unused amounts, defined as total revolver capacity less outstanding letters of credit and revolver borrowings, of $113,223 and $88,294, respectively. At September 30, 2018, borrowings under the Revolver would have incurred interest at 7.00%, calculated as 175 basis point spread plus the Base Rate of 5.25%. At September 30, 2018 and 2017, the Company had additional letters of credit of $64 and $10,568 issued under a separate arrangement, respectively.
  The First Lien Credit Agreement contains limitations on incremental borrowings, is subject to leverage ratios and allows for optional prepayments. Under certain circumstances beginning with the year ended September 30, 2015 results of operations, the Company may be required to remit excess cash flows as defined based upon exceeding certain leverage ratios. The Company did not exceed such ratios during the year ended September 30, 2018, does not anticipate exceeding such ratios during the year ending September 30, 2019, and therefore does not anticipate any additional repayments during the year ending 2019.

Equipment Financing
On September 26, 2018, the Company completed an equipment financing for $2,159 at a fixed interest rate of 6.52% over a seven-year term. This seven-year financing amortizes over a 10-year period, with monthly principal and interest payments of $25 and a balloon payment of $793 due at maturity. The Company had $2,159 principal outstanding under this facility at September 30, 2018.

On June 28, 2018, the Company completed an equipment financing for $3,530 at a fixed interest rate of 6.24% over a seven-year term. This seven-year financing amortizes over a 10-year period, with monthly principal and interest payments of $39 and a balloon payment of $1,330 due at maturity. The Company had $3,487 principal outstanding under this facility at September 30, 2018.

On June 30, 2017, the Company completed an equipment financing for $7,100.  The Company incurred $50 of additional financing fees related to this transaction, which have been capitalized and are included as a contra liability on the balance sheet. This financing fully amortizes over the seven-year tenure and incurs interest at a rate of one-month LIBOR plus 300 basis points. This variable rate debt has been fixed at a rate of 5.08% per annum. Principal obligations are $254 per quarter. The Company had $5,917 and $6,930 principal outstanding under this facility at September 30, 2018 and 2017, respectively.

Notes Payable
As of September 30, 2018 and 2017, the Company had notes payable in an aggregate outstanding amount of $2,106 and $3,287, with interest rates ranging from 6.26% to 7.39%, and due dates ranging from August 31, 2019 to July 31, 2023. These notes are related to certain equipment related contracts and are secured by the underlying equipment and assignment of the related contracts.
Mortgage
On June 29, 2018, the Company's subsidiary MAGNETO special anodes B.V. entered into a 10-year mortgage agreement for €1,600 ($1,858) to finance a facility in the Netherlands, subject to monthly principal payments of €7 ($8) at a blended interest rate of 2.4% with maturity in June 2028. The Company had $1,835 principal outstanding under this facility at September 30, 2018.
Repayment Schedule
Aggregate maturities of all long‑term debt, including current portion of long‑term debt and excluding capital lease obligations as of September 30, 2018, are presented below:

Year Ended September 30,
2019	$11,555
2020	11,456
2021	11,513
2022	11,574
2023	11,372
Thereafter	896,289
Total	$953,759
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
A reconciliation of the activity related to the accrued warranty, including both the current and long‑term portions, is as follows:

	Year Ended September 30,
	2018	2017	2016
Balance at beginning of the period	$17,274	$23,309	$31,758
Warranty provision for sales	5,584	6,697	8,994
Settlement of warranty claims	(9,968)	(12,669)	(15,785)
Foreign currency and other	(623)	(348)	(1,658)
Business combination recognition	—	285	—
Balance at end of the period	$12,267	$17,274	$23,309
The decline in accrued warranty over the periods presented is attributable to improved product quality and better project execution, as well as the expiration of warranty periods for certain specific exposures related to discontinued products.
12. Restructuring and Related Charges
To better align its resources with its growth strategies and reduce the cost structure, the Company commits to restructuring plans as necessary. The Company initiated a Voluntary Separation Plan (“VSP”) during the year ended September 30, 2016, that continued throughout the year ended September 30, 2017 and concluded during the six months ended March 31, 2018. The VSP plan includes severance payments to employees as a result of streamlining business operations for efficiency, elimination of redundancies, and reorganizing business processes. In addition, the Company has undertaken various other restructuring initiatives, including the wind-down of the Company’s operations in Italy, restructuring of the Company’s operations in Australia, consolidation of functional support structures on a global basis, and consolidation of the Singaporean research and development center. The table below sets forth the amounts accrued for the restructuring components and related activity:

	Year Ended September 30,
	2018	2017	2016
Balance at beginning of the period	$3,542	$13,217	$1,814
Restructuring charges related to VSP	312	20,098	16,859
Charges related to other initiatives	10,773	12,294	13,100
Write-off charge and other non‑cash activity	(663)	(727)	(166)
Cash payments	(13,280)	(41,432)	(18,403)
Other adjustments	26	92	13
Balance at end of the period	$710	$3,542	$13,217

The balances for accrued restructuring liabilities at September 30, 2018 and 2017, are recorded in Accrued expenses and other liabilities on the Consolidated Balance Sheets. Restructuring charges primarily represent severance charges. The Company expects to pay the remaining amounts accrued as of September 30, 2018 during the first half of 2019. The table below sets forth the location of restructuring charges recorded on the Consolidated Statements of Operations:

	Year Ended September 30,
	2018	2017	2016
Cost of product sales and services	$3,897	$14,574	$14,611
General and administrative expense	5,438	8,604	8,045
Sales and marketing expense	908	8,727	5,591
Research and development expense	606	487	1,712
Other expense	236	—	—
	$11,085	$32,392	$29,959
The Company continues to evaluate restructuring activities that may result in additional charges in the future. As a result of the two-segment reporting structure that was implemented on October 1, 2018, the Company expects to incur $17 million to $22 million of restructuring charges over the next two fiscal years (see Footnote 24 - Subsequent Events).
13. Employee Benefit Plans
Defined Benefit Plans
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

The changes in projected benefit obligations, plan assets and the funded status of the UK and German defined benefit plans as of and for the years ended September 30, 2018 and 2017, respectively, are as follows:

	2018	2017
Change in projected benefit obligation
Projected benefit obligation at prior year measurement date	$34,803	$36,944
Service cost	933	1,137
Interest cost	466	606
Actuarial (gains) losses	76	(5,486)
Benefits paid from company assets	(294)	(127)
Foreign currency exchange impact	(443)	1,729
Projected benefit obligation at measurement date	35,541	34,803
Change in plan assets
Fair value of assets at prior year measurement date	25,055	24,186
Actual return on plan assets	145	(368)
Benefits paid	(271)	(25)
Employer contribution	211	225
Foreign currency exchange impact	(557)	1,037
Fair value of assets at measurement date	24,583	25,055
Funded status and amount recognized in assets and liabilities	$(10,958)	$(9,748)
Amount recognized in assets and liabilities
Other non‑current assets	$2,558	$1,618
Other non‑current liabilities	$(13,516)	$(11,366)
Amount recognized in accumulated other comprehensive loss, before taxes
Actuarial loss	$5,607	$5,373
The following table provides summary information for the German plan where the projected benefit obligation and accumulated benefit obligation are in excess of plan assets:

	September 30, 2018	September 30, 2017
Projected benefit obligation	$27,181	$25,061
Accumulated benefit obligation	$24,864	$22,607
Fair value of plan assets	$13,665	$13,695
The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year indicated as well as net periodic pension cost for the following year. The discount rate is based on settling the obligation with high grade, high yield corporate bonds, and the rate of compensation increase is based upon actual experience. The expected return on assets is based on historical performance as well as expected future rates of return on plan assets considering the current investment portfolio mix and the long‑term investment strategy.

	2018	2017
Discount rate	1.90% - 2.97%	2.00% ‑ 2.95%
Expected long‑term rate of return on plan assets	.90% - 3.12%	.90% ‑ 3.15%
Salary scale	2.25% - 4.58%	2.25% ‑ 4.90%
Pension increases	1.00% - 3.46%	1.00% ‑ 3.30%
The Plan trustees for the UK and German pension plans have established investment policies and strategies. In 2016, the UK Pension Committee established and implemented a liability driven investment approach to take advantage of, and seeking to protect, its well‑funded status. The current German investment strategy is to maintain cash reserves.

Through a trust arrangement, the German plan assets are held in cash at a German bank.
The actual overall asset allocation for the UK pension plan as compared to the investment policy goals as of September 30, 2018 was as follows by asset category:

	2018 Actual	2018 Target
Equity	51.3%	23.5%
Index‑linked gilts	29.0%	76.5%
Cash	19.7%	—%
Pension expense for the German and UK plans were as follows:

	Year Ended September 30,
	2018	2017	2016
Service cost	$933	$1,137	$829
Interest cost	742	606	728
Expected return on plan assets	(470)	(476)	(481)
Amortization of actuarial losses	299	797	128
Pension expense for defined benefit plans	$1,504	$2,064	$1,204
Benefits expected to be paid to participants of the plans are as follows:

2019	$171
2020	263
2021	346
2022	613
2023	595
Five years thereafter	4,538
Total	$6,526
Defined Contribution Plans
The Company maintains a defined contribution 401(k) plan, which covers all U.S.-based employees who meet minimum age and length of service requirements. Plan participants can elect to defer pre-tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company matches 100% of eligible participants’ deferrals that do not exceed 6% of their pay (subject to limitations imposed by the Internal Revenue Code). The Company’s matching contributions were $12,955, $13,026 and $12,382 for the years ended September 30, 2018, 2017 and 2016, respectively.
The majority of the UK employees participated in a defined contribution plan maintained by the Company. For the years ended September 30, 2018, 2017 and 2016, contributions made to the Company’s plan were $707, $739 and $821, respectively.
Deferred Compensation
    On April 1, 2014, the Company adopted a non-qualified deferred compensation plan for certain highly compensated employees. The Plan matches on a dollar-for-dollar basis, up to the first 6% of a participants’ pay. The Company’s obligation under the plan represents an unsecured promise to pay benefits in the future. In the event of bankruptcy or insolvency of the Company, assets of the plan would be available to satisfy the claims of general creditors. To increase the security of the participants’ deferred compensation plan benefits, the Company has established and funded a grantor trust (known as a rabbi trust). The rabbi trust is specifically designed so that assets are available to pay plan benefits to participants in the event the Company is unwilling or unable to pay the plan benefits for any reason other than bankruptcy or insolvency. As a result, the Company is prevented from withdrawing or accessing assets for corporate needs. Plan participants choose to receive a return on their account balances equal to the return on the various investment options. The rabbi trust assets are primarily invested in mutual funds and insurance contracts of which the rabbi trust is the owner and beneficiary.

Health Benefit Plan
The Company maintains a qualified employee health benefit plan in the U.S. and is self‑funded by the Company with respect to claims up to a certain amount. The plan requires contributions from eligible employees and their dependents.
14. Income Taxes
For financial reporting purposes, income (loss) before income taxes includes the following components:

	Year Ended September 30,
	2018	2017	2016
United States	$(8,613)	$12,833	$(1,941)
Foreign	17,879	994	(3,422)
Income (loss) before income taxes	$9,266	$13,827	$(5,363)
The components of income tax (expense) benefit were as follows:

	Year Ended September 30,
	2018	2017	2016
Current:
Federal	$—	$(876)	$—
State	(911)	—	(678)
Foreign	(6,703)	(5,268)	(2,143)
	(7,614)	(6,144)	(2,821)
Deferred:
Federal	6,311	(2,350)	18,638
State	(209)	(421)	1,402
Foreign	130	1,498	1,175
	6,232	(1,273)	21,215
Total income tax (expense) benefit	$(1,382)	$(7,417)	$18,394
For the year ended September 30, 2018, the U.S. federal statutory rate of 24.5% is a blended rate based upon the number of days in fiscal 2018 that the company will be taxed at the former statutory rate of 35.0% and the number of days that it will be taxed at the new rate of 21.0%.

A reconciliation of income tax (expense) benefit and the amount computed by applying the blended statutory federal income tax rate of 24.5% for the year ended September 30, 2018 and 35% for the years ended September 30, 2017 and 2016 to income from operations before income taxes was as follows:

	Year Ended September 30,
	2018	2017	2016
Income tax (expense) benefit at the federal statutory rate of 24.5%	$(2,270)	$(4,839)	$1,877
State and local income taxes, net of federal tax benefit	(1,053)	(34)	(791)
Foreign tax rate differential (local statutory rates ranging from 17% to 30%)	(2,389)	914	272
Nondeductible transaction costs	(1,489)	—	—
Nondeductible interest expense	(853)	(1,396)	(1,141)
Meals and entertainment expense	(553)	(649)	(601)
Nondeductible legal expenses	—	(859)	—
Other nondeductible expenses	(47)	(488)	(3)
Impact of tax rate changes	3,626	—	—
Valuation allowances	(4,218)	(2,264)	17,714
Share-based compensation in excess of accounting	5,156	—	—
Nondeductible loss on sale of subsidiary	1,131	—	—
Return-to-provision adjustments	449	895	1,043
Non-controlling interest	428	1,486	—
Net benefit of foreign R&D expenses	336	(1,060)	—
Transaction related contingent liabilities	89	—	—
Puerto Rico taxes, net of federal benefit	—	(556)	—
Contingent liabilities - warranty	—	566	—
Contingent liabilities - long term disability	—	105	236
Foreign R&D credit	—	1,165	189
Other	275	(403)	(401)
Total	$(1,382)	$(7,417)	$18,394
Annual Tax (Expense) Benefit
For the year ended September 30, 2018, tax expense differed from tax expense based on the Company’s blended U.S. federal statutory tax rate principally due to the favorable impact of the reduction of the U.S. federal tax rate which required the remeasurement of U.S. deferred tax liabilities associated with indefinite lived intangible assets and the favorable impact of current year acquisitions for which the acquired deferred tax liabilities generated a reduction in the amount of valuation allowance required against the Company’s existing U.S. and state deferred tax assets. These benefits were partially offset by an increase in tax expense on improved earnings in certain non-U.S. jurisdictions and an increase for the current year in the valuation allowance maintained on U.S. and certain non-U.S. deferred tax assets. Prior to adopting ASU 2016-09, Improvements to Employee Share-based Payment Accounting, the Company was not permitted to recognize a tax benefit for the amount that the tax deduction exceeded the related book expense with respect to share-based compensation due to being in a net operating loss position and maintaining a full valuation allowance. Upon adopting ASU 2016-09 during the three months ended December 31, 2017, the Company was required to recognize a tax benefit for the amount that the tax deduction exceeded the related book expense. As a result of the IPO and Secondary offerings undertaken during the year ended September 30, 2018, there was share activity that resulted in tax deductible amounts in excess of the related book expense. Pursuant to the new accounting standards the tax benefit was recognized, however, it was offset with a valuation allowance, and therefore, there was no net impact to the total tax expense recognized for the year ended September 30, 2018.

For the year ended September 30, 2018, the Company provided tax expense of $1,382 as compared to expense of $7,417 for the fiscal year ended September 30, 2017. This reduction in expense was primarily the result of the favorable impact of the reduction of the U.S. federal tax rate which required the remeasurement of U.S. deferred tax liabilities associated with indefinite lived intangible assets and the favorable impact of current year acquisitions for which the acquired deferred tax liabilities generated a reduction in the amount of valuation allowance required against the Company’s existing U.S. and state deferred tax assets.
For the year ended September 30, 2017, the Company provided tax expense of $7,417 as compared to a benefit of $18,394 in the fiscal year ended September 30, 2016. This change was primarily the result of an increase in the valuation allowance during the fiscal year ended September 30, 2017, compared to a decrease in valuation allowance in the fiscal year ended September 30, 2016.
Significant components of deferred tax assets and liabilities were as follows:

	September 30, 2018	September 30, 2017
Receivable allowances	$975	$362
Reserves and accruals	16,813	24,726
Inventory valuation and other assets	3,772	3,664
Investment in partnership	4,345	2,735
Foreign exchange on intercompany loans	4,632	5,681
Other deferred taxes	704	1,117
Net operating loss carryforwards	42,392	44,104
Total deferred tax assets	73,633	82,389
Goodwill	(7,231)	(7,396)
Fixed assets	(20,372)	(19,708)
Intangibles	(15,717)	(14,566)
Other deferred tax liabilities	(2,287)	(1,706)
Total deferred tax liabilities	(45,607)	(43,376)
Net deferred tax assets	28,026	39,013
Valuation allowance against net deferred tax assets	(36,683)	(48,573)
Net deferred tax liability	$(8,657)	$(9,560)
Accounting standards require that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This assessment requires significant judgement, and in making this evaluation, the Company considers all available positive and negative evidence, including the potential to carryback net operating losses and credits, the future reversal of certain taxable temporary differences, actual and forecasted results, and tax planning strategies that are both prudent and feasible. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three‑year period ended September 30, 2018. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future growth.
After considering all available evidence, both positive and negative, management determined that a valuation allowance was necessary in certain jurisdictions. As of September 30, 2018, the company maintains a full valuation allowance against its net deferred tax assets (excluding deferred tax liabilities related to indefinite lived intangibles) in the U.S., Germany, and the UK. A partial valuation allowance is maintained in the Netherlands related to deferred tax assets generated prior to the Magneto acquisition that are not expected to be realized.

A reconciliation of the valuation allowance on deferred tax assets is as follows:

	Year Ended September 30,
	2018	2017	2016
Valuation allowance beginning of period	$48,573	$47,846	$61,795
Change in assessment	—	—	—
Current year operations	(1,435)	3,398	7,498
Foreign currency and other	71	(953)	2,062
Acquisitions	(10,526)	(1,718)	(23,509)
Valuation allowance end of period	$36,683	$48,573	$47,846
The Company does not anticipate it will dispose any of its foreign subsidiaries in the foreseeable future and as such has not recorded a U.S. deferred tax asset where the tax basis exceeds the financial reporting basis of these investments. Additionally, the Company has not provided a U.S. deferred tax liability on the excess of financial reporting over tax basis of its investments.
As of September 30, 2018, 2017 and 2016, undistributed earnings of non-U.S. affiliates were approximately $36,879, $5,218 and $2,170, respectively, which are considered to be indefinitely reinvested. Upon distribution of these earnings the Company may be subject to U.S. income taxes and foreign withholding taxes. The amount of taxes that may be payable on remittance of these earnings is dependent on the tax laws and profile of the Company at that time and the availability of foreign tax credits in the year in which such earnings are remitted. Therefore, it is not practicable to estimate the amount of taxes that may be payable when these earnings are remitted in the future.
The Company utilizes the more-likely-than-not standard in recognizing a tax benefit in its financial statements. For the years ended September 30, 2018 and 2017, the Company did not have any unrecognized tax benefits, nor did it record interest or penalties associated with unrecognized tax benefits. If accrual for interest or penalties is required, it is the Company’s policy to include them as a component of income tax expense.
Tax attributes available to reduce future taxable income begin to expire as follows:

	September 30, 2018	First year of Expiration
Federal net operating loss	$155,882	September 30, 2034
State net operating loss	97,458	September 30, 2019
Foreign net operating loss	4,592	September 30, 2023
Foreign net operating loss (Germany and the UK)	13,380	Indefinitely
The Company is subject to audit in the U.S. as well as various states and foreign jurisdictions. The following table summarizes the Company’s earliest open tax years by major jurisdiction as of September 30, 2018:

Jurisdiction	Open Tax Years
United States	2014-2018
Australia	2014-2018
Canada	2014-2018
China	2015-2018
Germany	2014-2018
Netherlands	2015-2018
Singapore	2014-2018
United Kingdom	2015-2018

Effects of the Tax Cuts and Jobs Act
New tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), was enacted on December 22, 2017. ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions, January 1, 2018. Though certain key aspects of the new law are effective January 1, 2018 and have an immediate accounting effect, other significant provisions are not yet effective or may not result in accounting effects for September 30 fiscal year companies until October 1, 2018.
The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed. SAB 118 applies to measuring the impact of tax laws affecting the period of enactment, such as the change in tax rate to 21%, and does not extend to changes as part of the Tax Act that are not effective until after December 31, 2017, such as U.S. taxation of certain global intangible low-taxed income (“GILTI”).
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
Amounts recorded where accounting is complete for year ended September 30, 2018 principally relate to the reduction in the U.S. corporate income tax rate to 21%, which resulted in the Company reporting an income tax benefit of $3,641 to remeasure deferred taxes liabilities associated with indefinite lived intangible assets that will reverse at the new 21% rate. Absent this deferred tax liability, the Company is in a net deferred tax asset position that is fully offset by a valuation allowance. Though the tax effected net deferred tax asset changed, the movement was offset by movement in the valuation allowance with a net tax effect of $0.
The new law includes a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries. The Company has performed an analysis, and as a result of an expected aggregate accumulated deficit, the Company does not have a liability for the transition tax.
The Tax Act introduces other new provisions that are effective January 1, 2018 and changes how certain provisions are calculated for the year ended September 30, 2018. These provisions include additional limitations on certain meals and entertainment expenses, and the inclusion of commissions and performance-based compensation in determining the excessive compensation limitation applicable to certain employees. The Company does not expect these new provisions to have a material impact to the Company’s tax expense.
Other significant provisions that are not yet effective but may impact income taxes in future years include: an exemption from U.S. tax on dividends of future foreign earnings, a limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income, a limitation on the use of net operating losses generated after fiscal 2018 to 80% of taxable income, an incremental tax (base erosion anti-abuse tax or BEAT) on excessive amounts paid to foreign related parties, and an income inclusion for foreign earnings in excess of 10% of the foreign subsidiaries tangible assets (GILTI). The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its Consolidated Financial Statements for the year ended September 30, 2018.
15. Share-Based Compensation
The Company designs equity compensation plans to attract and retain employees while also aligning employees’ interests with the interests of the Company’s shareholders. In addition, members of the Company’s Board of Directors (the

“Board”) participate in equity compensation plans in connection with their service on the Company’s Board.
The Company established the Evoqua Water Technologies Corp. Stock Option Plan (the “Stock Option Plan”) shortly after the acquisition date of January 16, 2014. The plan allows certain management employees and the Board to purchase shares in Evoqua Water Technologies Corp. Under the Stock Option Plan, the number of shares available for award was 11,083. As of September 30, 2018, there were approximately 1,704 shares available for future grants, however, the Company does not currently intend to make additional grants under the Stock Option Plan.
In connection with the IPO, the Board adopted and the Company’s shareholders approved the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (the “Equity Incentive Plan”), under which equity awards may be made in the respect of 5,100 shares of common stock of the Company. Under the Equity Incentive Plan, awards may be granted in the form of options, restricted stock, restricted stock units (“RSU”), stock appreciation rights, dividend equivalent rights, share awards and performance-based awards (including performance share units and performance-based restricted stock). As of September 30, 2018, there were approximately 3,706 shares available for grants under the Equity Incentive Plan.
Option awards are granted at various times during the year, vest ratably at 25% per year, and are exercisable at the time of vesting. The options granted have a ten-year contractual term.
    A summary of the stock option activity for the year ended September 30, 2018 is presented below:

(In thousands, except per share amounts)	Options	Weighted Average Exercise Price/Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2017	9,060	$5.18	7.5 years
Granted	1,380	$20.94
Exercised	(1,303)	$4.8
Forfeited	(164)	$10.37
Expired	—	—
Outstanding at September 30, 2018	8,973	$7.57	6.9 years	$95,864
Options exercisable at September 30, 2018	5,638	$4.94	6.2 years	$72,362
Options vested and expected to vest at September 30, 2018	8,893	$7.48	6.9 years	$95,651
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options of the date of exercise) during the year ended September 30, 2018 was $23,553. During the year ended September 30, 2018, $19 was received from the exercise of stock options. The remaining stock options exercised during the year ended September 30, 2018 were effected though a cashless net exercise.

A summary of the status of the Company's nonvested stock options as of and for the years ended September 30, 2018, 2017 and 2016 is presented below.

	2018		2017		2016
(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share	Shares	Weighted Average Grant Date Fair Value/Share	Shares	Weighted Average Grant Date Fair Value/Share
Nonvested at beginning of period	4,300	$1.36	5,931	$1.15	6,840	$0.95
Granted	1,380	$7.91	1,039	$2.12	1,221	$1.97
Vested	(2,180)	$1.20	(2,002)	$1.23	(1,891)	$0.94
Forfeited	(165)	$3.27	(668)	$1.00	(239)	$1.23
Nonvested at end of period	3,335	$4.11	4,300	$1.36	5,931	$1.15
The total fair value of options vested during the year was $2,623, $2,514 and $1,786 for the years ended September 30, 2018, 2017 and 2016, respectively.
Restricted Stock Units
In addition to the establishment of the Equity Incentive Plan, in connection with the IPO, the Company entered into RSU agreements with each of the executive officers and certain other key members of management. Pursuant to the RSU agreements, recipients received, in the aggregate 1,197 stock-settled RSUs, the aggregate value of which equals $25,000. The RSUs will vest and settle in full upon the second anniversary of the IPO (the “Vesting Date”), subject to the grantee’s continued employment with the Company or any of its subsidiaries through the Vesting Date; provided, however, that in the event that a Change in Control (as defined in the RSU agreements) occurs prior to the Vesting Date, the RSUs will vest and settle in full upon the date of such Change in Control, subject to the grantee’s continued employment with the Company or any of its subsidiaries through the Change in Control date. In the event that the grantee’s employment is terminated for any reason prior to the Vesting Date, the grantee will forfeit each of his or her RSUs for no consideration as of the date of such termination of employment; provided, that, if the grantee’s employment is terminated without Cause (as defined in the RSU agreement) prior to the Vesting Date, the RSUs will vest and settle in full upon the Vesting Date as though the grantee had remained employed through such date.
RSUs have also been granted to certain employees and members of the Board as part of the Equity Incentive Plan. These RSUs vest ratably over a period of one to three years.
The following is a summary of the RSU activity for the year ended September 30, 2018.

	Shares	Weighted Average Grant Date Fair Value/Share
Outstanding at September 30, 2017	—	$—
Granted	1,224	$20.88
Forfeited	(11)	$20.88
Outstanding at September 30, 2018	1,213	$20.88
Vested and expected to vest at September 30, 2018	1,142	$20.89
Expense Measurement and Recognition
The Company recognizes share-based compensation for all current award grants and, in future periods, will recognize compensation costs for the unvested portion of previous award grants based on grant date fair values. Share-

based compensation expense was $15,742, $2,251 and $1,999 during the years ended September 30, 2018, 2017 and 2016, respectively.
Reported non cash share-based compensation expense was classified on the Consolidated Statements of Operations as shown in the following table:

	Year Ended September 30,
	2018	2017	2016
Cost of services	$80	$43	$35
General and administrative	15,662	2,208	1,964
	$15,742	$2,251	$1,999
The unrecognized compensation expense related to stock options and RSUs was $10,890 and $13,749, respectively at September 30, 2018, and is expected to be recognized over a weighted average period of 2.0 years and 1.1 years, respectively.
The Company has little historic data with respect to estimates of expected employee behaviors related to option exercises and forfeitures. As a result, in addition to Company data, the Company has used historic data from public disclosures of comparable companies which the Company believes to be representative of its own expected employee behaviors.
    The Company estimates the fair value of each stock option award on the grant date using the Black-Scholes valuation model incorporating the assumptions noted in the following table. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate.
Option valuation assumptions for options granted are as follows:

	Year Ended September 30,
	2018	2017	2016
Expected volatility	23.5% - 34.3%	25.30% ‑ 28.70%	27.50% ‑ 29.50%
Expected dividends	—	—	—
Expected term (in years)	6.0 - 6.1	6.0 - 6.1	6.1
Risk free rate	2.5% - 2.8%	1.89% ‑ 1.93%	1.01% ‑ 1.42%
Grant date fair value per share of options granted	$5.58 - $7.96	$2.13 ‑ $2.41	$36.44 ‑ $61.77
The risk‑free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. As the Company has no history with respect to volatility of share prices the expected volatility is not based on realized volatility. The Company, as permitted under ASC 718, has identified guideline public companies who are participants in the Company’s markets. The Company obtained share price trading data from the guideline companies and based their estimate of expected volatility on the implied volatility of the guideline companies. As the guideline companies are comparable in most significant respects, the Company believes they represent an appropriate basis for estimating expected volatility.

16. Other Comprehensive Loss
The components of accumulated other comprehensive (loss) were:

	September 30, 2018	September 30, 2017
Foreign currency translation loss	$(4,110)	$(616)
Pension benefit plans, net of tax benefit of $700 and $0	(4,907)	(5,373)
Total accumulated other comprehensive (loss)	$(9,017)	$(5,989)
The gains (losses) in accumulated other comprehensive (loss) by component, net of tax, for the years ended September 30, 2018, 2017 and 2016 are as follows:

	Foreign currency translation	Pension plans
Balance at September 30, 2015	$(2,238)	$(2,275)
Other comprehensive income (loss) before reclassifications	1,493	(7,779)
Amounts reclassified from accumulated other comprehensive loss related to amortization of actuarial losses	—	128
Balance at September 30, 2016	(745)	(9,926)
Other comprehensive (loss) income before reclassifications	129	4,553
Balance at September 30, 2017	(616)	(5,373)
Other comprehensive loss before reclassifications	(3,494)	167
Amounts reclassified from accumulated other comprehensive loss related to amortization of actuarial losses	—	299
Balance at September 30, 2018	$(4,110)	$(4,907)
Amounts reclassified out of other comprehensive loss related to the amortization of actuarial losses are included in pension expense.
17. Concentration of Credit Risk
The Company’s cash and cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. The Company’s trade receivables do not represent a significant concentration of credit risk at September 30, 2018 and 2017 due to the wide variety of customers and markets into which products are sold and their dispersion across geographic areas. The Company does perform ongoing credit evaluations of its customers and maintains an allowance for potential credit losses on trade receivables. As of and for the years ended September 30, 2018, 2017 and 2016, no customer accounted for more than 10% of net sales or net accounts receivable.
The Company operates predominantly in nine countries worldwide and provides a wide range of proven product brands and advanced water and wastewater treatment technologies, mobile and emergency water supply solutions and service contract options through its Industrial, Municipal, and Products segments. The Company is a multi-national business but its sales and operations are primarily in the U.S. Sales to unaffiliated customers are based on the Company locations that maintain the customer relationship and transacts the external sale.

The following tables set forth external net revenue, net of intercompany eliminations, and net asset information by region:

	Year Ended September 30,
	2018	2017	2016
Sales to external customers
United States	$1,067,636	$1,033,404	$950,229
Rest of World	271,905	214,020	186,967
Total	$1,339,541	$1,247,424	$1,137,196

	September 30, 2018	September 30, 2017
Net Assets
United States	$332,624	$187,247
Rest of World	29,392	29,328
	362,016	216,575

Long Lived Assets
United States	286,193	240,528
Rest of World	33,830	39,515
	$320,023	$280,043
18. Related‑Party Transactions
Transactions with Investors
The Company paid an advisory fee of $1,000 per quarter to AEA Investors LP (“AEA”), the private equity firm and ultimate majority shareholder. Upon the IPO, the Company stopped paying these fees to AEA and as a result, only paid $333 during the year ended September 30, 2018. In addition, the Company reimbursed AEA for normal and customary expenses incurred by AEA on behalf of the Company. The Company incurred expenses, excluding advisory fees, of $328, $288 and $377 for the years ended September 30, 2018, 2017 and 2016, respectively. The amounts owed to AEA were $0 and $38 at September 30, 2018 and 2017, respectively, and were included in Accrued expenses and other liabilities.
AEA, through two of its affiliated funds, was one of the lenders in the Incremental First Lien Facility and had a commitment of $16,218 at September 30, 2017. At September 30, 2018, AEA was no longer a lender in the Incremental First Lien Facility. Additionally, in order to facilitate the acquisition of Neptune-Benson in April, 2016, the Company received an additional $6,895 of capital contribution from AEA that was used to fund the acquisition.
Transactions with Customers and Employees
The Company also has a related party relationship with one of their customers, who is also a shareholder of the Company. The Company had sales to this customer of $3,603, $3,917 and $968, respectively, for the years ended September 30, 2018, 2017 and 2016 and was owed $3,139 and $2,367 from them at September 30, 2018 and 2017, respectively.
From time to time, the Company may facilitate the transfer of funds between employees and the Company, in connection with an employee stock purchase. As a result, the Company was due $250 from an officer of the Company as of September 30, 2016, which was repaid in full on January 31, 2017.

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
Total rent expense was $18,864, $15,267 and $11,760 for the years ended September 30, 2018, 2017 and 2016, respectively.
Future minimum aggregate rental payments under non-cancelable operating leases are as follows:

Year Ended September 30,
2019	$15,794
2020	14,138
2021	11,421
2022	8,393
2023	6,367
Thereafter	13,220
Total	$69,333
Capital Leases
The Company leases certain equipment under leases classified as capital leases. The leased equipment is depreciated on a straight line basis over the life of the lease and is included in depreciation expense on the Consolidated Statements of Operations.

The gross and net carrying values of the equipment under capital leases as of September 30, 2018 and 2017 was as follows:

	September 30, 2018	September 30, 2017
Gross carrying amount	$52,314	$43,727
Net carrying amount	31,116	30,302
The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of September 30, 2018.

Year Ended September 30,
2019	$12,067
2020	10,290
2021	6,957
2022	4,269
2023	2,096
Thereafter	813
Total	36,492
Less amount representing interest (at rates ranging from 2.15% to 4.78%)	4,365
Present value of net minimum capital lease payments	32,127
Less current installments of obligations under capital leases	12,236
Obligations under capital leases, excluding current installments	$19,891
The current installments of obligations under capital leases are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. Obligations under capital leases, excluding current installments, are included in other non-current liabilities on the Consolidated Balance Sheets.
The Company is a lessor to multiple parties. The Company purchases equipment through internal funding or bank debt equal to the fair market value of the equipment. The equipment is then leased to customers for periods ranging from five to twenty years. As of September 30, 2018, future minimum lease payments receivable under operating leases are as follows:

Year Ended September 30,
2019	$6,107
2020	7,257
2021	5,547
2022	5,395
2023	4,410
Thereafter	58,946
Future minimum lease payments	$87,662
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
As of September 30, 2018 and 2017 and the Company had letters of credit totaling $11,777 and $17,274, respectively, and surety bonds totaling $123,427 and $87,849 respectively, outstanding under the Company’s credit arrangements.  The longest maturity date of the letters of credit and surety bonds in effect as of September 30, 2018 was March 26, 2029. Additionally, as of September 30, 2018 and 2017, the Company had letters of credit totaling $857 and $901, respectively, and surety bonds totaling $2,469 and $12,970, respectively, outstanding under the Company’s prior arrangement with Siemens.
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
20. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	September 30, 2018	September 30, 2017
Salaries, wages and other benefits	$34,688	$52,116
Obligation under capital leases	12,236	9,777
Taxes, other than income	11,561	9,244
Third party commissions	5,097	6,968
Insurance liabilities	5,005	4,915
Provisions for litigation	1,137	4,715
Earn-outs related to acquisitions	770	4,304
Severance payments	710	3,542
Other	26,468	26,342
Accrued expenses and other liabilities	$97,672	$121,923
The reduction in Accrued expenses and other liabilities is primarily due to timing of cash payments for various employee-related liabilities, along with the payment of earn-outs related to acquisitions during the year ended September 30, 2018.
21. Business Segments
As of September 30, 2018, the Company had three reportable segments – Industrial, Municipal and Products. The key factors used to identify these reportable segments are the organization and alignment of the Company’s internal operations, the nature of the products and services, and customer type. The business segments are described as follows:

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
The tables below provide segment information for the periods presented and a reconciliation to total consolidated information:

	Year Ended September 30,
	2018	2017	2016
Total sales
Industrial	$737,187	$650,616	$610,824
Municipal	303,940	307,135	307,647
Products	383,015	363,927	285,258
Total sales	1,424,142	1,321,678	1,203,729
Intersegment sales
Industrial	9,047	7,211	6,632
Municipal	31,775	28,527	29,647
Products	43,779	38,516	30,254
Total intersegment sales	84,601	74,254	66,533
Sales to external customers
Industrial	728,140	643,405	604,192
Municipal	272,165	278,608	278,000
Products	339,236	325,411	255,004
Total sales	1,339,541	1,247,424	1,137,196
Earnings before interest, taxes, depreciation and amortization (EBITDA)
Industrial	166,123	149,442	129,662
Municipal	41,106	44,777	39,434
Products	68,546	77,422	55,099
Corporate	(123,069)	(124,551)	(117,751)
Total EBITDA	152,706	147,090	106,444
Depreciation and amortization
Industrial	45,198	39,488	38,266
Municipal	7,019	8,138	8,147
Products	13,181	11,513	6,387
Corporate	20,462	18,747	16,489
Total depreciation and amortization	85,860	77,886	69,289
Income (loss) from operations
Industrial	120,925	109,954	91,396
Municipal	34,087	36,639	31,287
Products	55,365	65,909	48,712
Corporate	(143,531)	(143,298)	(134,240)
Total income from operations	66,846	69,204	37,155
Interest expense	(57,580)	(55,377)	(42,518)
Income (loss) before income taxes	9,266	13,827	(5,363)
Income tax (expense) benefit	(1,382)	(7,417)	18,394
Net income	$7,884	$6,410	$13,031
Capital expenditures
Industrial	55,136	$42,659	$34,007
Products	6,311	5,586	6,113
Municipal	8,518	2,648	3,852
Corporate	10,748	6,882	3,756
Total Capital expenditures	$80,713	$57,775	$47,728

	September 30, 2018	September 30, 2017
Assets
Industrial	$461,554	$461,471
Municipal	176,622	155,698
Products	538,326	513,941
Corporate	487,115	342,199
Total assets	1,663,617	1,473,309
Goodwill
Industrial	211,362	128,190
Municipal	9,462	9,865
Products	190,522	183,858
Total goodwill	$411,346	$321,913
22. Earnings Per Share
The following table sets forth the computation of basic and diluted income from continuing operations per common share:

	Year Ended September 30,
(In thousands, except per share data)	2018	2017	2016
Numerator:
Net income attributable to Evoqua Water Technologies Corp.	$6,135	$2,163	$11,639
Denominator:
Denominator for basic net income per common share—weighted average shares	113,944	104,964	104,254
Effect of dilutive securities:
Share‑based compensation	6,221	4,724	1,907
Denominator for diluted net loss per common share—adjusted weighted average shares	120,165	109,688	106,161
Basic earnings per common share	$0.05	$0.02	$0.11
Diluted earnings per common share	$0.05	$0.02	$0.11

23. Quarterly Financial Data
(Unaudited, in thousands, except per share data)

Three months ended	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018
Revenue from product sales and services	$297,051	$333,690	$342,475	$366,326
Gross profit	88,379	107,997	102,007	106,350
Interest expense	(17,243)	(10,810)	(12,370)	(17,157)
Income tax benefit (expense)	4,410	(2,018)	(1,433)	(2,342)
Net (loss) income	(3,005)	12,980	1,035	(3,128)
Net (loss) income attributable to Evoqua Water Technologies, Corp	(3,713)	12,503	793	(3,450)
Basis (loss) earnings per common share	$(0.03)	$0.11	$0.01	$(0.03)
Diluted (loss) earnings per common share	$(0.03)	$0.10	$0.01	$(0.03)

Three months ended	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017
Revenue from product sales and services	$279,872	$299,901	$311,143	$356,508
Gross profit	82,068	94,333	100,427	122,923
Interest expense	(14,753)	(11,898)	(12,466)	(16,260)
Income tax benefit (expense)	7,095	4,812	(12,202)	(7,122)
Net (loss) income	(13,200)	4,895	1,755	12,960
Net (loss) income attributable to Evoqua Water Technologies, Corp	(13,599)	3,198	1,503	11,061
Basis (loss) earnings per common share	$(0.13)	$0.03	$0.01	$0.11
Diluted (loss) earnings per common share	$(0.13)	$0.03	$0.01	$0.10

24. Subsequent Events
Effective October 1, 2018, the Company launched an employee stock purchase plan which allows employees to purchase shares of the Company’s stock at a discounted price. These purchases will be offered twice throughout 2019, and will be paid by employees via payroll deductions over a period of six months, at which point the stock will be transferred to the employees.
On October 30, 2018, the Company announced a transition from a three-segment structure to a two-segment operating model designed to better serve the needs of customers worldwide. This new structure was effective October 1, 2018 and combines the Municipal services business with the existing Industrial segment into a new segment, Integrated Solutions and Services, a group entirely focused on engaging directly with end users. The Products segment and Municipal products businesses have been combined into a new segment, Applied Products Technologies, which is focused on developing product platforms to be sold primarily through third party channels. The Company expects to incur $17 million to $22 million of restructuring charges over the next two fiscal years as a result of this transition.
The Company entered into an interest rate cap to mitigate risks associated with variable rate debt effective November 28, 2018.  The LIBOR interest rate cap has a notional value of $600 million, is effective for a period of three years and has a strike price of 3.5%.

Evoqua Water Technologies Corp.
Supplementary Financial Information

SCHEDULE I-Evoqua Water Technologies Corp.
(Parent company only)
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2018	September 30, 2017
ASSETS
Current assets	$129	$5,873
Cash and cash equivalents	76	5,820
Prepaid and other current assets	53	53
Investment in affiliate	376,555	211,615
Total assets	$376,684	$217,488
LIABILITIES AND EQUITY
Due to affiliates	8,812	—
Other current liabilities	—	61
Total liabilities	8,812	61

Common stock, par value $0.01: authorized 1,000,000 shares; issued 115,016 shares, outstanding 113,929 shares at September 30, 2018; issued 105,359 shares, outstanding 104,949 shares at September 30, 2017	1,145	1,054
Treasury stock: 1,087 shares at September 30, 2018 and 410 shares at September 30, 2017	(2,837)	(2,607)
Additional paid‑in capital	533,435	388,986
Retained deficit	(163,871)	(170,006)
Total shareholders’ equity	367,872	217,427
Total liabilities and shareholder’s equity	$376,684	$217,488

SCHEDULE I-Evoqua Water Technologies Corp.
(Parent company only)
Condensed Statements of Operations
(In thousands)

	Year Ended September 30,
	2018	2017	2016
Other operating income	$78	$29	$—
General and administrative expense	(2,142)	—	—
Net income of subsidiaries	8,199	2,134	11,639
Income before taxes	6,135	2,163	11,639
Benefit for income taxes	—	—	—
Net income	$6,135	$2,163	$11,639

SCHEDULE 1-Evoqua Water Technologies Corp.
Condensed Statements of Changes in Cash Flows
(Parent company only)
(In thousands)

	Year Ended September 30,
	2018	2017	2016
Operating activities
Net income	$6,135	$2,163	$11,639
Adjustments to reconcile net income to net cash used in operating activities
Net income of subsidiaries	(8,199)	(2,134)	(11,639)
Changes in assets and liabilities
Due to affiliates	8,812	—	(1,721)
Accrued expenses	(61)	61	—
Prepaids and other current assets	—	256	—
New cash provided by (used in) operating activities	6,687	346	(1,721)
Investing activities
Contributed capital	(140,999)	—	(15,227)
Net cash used in investing activities	(140,999)	—	(15,227)
Financing activities
Proceeds from issuance of common stock	137,605	5,521	10,282
Stock repurchases	(230)	(1,474)	(723)
Taxes paid related to net share settlements of share-based compensation awards	(8,807)	—	—
Net cash provided by financing activities	128,568	4,047	9,559
Change in cash and cash equivalents	(5,744)	4,393	(7,389)
Cash and cash equivalents
Beginning of period	5,820	1,427	8,816
End of period	$76	$5,820	$1,427

SCHEDULE I-Evoqua Water Technologies Corp.
(Parent company only)
Notes to Financial Statements
(In thousands)
1. Basis of Presentation
Basis of Presentation
In the parent‑company‑only financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries. The Company’s share of net income (loss) of its consolidated subsidiaries is included in consolidated income (loss) using the equity method. The parent‑company‑only financial statements should be read in conjunction with the Company’s consolidated financial statements.
2. Guarantees and Restrictions
As of September 30, 2018, EWT Holdings III, Corp., a subsidiary of the Company, had $938,230 collectively of debt outstanding under the First Lien Term Loan. Under the terms of the credit agreements governing the Company’s senior secured credit facilities, EWT Holdings II, Corp. has guaranteed the payment of all principal and interest. In the event of a default under our senior secured credit facilities, certain of the Company’s subsidiaries will be directly liable to the debt holders. As of September 30, 2018, the Term Loan Facility had a maturity date of December 20, 2024. The credit agreements governing the Company’s senior secured credit facilities also include restrictions on the ability of the Company and its subsidiaries to (i) incur additional indebtedness and liens in connection therewith; (ii) pay dividends and make certain other restricted payments; (iii) effect mergers or consolidations; (iv) enter into transactions with affiliates; (v) sell or dispose of property or assets; and (vi) engage in unrelated lines of business.
3. Dividends from Subsidiaries
There were no cash dividends paid to Evoqua Water Technologies Corp. from the Company’s consolidated subsidiaries of each of the periods ended September 30, 2018, 2017 and 2016.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
        None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
            In accordance with Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018 because of the material weakness in our internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
During the year ended September 30, 2018, the Company completed four acquisitions including its acquisition of Le Groupe IsH20Top Inc. on August 31, 2018, ProAct Services Corporation and its subsidiaries on July 26, 2018, Pacific Ozone Technology, Inc (“Pacific Ozone”) on March 9, 2018 and Pure Water Solutions on January 31, 2018. Collectively, these acquisitions represented approximately 5% of the Company’s consolidated total revenues for the year ended September 30, 2018, and their assets represented approximately 11% of the Company’s consolidated total assets as of September 30, 2018. Management did not include these acquired businesses when conducting its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2018 due to the existence of the material weakness described below.
During the performance of internal control testing, control deficiencies were identified within the Company’s revenue recognition and recording process. These deficiencies related to the Company’s inability to produce sufficient documentation to support the design and operation effectiveness of the controls surrounding the recognition and recording of revenue, primarily with respect to initiation of pricing for various revenue streams, shipping term cut-off review for certain locations, and contract project reviews in certain locations. The aggregation of these control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis and therefore we concluded that the aggregation of these deficiencies represents a material weakness in the Company’s internal control over financial reporting as of September 30, 2018.
Management believes that these control deficiencies were a result of: 1) control process owners not maintaining sufficient documentation to evidence the successful operation of certain controls; 2) insufficient training of personnel involved in revenue recognition processes regarding certain technical requirements of revenue recognition; and 3) insufficient risk-assessment processes in the evaluation of control deficiencies that could impact internal control over financial reporting.
Notwithstanding the material weakness described above, management has concluded that our consolidated financial statements included in this Form 10-K fairly represent, in all material respects, the financial position, results of operations and cash flows as of, and for, the periods presented in this Form 10-K, in conformity with U.S. generally accepted accounting principles. Ernst & Young LLP has issued an unqualified opinion on our financial statements, which is included in Item 8 of this Form 10-K. Management notes that the material weakness in our internal controls did not result in any reported misstatements to the financial statements, and there were no changes to previously released financial results. Furthermore, we expect that the remediation of the deficiencies identified will be completed prior to the required auditor attestation as of September 30, 2019.
Remediation
Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, management completed substantive procedures for the year ended September 30, 2018. The Company has begun to implement changes to the design of controls to 1) ensure heavier reliance on computerized information systems for revenue transaction processes; 2) improve standard reporting requirements for review of revenue transactions to assist in consistent evidence of documentation of the performance of controls; 3) develop a training program addressing revenue recognition policies and procedures, including educating control owners concerning the principles and requirements of each control, with a focus on technical application and documentation requirements regarding control operation; and 4) develop enhanced risk assessment procedures related to the evaluation of the impact of control failures.
We believe that these actions will remediate the deficiencies identified. The deficiencies will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these deficiencies will be completed prior to the required auditor attestation as of September 30, 2019.
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation plan discussed above, there were no other changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
Our annual meeting of shareholders for the fiscal year ended September 30, 2018 (the “Annual Meeting”) has been scheduled for February 14, 2019 at 9:00 a.m., Eastern Time.
Because the Annual Meeting is our first annual meeting as a public company, pursuant to Rule 14a-8 under the Exchange Act, shareholders who wish to have a proposal considered for inclusion in our proxy materials for the Annual Meeting must ensure that such proposal is received by us no later than the close of business on December 21, 2018, which we believe is a reasonable time before we expect to begin to print and send our proxy materials to our shareholders. Any such proposals must be received at our principal executive offices by such deadline, addressed to our General Counsel and Secretary at Evoqua Water Technologies Corp., 210 Sixth Avenue, Pittsburgh, Pennsylvania 15222, and must otherwise comply with all other requirements of Rule 14a-8 under the Exchange Act. Nothing in this paragraph shall be deemed to require us to include in our proxy materials for such meeting any shareholder proposal which does not meet the requirements of the SEC in effect at the time.
In addition, in accordance with the requirements for advance notice in our amended and restated bylaws, for director nominations or other business to be brought before the Annual Meeting by a shareholder, written notice must be received at our principal executive offices no later than the close of business on December 21, 2018, addressed to our General Counsel and Secretary at Evoqua Water Technologies Corp., 210 Sixth Avenue, Pittsburgh, Pennsylvania 15222. Any such notice must comply with and contain all of the information required by our amended and restated bylaws.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth under the headings “Proposal 1 - Election of Class I Directors,” “Our Board of Directors,” “Corporate Governance and Board Matters,” “Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2018, and is incorporated herein by reference.

Evoqua has adopted a code of ethics applicable to all of our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Ethics and Business Conduct. The Code of Ethics and Business Conduct is available on our website at aqua.evoqua.com/corporate-governance. In the event that we amend or waive certain provisions of the Code of Ethics and Business Conduct applicable to our principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we will disclose the same on our website.

Item 11. Executive Compensation

The information required by this Item is set forth under the headings “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2018, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the headings “Executive Compensation,” “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2018, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

The information required by this Item is set forth under the headings “Board of Directors and Director Independence” and “Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2018, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is set forth under the headings “Proposal 5 - Ratification of the Selection of Ernst & Young LLP as our Independent Registered Public Accounting Firm,” “Independent Registered Public Accounting Firm’s Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Related Services of Independent Auditors” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2018, and is incorporated herein by reference.

Part IV

Item 15.    Exhibits, Financial Statement Schedules
(a) 1.     Financial Statements:
The following items are included in Part II, Item 8:
2.    Schedules. An index of exhibits and schedules is included below. Schedules other than those listed below have been omitted from this Annual Report on Form 10-K because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto in Part II, Item 8.
3.     Exhibits:
The following exhibits are filed or furnished as a part of this report:

Exhibit No.	Exhibit Description
2.1
Quota Sale and Purchase Agreement between Giotto Water S.r.l. and WTG Holdings Cooperatief U.A., dated April 3, 2018 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on April 6, 2018 (File No. 001-38272)).

2.2
Stock Purchase Agreement, by and among EWT Holdings III Corp., ProAct Services Corporation, the equity holders of ProAct Services Corporation, and Hammond, Kennedy, Whitney & Company, Inc. (solely in its capacity as the Sellers’ Representative under the Purchase Agreement), dated as of June 19, 2018 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on August 1, 2018 (File No. 001-38272)).

3.1
Amended and Restated Certificate of Incorporation of Evoqua Water Technologies Corp. (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

3.2
Third Amended and Restated Bylaws of Evoqua Water Technologies Corp. (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

4.1
Specimen Common Stock Certificate of Evoqua Water Technologies Corp. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.1
First Lien Credit Agreement, among EWT Holdings III Corp., as the borrower, EWT Holdings II Corp., as the parent guarantor, the financial institutions party thereto as lenders, Credit Suisse AG, as administrative agent and Credit Suisse AG, as collateral agent, dated January 15, 2014 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on October 11, 2017 (File No. 333-220785)).

10.2
Incremental Term Facility Amendment No. 1, among EWT Holdings III Corp., as the borrower, EWT Holdings II Corp., as the parent guarantor, EWT Holdings II Corp.’s indirect wholly-owned subsidiaries party thereto as guarantors, the financial institutions party thereto as lenders, Credit Suisse AG, as administrative agent and Credit Suisse AG, as collateral agent, dated April 15, 2016 (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on October 11, 2017 (File No. 333-220785)).

10.3
Amendment No. 2, among EWT Holdings III Corp., as the borrower, EWT Holdings II Corp., as the parent guarantor, EWT Holdings II Corp.’s indirect wholly-owned subsidiaries party thereto as guarantors, the financial institutions party thereto as lenders, Credit Suisse AG, as administrative agent and Credit Suisse AG, as collateral agent, dated October 28, 2016 (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on October 11, 2017 (File No. 333-220785)).

10.4
Amendment No. 3, among EWT Holdings III Corp., as the borrower, EWT Holdings II Corp., as the parent guarantor, EWT Holdings II Corp.’s indirect wholly-owned subsidiaries party thereto as guarantors, the financial institutions party thereto as lenders, Credit Suisse AG, as administrative agent and Credit Suisse AG, as collateral agent, dated March 6, 2017 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on October 11, 2017 (File No. 333-220785)).

10.5
Amendment No. 4, among EWT Holdings III Corp., as the borrower, EWT Holdings II Corp., as the parent guarantor, EWT Holdings II Corp.’s indirect wholly-owned subsidiaries party thereto as guarantors, the financial institutions party thereto as lenders, Credit Suisse AG, as administrative agent and Credit Suisse AG, as collateral agent, dated August 8, 2017 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on October 11, 2017 (File No. 333-220785)).

10.6
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

10.7
Amendment No. 6, among EWT Holdings III Corp., as borrower, EWT Holdings II Corp., as parent guarantor, the subsidiary guarantors party thereto, the financial institutions party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent, dated July 26, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 1, 2018 (File No. 001-38272)).

10.8
Second Amended and Restated Stockholders’ Agreement, among EWT Holdings I Corp., AEA Investors Fund V LP, AEA Investors Fund V-A LP, AEA Investors Fund V-B LP, AEA Investors Participant Fund V LP, AEA Investors QP Participant Fund V LP and the additional investors party thereto, dated December 11, 2014 (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.9
Second Amended and Restated Registration Rights Agreement, among Evoqua Water Technologies Corp., AEA Investors Fund V LP, AEA Investors Fund V-A LP, AEA Investors Fund V-B LP, AEA Investors Participant Fund V LP, AEA Investors QP Participant Fund V LP and the additional investors party thereto, dated October 16, 2017 (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.10
Management Agreement, among WTG Holdings I Corp., WTG Holdings III Corp. and AEA Investors LP, dated January 7, 2014 (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on October 11, 2017 (File No. 333-220785)).

10.11	†
Employment Agreement, by and between Ronald Keating and the Company, dated September 8, 2014 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.12	†
Amendment, dated September 6, 2017, to Employment Agreement, by and between Ronald Keating and the Company, dated September 8, 2014 (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.13	†
Employment Agreement, by and between Benedict J. Stas and the Company, dated February 26, 2015 (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.14	†
Amended and Restated Amendment, dated October 13, 2017, to Employment Agreement, by and between Benedict J. Stas and the Company, dated February 26, 2015 (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.15	†
Employment Agreement, by and between James Irwin and the Company, dated April 26, 2016 (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.16	†
Amendment, dated September 6, 2017, to Employment Agreement, by and between James Irwin and the Company, dated April 26, 2016 (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.17	†
Employment Agreement, by and between Rodney Aulick and the Company, dated April 14, 2014 (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.18	†
Amendment, dated September 6, 2017, to Employment Agreement, by and between Rodney Aulick and the Company, dated April 14, 2014 (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.19	†
EWT Holdings I Corp. Stock Option Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.20	†
Employment Agreement, by and between Malcolm Kinnaird and the Company, dated April 14, 2014 (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.21	†
Amendment, dated September 6, 2017, to Employment Agreement, by and between Malcolm Kinnaird and the Company, dated April 14, 2014 (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.22	†
Employment Agreement, by and between Kenneth Rodi and the Company, dated March 14, 2016 (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.23	†
Amendment, dated September 6, 2017, to Employment Agreement, by and between Kenneth Rodi and the Company, dated March 14, 2016 (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.24	†
Employment Agreement, by and between Anthony Webster and the Company, dated January 20, 2016 (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.25	†
Amended and Restated Amendment, dated October 13, 2017, to Employment Agreement, by and between Anthony Webster and the Company, dated January 20, 2016 (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.26	†
Bonus Agreement, by and between Anthony Webster and the Company, dated March 1, 2016 (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.27	†
Employment Agreement, by and between Edward N. May and the Company, dated August 22, 2014 (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.28	†
Amendment, dated September 6, 2017, to Employment Agreement, by and between Edward N. May and the Company, dated August 22, 2014 (incorporated by reference to Exhibit 10.26 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.29	†
Employment Agreement, by and between Vincent Grieco and the Company, dated September 6, 2017 (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.30	†
Employment Agreement, by and between James M. Kohosek and the Company, dated September 6, 2017 (incorporated by reference to Exhibit 10.28 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.31	†
Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.32	†
Form of 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.33	†
Form of 2017 Annual Incentive Plan (incorporated by reference to Exhibit 10.31 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.34	†
Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.35	†
Employment Agreement, by and between Snehal Desai and the Company, dated January 15, 2018 (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 filed on March 12, 2018 (File No. 333-223583)).

10.36
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 17, 2017 (File No. 333-220785)).

10.37	†
Form of Nonqualified Stock Option Agreement under the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 4, 2018 (File No. 001-38272)).

10.38	†
Form of Restricted Stock Unit Agreement under the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (Employee Form) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on April 4, 2018 (File No. 001-38272)).

10.39	†	Form of Amendment to Employment Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 22, 2018 (File No. 001-38272)).
10.40	†*	Evoqua Water Technologies Corp. Non-Employee Directors Deferred Compensation Policy (effective February 26, 2018).
21.1	*	List of subsidiaries of Evoqua Water Technologies Corp.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†    Indicates a management contract or compensatory plan or arrangement.
*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOQUA WATER TECHNOLOGIES CORP.

December 11, 2018	/s/ RONALD C. KEATING
	By:	Ronald C. Keating
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ronald C. Keating	Chief Executive Officer (Principal Executive Officer)	December 11, 2018
Ronald C. Keating

/s/ Benedict J. Stas	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 11, 2018
Benedict J. Stas

/s/ Martin Lamb	Chairman of the Board and Director	December 11, 2018
Martin Lamb

/s/ Nick Bhambri	Director	December 11, 2018
Nick Bhambri

/s/ Gary Cappeline	Director	December 11, 2018
Gary Cappeline

/s/ Judd Gregg	Director	December 11, 2018
Judd Gregg

/s/ Brian R. Hoesterey	Director	December 11, 2018
Brian R. Hoesterey

/s/ Vinay Kumar	Director	December 11, 2018
Vinay Kumar

/s/ Lynn C. Swann	Director	December 11, 2018
Lynn C. Swann

/s/ Peter M. Wilver	Director	December 11, 2018
Peter M. Wilver