Form 10-Q
period 2018-12-31
Evoqua Water Technologies Corp.
filed 2019-02-05
CIK 1604643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended
December 31, 2018
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
         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
         There were 114,122,042 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 1, 2019.

EVOQUA WATER TECHNOLOGIES CORP.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward‑looking statements by our use of forward‑looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance and statements regarding our two-segment restructuring actions and expected restructuring charges and cost savings for fiscal 2019 and beyond contained in this report are forward‑looking statements.
We have based these forward‑looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward‑looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as filed with the Securities and Exchange Commission (“SEC”) on December 11, 2018, and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Quarterly Report (“Report”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward‑looking statements, or could affect our share price. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward‑looking statements include:

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

•
other risks and uncertainties, including those listed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as filed with the SEC on December 11, 2018, and in other filings we may make from time to time with the SEC.

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

Part I - Financial Information

Item 1. Consolidated Financial Statements

Evoqua Water Technologies Corp.
Consolidated Balance Sheets
(In thousands)

	(Unaudited)
	December 31, 2018	September 30, 2018
ASSETS
Current assets	$547,914	$565,560
Cash and cash equivalents	63,166	82,365
Receivables, net	239,459	254,756
Inventories, net	162,185	134,988
Contract assets	55,648	69,147
Prepaid and other current assets	27,068	23,854
Income tax receivable	388	450
Property, plant, and equipment, net	322,310	320,023
Goodwill	408,557	411,346
Intangible assets, net	332,179	340,408
Deferred income taxes	3,842	2,438
Other non‑current assets	25,049	23,842
Total assets	$1,639,851	$1,663,617
LIABILITIES AND EQUITY
Current liabilities	$276,212	$284,719
Accounts payable	129,998	141,140
Current portion of debt	11,778	11,555
Contract liabilities	31,089	17,652
Product warranties	8,976	8,907
Accrued expenses and other liabilities	91,007	97,672
Income tax payable	3,364	7,793
Non‑current liabilities	1,016,235	1,016,882
Long‑term debt	929,476	928,075
Product warranties	3,656	3,360
Other non‑current liabilities	71,952	74,352
Deferred income taxes	11,151	11,095
Total liabilities	1,292,447	1,301,601
Commitments and Contingent Liabilities (Note 19)
Shareholders’ equity
Common stock, par value $0.01: authorized 1,000,000 shares; issued 115,048 shares, outstanding 113,943 shares at December 31, 2018; issued 115,016 shares, outstanding 113,929 shares at September 30, 2018	1,145	1,145
Treasury stock: 1,105 shares at December 31, 2018 and 1,087 shares at September 30, 2018	(2,837)	(2,837)
Additional paid‑in capital	538,013	533,435
Retained deficit	(182,002)	(163,871)
Accumulated other comprehensive loss, net of tax	(9,918)	(9,017)
Total Evoqua Water Technologies Corp. equity	344,401	358,855
Non‑controlling interest	3,003	3,161
Total shareholders’ equity	347,404	362,016
Total liabilities and shareholders’ equity	$1,639,851	$1,663,617
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Operations
(In thousands except per share data)

	Three Months Ended December 31,
	2018	2017
Revenue from product sales	$180,088	$167,124
Revenue from services	142,914	129,927
Revenue from product sales and services	323,002	297,051
Cost of product sales	(136,595)	(115,852)
Cost of services	(97,677)	(92,820)
Cost of product sales and services	(234,272)	(208,672)
Gross profit	88,730	88,379
General and administrative expense	(54,831)	(39,064)
Sales and marketing expense	(36,152)	(34,241)
Research and development expense	(4,146)	(4,653)
Total operating expenses	(95,129)	(77,958)
Other operating income	228	—
Other operating expense	(188)	(593)
Interest expense	(14,443)	(17,243)
Loss before income taxes	(20,802)	(7,415)
Income tax benefit	4,514	4,410
Net loss	(16,288)	(3,005)
Net income attributable to non‑controlling interest	442	708
Net loss attributable to Evoqua Water Technologies Corp.	$(16,730)	$(3,713)
Basic loss per common share	$(0.15)	$(0.03)
Diluted loss per common share	$(0.15)	$(0.03)
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Three Months Ended December 31,
	2018	2017
Net loss	$(16,288)	$(3,005)
Other comprehensive (loss) income
Foreign currency translation adjustments	(1,347)	(520)
Unrealized derivative gain on cash flow hedges, net of tax of $0 and $0	446	185
Total other comprehensive loss	(901)	(335)
Less: Comprehensive income attributable to non‑controlling interest	(442)	(708)
Comprehensive loss attributable to Evoqua Water Technologies Corp.	$(17,631)	$(4,048)
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Changes in Equity
(In thousands)

	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at September 30, 2017	105,359	$1,054	410	$(2,607)	$388,986	$(170,006)	$(5,989)	$5,137	$216,575
Equity based compensation expense	—	—	—	—	2,612	—	—	—	2,612
Shares of common stock issued in initial public offering, net of offering costs	8,333	83	—	—	137,522	—	—	—	137,605
Stock repurchases	—	—	18	(230)	—	—	—	—	(230)
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(500)	(500)
Net loss	—	—	—	—	—	(3,713)	—	708	(3,005)
Other comprehensive loss	—	—	—	—	—	—	(335)	—	(335)
Balance at December 31, 2017	113,692	$1,137	428	$(2,837)	$529,120	$(173,719)	$(6,324)	$5,345	$352,722
Balance at September 30, 2018	115,016	$1,145	1,087	$(2,837)	$533,435	$(163,871)	$(9,017)	$3,161	$362,016
Cumulative effect of adoption of new accounting standards	—	—	—	—	—	(1,401)	—	—	(1,401)
Equity based compensation expense	—	—	—	—	4,525	—	—	—	4,525
Issuance of common stock	11	—	—	—	68	—	—	—	68
Shares withheld related to net share settlement (including tax withholdings)	21	—	18	—	(15)	—	—	—	(15)
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(600)	(600)
Net loss	—	—	—	—	—	(16,730)	—	442	(16,288)
Other comprehensive loss	—	—	—	—	—	—	(901)	—	(901)
Balance at December 31, 2018	115,048	$1,145	1,105	$(2,837)	$538,013	$(182,002)	$(9,918)	$3,003	$347,404
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Changes in Cash Flows
(In thousands)

	Three Months Ended December 31,
	2018	2017
Operating activities
Net loss	$(16,288)	$(3,005)
Reconciliation of net loss to cash flows from operating activities:
Depreciation and amortization	23,090	19,883
Amortization of deferred financing costs (includes $0 and $2,944 write off of deferred financing fees)	556	3,842
Deferred income taxes	(766)	(3,088)
Share-based compensation	4,525	2,612
(Gain) loss on sale of property, plant and equipment	(100)	182
Foreign currency losses (gains) on intercompany loans	4,661	(1,583)
Changes in assets and liabilities
Accounts receivable	12,995	18,864
Inventories	(20,502)	(8,259)
Contract assets	7,220	1,905
Prepaids and other current assets	5,988	938
Accounts payable	(9,143)	(513)
Accrued expenses and other liabilities	(15,394)	(32,810)
Contract liabilities	12,012	9,313
Income taxes	(4,503)	(2,341)
Other non‑current assets and liabilities	(217)	(359)
Net cash provided by operating activities	4,134	5,581
Investing activities
Purchase of property, plant and equipment	(17,569)	(15,257)
Purchase of intangibles	(341)	—
Proceeds from sale of property, plant and equipment	237	387
Net cash used in investing activities	(17,673)	(14,870)
Financing activities
Issuance of debt, net of deferred issuance costs	4,022	(1,792)
Borrowings under credit facility	15,000	6,000
Repayment of debt	(17,891)	(108,663)
Repayment of capital lease obligation	(3,285)	(2,283)
Proceeds from issuance of common stock	68	137,605
Taxes paid related to net share settlements of share-based compensation awards	(15)	—
Stock repurchases	—	(230)
Cash paid for interest rate cap	(2,235)	—
Distribution to non‑controlling interest	(600)	(500)
Net cash (used in) provided by financing activities	(4,936)	30,137
Effect of exchange rate changes on cash	(724)	148
Change in cash and cash equivalents	(19,199)	20,996
Cash and cash equivalents
Beginning of period	82,365	59,254
End of period	$63,166	$80,250

See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Supplemental Disclosure of Cash Flow Information
(In thousands)

	Three Months Ended December 31,
	2018	2017
Supplemental disclosure of cash flow information
Cash paid for taxes	$1,037	$186
Cash paid for interest	$13,323	$10,749
Non‑cash investing and financing activities
Capital lease transactions	$2,584	$2,336
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Notes to Unaudited Consolidated Financial Statements
December 31, and September 30, 2018
(In thousands)
1. Description of the Company and Basis of Presentation
Background
Evoqua Water Technologies Corp. (referred to herein as the “Company” or “EWT”) was incorporated on October 7, 2013. On January 15, 2014, Evoqua Water Technologies Corp., acquired through its wholly owned entities, EWT Holdings II Corp. and EWT Holdings III Corp. (a/k/a Evoqua Water Technologies), all of the outstanding shares of Siemens Water Technologies, a group of legal entity businesses formerly owned by Siemens AG (“Siemens”). The stock purchase closed on January 15, 2014 and was effective January 16, 2014 (the “Acquisition”). The stock purchase price, net of cash received, was approximately $730,577. On November 6, 2017, the Company completed its initial public offering (“IPO”), pursuant to which an aggregate of 27,777 shares of common stock were sold, of which 8,333 were sold by the Company and 19,444 were sold by the selling shareholders, with a par value of $0.01 per share. After underwriting discounts and commissions and other expenses, the Company received net proceeds from the IPO of approximately $137,605. The Company used a portion of these proceeds to repay $104,936 of indebtedness (including accrued and unpaid interest) under EWT III’s senior secured first lien term loan facility and the remainder for general corporate purposes. The Company did not receive any proceeds from the sale of shares by the selling shareholders. On November 7, 2017, the selling shareholders sold an additional 4,167 shares of common stock as a result of the exercise in full by the underwriters of an option to purchase additional shares. On March 19, 2018, the Company completed a secondary public offering, pursuant to which 17,500 shares of common stock were sold by certain selling shareholders. On March 21, 2018, the selling shareholders sold an additional 2,625 shares of common stock as a result of the exercise in full by the underwriters of an option to purchase additional shares. The Company did not receive any proceeds from the sale of shares by the selling shareholders.
The Business
EWT provides a wide range of product brands and advanced water and wastewater treatment systems and technologies, as well as mobile and emergency water supply solutions and service contract options through its segment branch network. Headquartered in Pittsburgh, Pennsylvania, EWT is a multi‑national corporation with operations in the United States (“U.S.”), Canada, the United Kingdom (“UK”), the Netherlands, Germany, Australia, China, and Singapore.
The Company is organizationally structured into two reportable segments for the purpose of making operational decisions and assessing financial performance: (i) Integrated Solutions and Services and (ii) Applied Product Technologies.
Basis of Presentation
The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). All intercompany transactions have been eliminated. Unless otherwise specified, all dollar amounts in these notes are referred to in thousands.
The interim Unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as filed with the SEC on December 11, 2018 (“2018 Annual Report”), in preparing these Unaudited Consolidated Financial Statements, with the exception of accounting standard updates described in Note 2, “Summary of Significant Accounting Policies.” These Unaudited Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes included in our 2018 Annual Report. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Summary of Significant Accounting Policies
Fiscal Year
The Company’s fiscal year ends on September 30.
Use of Estimates
The Unaudited Consolidated Financial Statements have been prepared in conformity with GAAP and require management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Estimates are revised as additional information becomes available. Actual results could differ from these estimates.
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

Acquisitions
Acquisitions are recorded using the purchase method of accounting. The purchase price of acquisitions is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. The excess of the acquisition price over those estimated fair values is recorded as goodwill. Changes to the acquisition date preliminary fair values prior to the expiration of the measurement period, a period not to exceed 12 months from date of acquisition, are recorded as an adjustment to the associated goodwill. Contingent consideration resulting from acquisitions is recorded at its estimated fair value on the acquisition date. These obligations are revalued during each subsequent reporting period and changes in the fair value of the contingent consideration obligations can result from adjustments in the probability of achieving future development steps, sales targets and profitability and are recorded in General and administrative expenses in the Unaudited Consolidated Statements of Operations. Acquisition-related expenses and restructuring costs, if any, are recognized separately from the business combination and are expensed as incurred.
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
Beginning in the first quarter of 2019, the Company entered into an interest rate cap to mitigate risks associated with the Company’s variable rate debt. See Note 11, “Derivative Financial Instruments” for further details. The Company paid $2,235 as a premium for the interest rate cap, which is being amortized to interest expense over its three-year term using the caplet method. The Company recorded $62 of premium amortization to interest expense during the three months ended December 31, 2018.
Amortization of debt issuance costs and debt discounts/premiums included in interest expense were $494 and $848 for the three months ended December 31, 2018 and 2017, respectively.

In November 2017, the Company wrote off $1,844 of deferred financing fees related to a $100,000 prepayment of debt, then subsequently wrote off another $1,150 of fees in December of 2017 due to refinancing its First Lien Term Loan. The Company incurred another $2,131 of fees as a result of the December refinancing.
Revenue Recognition
The Company adopted Topic 606, Revenue from Contracts with Customers as of October 1, 2018, and recognizes sales of goods and services based on the five-step analysis of transactions as provided in Topic 606 which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services.
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
For certain arrangements where there is significant customization to the product, the Company recognizes revenue either over time or at a point in time. These products include large capital water treatment projects, systems and solutions for municipal and industrial applications. The nature of the contracts is generally fixed price with milestone billings. The Company now only recognizes revenue over time if the product has no alternative use and the Company has an enforceable right to payment for the performance completed to date, including a normal profit margin, in the event of termination for convenience. If these two criterion are not met, revenues from these contracts will not be recognized until construction is complete. Contract revenues and cost estimates are reviewed and revised quarterly at a minimum and the cumulative effect of such adjustments are recognized in current operations. The amount of such adjustments have not been material.
Product Warranties
Accruals for estimated expenses related to warranties are made at the time products are sold and are recorded as a component of Cost of product sales in the Unaudited Consolidated Statements of Operations. The estimated warranty obligation is based on product warranty terms offered to customers, ongoing product failure rates, material usage and service delivery costs expected to be incurred in correcting a product failure, as well as specific obligations for known failures and other currently available evidence. The Company assesses the adequacy of the recorded warranty liabilities on a regular basis and adjusts amounts as necessary.
Shipping and Handling Cost
Shipping and handling costs are included as a component of Cost of product sales.
Derivative Financial Instruments
The Company’s risk-management strategy uses derivative financial instruments to manage interest rate risk and foreign currency exchange rate risk. The Company’s objective in using interest rate derivatives is to add stability to interest expense and manage its exposure to interest rate movements. To accomplish this objective, in November 2018, the Company entered into an interest rate cap which has been designated as a cash flow hedge. The Company uses foreign currency derivative contracts in order to manage the effect of exchange fluctuations on forecasted sales and purchases that are denominated in foreign currencies. To mitigate the impact of foreign exchange rate risk, the Company entered into a series of forward contracts designated as cash flow hedges. The Company does not enter into derivatives for trading or speculative purposes. The Company accounts for derivatives and hedging activities in accordance with ASC Topic No. 815, “Derivatives and Hedging” (Topic No. 815). The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair values of derivatives that are not designated as hedges are recognized in earnings. If the derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in the hedged assets or liabilities through earnings or recognized in Accumulated other comprehensive income (loss), net of tax (“AOCI”) until the hedged item is recognized in earnings.

Income Taxes
The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are provided against deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax asset will not be realized within a reasonable time period. We assess tax positions using a two‑step process. A tax position is recognized if it meets a more‑likely‑than‑not threshold, and is measured at the largest amount of benefit that is greater than 50% percent of being realized. Uncertain tax positions are reviewed each balance sheet date.
Foreign Currency Translation and Transactions
The functional currency for the international subsidiaries is the local currency. Assets and liabilities are translated into U.S. dollars using current rates of exchange, with the resulting translation adjustments recorded in other comprehensive income/loss within shareholders’ equity. Revenues and expenses are translated at the weighted‑average exchange rate for the period, with the resulting translation adjustments recorded in the Unaudited Consolidated Statements of Operations.
Foreign currency translation losses (gains) which aggregated $4,815 and $(1,384) for the three months ended December 31, 2018 and 2017, respectively, are primarily included in General and administrative expenses in the Unaudited Consolidated Statements of Operations.
Research and Development Costs
Research and development costs are expensed as incurred. The Company recorded $4,146 and $4,653 for the three months ended December 31, 2018 and 2017, respectively.
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
Earnings (Loss) Per Share
Basic earnings (loss) per common share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed based on the weighted average number of shares of common stock, plus the effect of diluted common shares outstanding during the period using the treasury stock method. Diluted potential common shares include outstanding stock options.
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
The following provides a summary of TWO’s balance sheet as of December 31, and September 30, 2018, and summarized financial information for the three months ended December 31, 2018 and 2017.

	December 31, 2018	September 30, 2018
Current assets (includes cash of $3,304 and $3,304)	$4,922	$5,486
Property, plant and equipment	4,648	4,441
Goodwill	2,206	2,206
Other non-current assets	3	3
Total liabilities	(3,567)	(3,608)

	Three Months Ended December 31,
	2018	2017
Total revenues	$3,156	$5,989
Total operating expenses	(2,230)	(4,574)
Income from operations	$926	$1,415
Recent Accounting Pronouncements
In November 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses which clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. ASU 2018-19 will be effective for the Company for the quarter ending December 31, 2020, with early adoptions permitted. The Company is currently assessing the impact of adoption on the Company’s Unaudited Consolidated Financial Statements.
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808) Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In addition, unit-of-account guidance in Topic 808 was aligned with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. ASU 2018-18 should be applied retrospectively to the date of initial adoption of Topic 606 and is effective for the Company for the quarter ending December 31, 2020, with early adoption permitted. The Company is currently assessing the impact of adoption on the Company’s Unaudited Consolidated Financial Statements.
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes which permits the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. ASU No. 2018-16 will be effective for the Company for the quarter ending December 31, 2019 and is required to be adopted in conjunction with ASU 2017-12 (defined below) on a prospective basis. The Company does not expect the impact of adoption on the Company’s Unaudited Consolidated Financial Statements to be material.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised. ASU No. 2018-15 will be effective for the Company for the quarter ending December 31, 2020, with early adoption permitted. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently assessing the impact of adoption on the Company’s Unaudited Consolidated Financial Statements.
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
In June 2018, the FASB issued ASU 2018‑07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU No. 2018‑07 will be effective for the Company for the quarter ending December 31, 2019. The Company does not expect the impact of adoption on the Company’s Unaudited Consolidated Financial Statements to be material.
In February 2018, the FASB issued ASU 2018‑02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for a reclassification from Accumulated other comprehensive loss to Retained deficit for stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information to users of financial statements. ASU 2018-02 will be effective for the Company for the quarter ending December 31, 2019. The Company does not expect the impact of adoption on the Company’s Unaudited Consolidated Financial Statements to be material.
In August 2017, the FASB issued ASU 2017‑12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements and also made certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. ASU 2017‑12 will be effective for the Company for the quarter ending December 31, 2019. The Company does not expect the impact of adoption on the Company’s Unaudited Consolidated Financial Statements to be material.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to use a new forward-looking “expected loss” model that reflects expected credit losses, including credit losses related to trade receivables, and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates which generally will result in the earlier recognition of allowances for losses. ASU 2016-13 will be effective for the Company for the quarter ending December 31, 2020, with early adoption permitted. The Company does not expect the impact of adoption on the Unaudited Consolidated Financial Statements to be material.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU No. 2016-02 requires recognition of operating leases as lease assets and liabilities on the balance sheet, and disclosure of key information about leasing arrangements. ASU No. 2016-02 should be applied using a modified retrospective approach and will be effective for the Company for the quarter ending December 31, 2019, with early adoption permitted. Amendments to the standard were issued by the FASB in January, July and December 2018 including certain practical expedients, an amendment that provides an additional and optional transition method to adopt the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and certain narrow-scope improvements for lessors. The Company has completed its initial scoping reviews, reviewed software options necessary to meet the reporting requirements of the standard and is continuing to assess the impact adoption of this guidance will have on the Company’s Unaudited Consolidated Financial Statements.
Accounting Pronouncements Recently Adopted
The Company adopted ASU 2017‑09, Scope of Modification Accounting, which amended Accounting Standards Code Topic 718 as of October 1, 2018. The FASB issued ASU 2017‑09 to reduce the cost and complexity when applying Topic 718 and standardize the practice of applying Topic 718 to financial reporting. The ASU was not developed to fundamentally change the definition of a modification, but instead to provide guidance for what changes would qualify as a modification. This adoption did not have a material impact on the Company’s Unaudited Consolidated Financial Statements.
The Company adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, as of October 1, 2018. This ASU requires the disaggregation of the service cost component from other components of net periodic benefit cost, clarifies how to present the service cost component and other components of net benefit costs in the Unaudited Consolidated Statements of Operations and allows only the service cost component of net benefit costs to be eligible for capitalization. The adoption of this guidance did not have an impact on the Company’s Unaudited Consolidated Financial Statements and had minimal impact to the related disclosures.
The Company adopted ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, as of October 1, 2018. The purpose of this update is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The ASU requires the tax effects of all intra-entity sales of assets other than inventory to be recognized in the period in which the transaction occurs. The changes were required to be applied by means of a cumulative-effect adjustment recorded in retained earnings as of the beginning of the year of adoption. This adoption did not have a material impact on the Company’s Unaudited Consolidated Financial Statements.
The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as of October 1, 2018. ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. The Company utilized the modified retrospective approach and the cumulative effect of adoption resulted in a net decrease to opening retained earnings of $1,582 which was recognized at October 1, 2018. Based on the new guidance, the Company determined that for some of these contracts in which revenue was previously recognized over a period of time, revenue instead needs to be recognized at a point in time. This change is mainly due to the nature of certain products, which in some cases have an alternative use, and the Company’s right to payment in the event of termination for convenience. This adoption did not have a material impact on the Company’s Unaudited Consolidated Financial Statements. See Note 4, “Revenue” for further details.
3. Acquisitions and Divestitures
Acquisitions support the Company’s strategy of delivering a broad solutions portfolio with robust technology across multiple geographies and end markets. The Company continues to evaluate potential strategic acquisitions of businesses, assets and product lines and believes that capex-like, tuck-in acquisitions present a key opportunity within its overall growth strategy. During the three months ended December 31, 2018, the Company did not complete any new acquisitions.

4. Revenue
Adoption of ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)”
As discussed in Note 2, “Summary of Significant Accounting Policies” the Company adopted ASU 2014-09 on October 1, 2018, using the modified retrospective approach to those contracts that were not completed or substantially complete as of October 1, 2018. Results for the reporting period beginning after October 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 605. The Company has applied the standard to all open contracts at the date of initial application. The Company recorded a net decrease to opening retained earnings of $1,582 as of October 1, 2018 as a result of the cumulative impact of adopting Topic 606 representing the unfavorable impact to prior results had the over-time revenue recognition for some customer agreements, as discussed below, been applied. In addition, a $6,106 reduction of contract assets, along with an increase of $6,194 to work-in-process inventory and an increase of $1,773 to contract liabilities was recorded as a result of the adoption using the modified retrospective method.
The impact to the Unaudited Consolidated Statements of Operations as a result of applying Topic 606 for the quarter ended December 31, 2018 was higher Revenue from product sales and services and Cost of product sales and services of $194 and $72, respectively, as compared to what those amounts would have been under the previous revenue recognition guidance. In addition, the impact on the Consolidated Balance Sheets at December 31, 2018 was higher Inventories, net of $194 as compared to what this amount would have been under the previous guidance. Also, $72 of contract assets were recognized on the consolidated balance sheet at December 31, 2018 related to this over-time revenue recognition.
Revenue Recognition
The Company recognizes sales of goods and services based on the five-step analysis of transactions as provided in Topic 606. For all contracts with customers, the Company first identifies the contract which usually is established when the customer’s purchase order is accepted or acknowledged. Next the Company identifies the performance obligations in the contract. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The Company then determines the transaction price in the arrangement and allocates the transaction price to each performance obligation identified in the contract. The Company’s allocation of the transaction price to the performance obligations are based on the relative standalone selling prices for the goods and services contained in a particular performance obligation. The transaction price is adjusted for the Company’s estimate of variable consideration which may include discounts if the Company would fail to meet certain performance requirements, volume discounts or early payment discounts. To estimate variable consideration, the Company utilizes historical experience and known terms. Variable consideration in contracts for the three months ended December 31, 2018 was insignificant.
For sales of aftermarket parts or products with a low level of customization and engineering time, the Company recognizes revenues at the time risks and rewards of ownership pass, which is generally when products are shipped or delivered to the customer as the Company has no obligation for installation. The Company considers shipping and handling services to be fulfillment activities and as such they do not represent separate performance obligations for revenue recognition. Sales of service arrangements are recognized as the services are performed.
For certain arrangements where there is significant customization to the product and for long-term construction-type sales contracts, revenue may be recognized over time. In these instances, revenue is recognized using a measure of progress that applies an input method based on costs incurred in relation to total estimated costs. These arrangements include large capital water treatment projects, systems and solutions for municipal and industrial applications. The nature of the contracts is generally fixed price with milestone billings. In order for revenue to be recognized over a period of time, the product must have no alternative use and the Company must have an enforceable right to payment for the performance completed to date, including a normal profit margin, in the event of termination for convenience. If these two criterion are not met, revenues from these contracts will not be recognized until construction is complete. Revenues from construction-type contracts formerly recognized over time of approximately $1,027 was not be recognized during the three months ended December 31, 2018. Instead, revenues from these contracts will be recognized when construction is complete. Contract revenues and cost estimates are reviewed and revised quarterly at a minimum and the cumulative effect of such adjustments are recognized in current operations. The amount of such adjustments have not been material.

The Company has made accounting policy elections to exclude all taxes by governmental authorities from the measurement of the transaction price and that long-term construction-type sales contracts, or those contracts for products with significant customization that the total contract price is less than $100 will be recorded at the point in time when the construction is complete.
The Company has also elected the following practical expedients:
Financing component

As the Company’s standard payment terms are less than one year, the Company has elected the practical expedient not to assess whether a contract has a significant financing component.

Performance obligations

The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations if the the product has an alternative use and the Company does not have an enforceable right to payment for the performance completed to date, including a normal profit margin, in the event of termination for convenience. The Company maintains a backlog of confirmed orders of approximately $172,000 at December 31, 2018. This backlog represents the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that the majority of these performance obligations will be satisfied within the next twelve months.

The recording of assets recognized from the costs to obtain and fulfill customer contracts primarily relate to the deferral of sales commissions. The Company’s costs incurred to obtain or fulfill a contract with a customer are classified as non-current assets and amortized to expense over the period of benefit of the related revenue. These costs are recorded within Cost of product sales and services. The amount of contract costs was insignificant at December 31, 2018.
The Company offers standard warranties that generally do not represent a separate performance obligation. In certain instances, a warranty is obtained separately from the original equipment sale or the warranty provides an incremental services and as such is treated as a separate performance obligation.
Disaggregation of Revenue
In accordance with Topic 606, the Company disaggregates revenue from contracts with customers into source of revenue, segment and geographical regions. The Company determined that disaggregating revenue into these categories meets the disclosure objective in Topic 606 which is to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
Information regarding the source of revenues:

Three Months Ended December 31, 2018
Revenue from contracts with customers recognized under Topic 606	$293,004
Other (1)	29,998
Total	$323,002

(1)	Other revenue relates to revenue recognized from Topic 840, Leases, mainly attributable to long term rentals.

Information regarding revenues disaggregated by source of revenue and segment is as follows:

	Three Months Ended December 31, 2018
	Integrated Solutions and Services	Applied Product Technologies	Total
Revenue from capital projects	$43,009	$71,226	$114,235
Revenue from aftermarket	30,796	35,057	65,853
Revenue from service	136,693	6,221	142,914
Total	$210,498	$112,504	$323,002
Information regarding revenues disaggregated by geographic area is as follows:

Three Months Ended December 31,
2018
United States	$258,718
Canada	20,303
Europe	21,417
Asia	18,908
Australia	3,656
Total	$323,002
Contract Balances
The Company performs its obligations under a contract with a customer by transferring products and/or services in exchange for consideration from the customer. The Company receives payments from customers based on a billing schedule as established in its contracts.
Contract assets are recognized when the Company’s conditional right to consideration for goods or services have transferred to the customer. A conditional right indicates that additional performance obligations associated with the contract are yet to be satisfied. Contract assets are assessed separately for impairment purposes. The Company did not recognize any impairment losses on receivables or contract assets arising from its contracts with customers during the three months ended December 31, 2018. If the Company’s right to consideration from the customer is unconditional, this asset is accounted for as a receivable and presented separately from other contract assets. A right is unconditional if nothing other than the passage of time is required before payment of that consideration is due. Performance obligations that are recognized as revenue at a point in time and are billed to the customer are recognized as accounts receivable. Payment terms vary from customer to customer depending upon credit worthiness, prior payment history and other credit considerations.
Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the contract. Elements of variable consideration discussed above may be recorded as contract liabilities. In addition, progress billings and advance payments from customers for costs incurred to date are also reported as contract liabilities. Change in contract assets and liabilities are due to the Company’s performance under the contract.

The tables below provides a roll-forward of contract assets and contract liabilities balances for the periods presented:

Contract Assets (a)
Balance at September 30, 2018	$69,147
Cumulative effect of adoption of new accounting standards	(6,106)
Recognized in current period	51,567
Reclassified to accounts receivable	(59,305)
Foreign currency	345
Balance at December 31, 2018	$55,648

(a)	Excludes receivable balances which are disclosed on the Consolidated Balance Sheets.

Contract Liabilities
Balance at September 30, 2018	$17,652
Cumulative effect of adoption of new accounting standards	1,773
Recognized in current period	67,852
Amounts in beginning balance reclassified to revenue	(15,825)
Current period amounts reclassified to revenue	(40,709)
Foreign currency	346
Balance at December 31, 2018	$31,089
5. Fair Value Measurements
As of December 31, and September 30, 2018, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.
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
The following table presents the Company’s financial assets and liabilities at fair value. The fair values related to the pension plan assets are determined using net asset value (“NAV”) as a practical expedient, or by information categorized in the fair value hierarchy level based on the inputs used to determine fair value. The reported carrying amounts of deferred compensation plan assets and liabilities and debt approximate their fair values. The Company uses interest rates and other relevant information generated by market transactions involving similar instruments to fair value these assets and liabilities, therefore all are classified as Level 2 within the valuation hierarchy.

	Net Asset Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2018
Assets:
Pension plan
Cash	$—	$15,525	$—	$—
Government Securities	2,666	—	—	—
Liability Driven Investment	3,150	—	—	—
Guernsey Unit Trust	962	—	—	—
Global Absolute Return	1,949	—	—	—
Deferred compensation plan assets
Trust Assets	—	1,306	—	—
Insurance	—	—	17,711	—
Interest rate cap	—	—	780	—
Foreign currency forward contracts	—	—	136	—
Liabilities:
Pension plan	—	—	(34,925)	—
Deferred compensation plan liabilities	—	—	(21,019)	—
Long‑term debt	—	—	(923,053)	—
Foreign currency forward contracts	—	—	(193)	—
Earn-outs related to acquisitions	—	—	—	(3,050)

As of September 30, 2018
Assets:
Pension plan
Cash	$—	$15,821	$—	$—
Government Securities	3,161	—	—	—
Liability Driven Investment	2,598	—	—	—
Guernsey Unit Trust	965	—	—	—
Global Absolute Return	2,038	—	—	—
Deferred compensation plan assets
Trust Assets	—	648	—	—
Insurance	—	—	18,448	—
Foreign currency forward contracts	—	—	345	—
Liabilities:
Pension plan	—	—	(35,541)	—
Deferred compensation plan liabilities	—	—	(21,834)	—
Long‑term debt	—	—	(957,441)	—
Foreign currency forward contracts	—	—	(67)	—
Earn-outs related to acquisitions	—	—	—	(1,916)
The pension plan assets and liabilities and deferred compensation plan assets and liabilities are included in other non-current assets and other non-current liabilities at December 31, and September 30, 2018.
The Company records contingent consideration arrangements at fair value on a recurring basis and the associated balances presented as of December 31, and September 30, 2018 are earn-outs related to acquisitions. The fair value of earn-outs related to acquisitions is based on significant unobservable inputs including the achievement of certain performance metrics. Significant changes in these inputs would result in corresponding increases or decreases in the fair value of the earn-out each period until the related contingency has been resolved. Changes in the fair value of the contingent consideration obligations can result from adjustments in the probability of achieving future development steps, sales targets and profitability and are recorded in General and administrative expenses in the Unaudited Consolidated Statements of Operations.
A roll-forward of the activity in the Company’s fair value of earn-outs related to acquisitions is as follows:

	Current Portion (1)	Long-term Portion (2)	Total
Balance at September 30, 2018	$(770)	$(1,146)	$(1,916)
Fair value increase	(1,143)	—	(1,143)
Foreign currency	9	—	9
Balance at December 31, 2018	$(1,904)	$(1,146)	$(3,050)

(1)	Included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

(2)	Included in Other non‑current liabilities on the Consolidated Balance Sheets.
6. Accounts Receivable
Accounts receivable are summarized as follows:

	December 31, 2018	September 30, 2018
Accounts receivable	$243,823	$258,955
Allowance for doubtful accounts	(4,364)	(4,199)
Receivables, net	$239,459	$254,756
7. Inventories
The major classes of Inventories, net are as follows:

	December 31, 2018	September 30, 2018
Raw materials and supplies	$74,733	$69,176
Work in progress	16,555	19,461
Finished goods and products held for resale	71,812	53,786
Costs of unbilled projects	8,863	1,878
Reserves for excess and obsolete	(9,778)	(9,313)
Inventories, net	$162,185	$134,988

8. Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	December 31, 2018	September 30, 2018
Machinery and equipment	$411,306	$399,619
Land and buildings	75,472	76,459
Construction in process	66,570	60,803
	553,348	536,881
Less: accumulated depreciation	(231,038)	(216,858)
	$322,310	$320,023
Depreciation expense and maintenance and repairs expense for the three months ended December 31, 2018 and 2017 were as follows:

	Three Months Ended December 31,
	2018	2017
Depreciation expense	$15,209	$14,007
Maintenance and repair expense	6,157	5,814
9. Goodwill
Changes in the carrying amount of goodwill are as follows:

	Integrated Solutions and Services	Applied Product Technologies	Total
Balance at September 30, 2018	$224,370	$186,976	$411,346
Measurement period adjustment	112	—	112
Foreign currency translation	(2,449)	(452)	(2,901)
Balance at December 31, 2018	$222,033	$186,524	$408,557
As of December 31, and September 30, 2018, $147,861 of goodwill is deductible for tax purposes.

10. Debt
Long‑term debt consists of the following:

	December 31, 2018	September 30, 2018
First Lien Term Facility, due December 20, 2024	$935,861	$938,230
Revolving Credit Facility	—	—
Equipment Financing	15,268	11,588
Notes Payable, due August 31, 2019 to July 31, 2023	1,976	2,106
Mortgage, due June 30, 2028	1,784	1,835
Total debt	954,889	953,759
Less unamortized discount and lender fees	(13,635)	(14,129)
Total net debt	941,254	939,630
Less current portion	(11,778)	(11,555)
Total long‑term debt	$929,476	$928,075
Term Facilities and Revolving Credit Facility
On January 15, 2014, EWT Holdings III Corp. (“EWT III”), an indirect wholly-owned subsidiary of the Company, entered into a First Lien Credit Agreement and Second Lien Credit Agreement (the “Credit Agreements” or, after the prepayment and termination of the Second Lien Credit Agreement, the “First Lien Credit Agreement” or “Credit Agreement”) among EWT III, EWT Holdings II Corp., the lenders party thereto and Credit Suisse AG as administrative agent and collateral agent. The First Lien Credit Agreement provided for a seven-year term loan facility, and the Second Lien Credit Agreement provided for an eight-year term loan facility. The term loan facilities originally consisted of the “First Lien Term Loan” and “Second Lien Term Loan” in aggregate principal amounts of $505,000 and $75,000, respectively.  The First Lien Credit Agreement also made available to the Company a $75,000 revolving credit facility (the “Revolver”), which provided for a letter of credit sub-facility up to $35,000. During the year ended September 30, 2017, certain subsidiaries of the Company entered into three amendments to the First Lien Credit Agreement, which provided for, among other things, the payoff and termination of the Second Lien Term Loan, upsizes to the First Lien Term Loan, and the upsize of the Revolver.

On December 20, 2017, certain subsidiaries of the Company entered into Amendment No. 5 (the “Fifth Amendment”), among EWT III, as the borrower, certain other subsidiaries of the Company, and Credit Suisse AG, as administrative agent and collateral agent, relating to the Credit Agreement. Pursuant to the Fifth Amendment, among other things, the Existing Term Loans were refinanced with the proceeds of refinancing term loans, the maturity date was extended to December 20, 2024 from January 15, 2021 and the interest rate spreads on Term Loan borrowing were reduced to 3.00% from 3.75%. In addition, the amendment increased the revolving credit commitment and letter of credit sublimit to $125,000 and $45,000 from $95,000 and $35,000, respectively. Borrowings under the Revolver bear interest at variable rates plus a margin.

In connection with the closing of the ProAct acquisition on July 26, 2018, EWT III entered into Amendment No. 6 (the “Sixth Amendment”) to the First Lien Credit Agreement. Pursuant to the Sixth Amendment, among other things, EWT III borrowed an additional $150,000 in incremental term loans. The other terms of the Existing Credit Agreement, including rates, remain generally the same. At December 31, 2018, the interest rate on borrowings was 5.34%, comprised of 2.34% LIBOR plus the 3.0% spread. As a result of the incremental borrowings, quarterly principal payments increased from $1,991 to $2,369.
Total deferred fees related to the First Lien Term Loan were $13,635 and $14,129, net of amortization, as of December 31, and September 30, 2018, respectively. These fees were included as a contra liability to debt on the Consolidated Balance Sheets.

The Company had borrowing availability under the Revolver of $125,000 at December 31, and September 30, 2018, reduced for outstanding letter of credit guarantees. Such letter of credit guarantees are subject to a $45,000 sublimit within the Revolver. The Company’s outstanding letter of credit guarantees under this agreement aggregated approximately $14,265 and $11,777 at December 31, and September 30, 2018, respectively. The Company had no outstanding revolver borrowings as of December 31, and September 30, 2018, and unused amounts, defined as total revolver capacity less outstanding letters of credit and revolver borrowings, of $110,735 and $113,223, respectively. At December 31, and September 30, 2018, the Company had additional letters of credit of $206 and $64 issued under a separate arrangement, respectively.
  The First Lien Credit Agreement contains limitations on incremental borrowings, is subject to leverage ratios and allows for optional prepayments. Under certain circumstances beginning with the year ended September 30, 2015 results of operations, the Company may be required to remit excess cash flows as defined based upon exceeding certain leverage ratios. The Company did not exceed such ratios during the three months ended December 31, 2018, does not anticipate exceeding such ratios during the year ending September 30, 2019, and therefore does not anticipate any additional repayments during the year ending September 30, 2019.
Equipment Financing
On December 27, 2018, the Company completed an equipment financing for $4,022 at a fixed interest rate of 6.55% over a seven-year term. This seven-year financing includes monthly principal and interest payments of $46 and a balloon payment of $1,475 due at maturity. The Company had $4,022 principal outstanding under this facility at December 31, 2018.

On September 26, 2018, the Company completed an equipment financing for $2,159 at a fixed interest rate of 6.52% over a seven-year term. This seven-year financing amortizes over a 10-year period, with monthly principal and interest payments of $25 and a balloon payment of $793 due at maturity. The Company had $2,133 and $2,159 principal outstanding under this facility at December 31, and September 30, 2018, respectively.

On June 28, 2018, the Company completed an equipment financing for $3,530 at a fixed interest rate of 6.24% over a seven-year term. This seven-year financing amortizes over a 10-year period, with monthly principal and interest payments of $39 and a balloon payment of $1,330 due at maturity. The Company had $3,422 and $3,487 principal outstanding under this facility at December 31, and September 30, 2018, respectively.

On June 30, 2017, the Company completed an equipment financing for $7,100.  The Company incurred $50 of additional financing fees related to this transaction, which have been capitalized and are included as a contra liability on the balance sheet. This financing fully amortizes over the seven-year tenure and incurs interest at a rate of one-month LIBOR plus 300 basis points. This variable rate debt has been fixed at a rate of 5.08% per annum. Principal obligations are $254 per quarter. The Company had $5,663 and $5,917 principal outstanding under this facility at December 31, and September 30, 2018, respectively.

Notes Payable
As of December 31, and September 30, 2018, the Company had notes payable in an aggregate outstanding amount of $1,976 and $2,106, with interest rates ranging from 6.26% to 7.39%, and due dates ranging from August 31, 2019 to July 31, 2023. These notes are related to certain equipment related contracts and are secured by the underlying equipment and assignment of the related contracts.
Mortgage
On June 29, 2018, the Company's subsidiary MAGNETO special anodes B.V. entered into a 10-year mortgage agreement for €1,600 ($1,829) to finance a facility in the Netherlands, subject to monthly principal payments of €7 ($8) at a blended interest rate of 2.4% with maturity in June 2028. The Company had $1,784 and $1,835 principal outstanding under this facility at December 31, and September 30, 2018, respectively.

Repayment Schedule
Aggregate maturities of all long‑term debt, including current portion of long‑term debt and excluding capital lease obligations as of December 31, 2018, are presented below:

Fiscal Year
Remainder of 2019	$8,872
2020	11,764
2021	11,842
2022	11,925
2023	11,746
Thereafter	898,740
Total	$954,889
11. Derivative Financial Instruments
Interest Rate Risk Management
    The Company is subject to market risk exposure arising from changes in interest rates on our senior secured credit facilities, which bear interest at rates that are indexed against LIBOR. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to mitigate its exposure to rising interest rates. To accomplish these objectives, the Company entered into an interest rate cap, designated as a cash flow hedge, to mitigate risks associated with variable rate debt effective November 28, 2018. The LIBOR interest rate cap covers a notional amount of $600,000 of the Company’s senior secured debt, is effective for a period of three years and has a strike rate of 3.5%. Interest rate caps designated as cash flow hedges involve the receipt of stipulated amounts from a counterparty if interest rates rise above the strike rate defined in the contract. The premium paid for the interest rate cap was $2,235 and is being amortized to interest expense over its three-year term using the caplet method. The unamortized premium was $2,173 at December 31, 2018, of which $745 is included in Prepaid and other current assets and the remaining $1,428 is included in Other non‑current assets. The Company recorded $62 of premium amortization to interest expense during the three months ended December 31, 2018.
Foreign Currency Risk Management
The Company’s functional currency is the U.S. dollar. By operating internationally, the Company is subject to foreign currency risk from transactions denominated in currencies other than the U.S. dollar (“foreign currencies”). To mitigate cross-currency transaction risk, the Company analyzes significant exposures where it has receipts or payments in a currency other than the functional currency of its operations, and from time to time may strategically enter into short-term foreign currency forward contracts to lock in some or all of the cash flows associated with these transactions. The Company is also subject to currency translation risk associated with converting the foreign operations’ financial statements into U.S. dollars. The Company uses foreign currency derivative contracts in order to manage the effect of exchange fluctuations on forecasted sales and purchases that are denominated in foreign currencies. To mitigate the impact of foreign exchange rate risk, the Company entered into a series of forward contracts designated as cash flow hedges. As of December 31, 2018, the notional amount of the forward contracts held to sell foreign currencies was $20,791.
Credit Risk Management
The counterparties to the Company’s derivative contracts are highly rated financial institutions. The Company regularly reviews the creditworthiness of its financial counterparties and does not expect to incur a significant failure of any counterparties to perform under any agreements. The Company is not subject to any obligations to post collateral under derivative instrument contracts. The Company records all derivative instruments on a gross basis in the Consolidated Balance Sheets. Accordingly, there are no offsetting amounts that net assets against liabilities.

Derivatives Designated as Cash Flow Hedges
The Company accounts for derivatives and hedging activities in accordance with ASC Topic No. 815, “Derivatives and Hedging” (Topic No. 815). As required by Topic No. 815, the Company records all derivatives on the balance sheet at fair value and adjusts to market on a quarterly basis. The Company’s interest rate cap is valued based on readily observable market inputs, such as quotations on interest rates and LIBOR yield curves at the reporting date. The Company’s foreign currency forward contracts are valued based on quoted forward foreign exchange prices and spot rates at the reporting date. For a derivative that is designated as a cash flow hedge, changes in the fair value of the derivative are recognized in AOCI to the extent the derivative is effective at offsetting the changes in the cash flows being hedged until the hedged item affects earnings. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings in the Unaudited Consolidated Statements of Operations. The Company recorded no hedge ineffectiveness during the three months ended December 31, 2018. The Company does not use derivative financial instruments for trading or speculative purposes.
The following represents the fair value recorded for derivatives designated as cash flow hedges for the periods presented:

		Asset Derivatives
	Balance Sheet Location	December 31, 2018	September 30, 2018
Interest rate cap	Prepaid and other current assets	780	—
Foreign currency forward contracts	Prepaid and other current assets	75	282

		Liability Derivative
	Balance Sheet Location	December 31, 2018	September 30, 2018
Foreign currency forward contracts	Accrued expenses and other current liabilities	$193	$67
The following represents the amount of gain (loss) recognized in AOCI (net of tax) during the periods presented:

	Three Months Ended December 31,
	2018	2017
Interest rate cap	$780	$—
Foreign currency forward contracts	(334)	185
Based on the fair value amounts of the Company’s cash flow hedges at December 31, 2018, the Company expects that approximately $79 of pre-tax net losses will be reclassified from AOCI into earnings during the next twelve months. The amount ultimately realized, however, will differ as exchange rates vary and the underlying contracts settle. In addition, $745 of caplet amortization will be amortized into interest expense during the next twelve months.

Derivatives Not Designated as Cash Flow Hedges
The following represents the fair value recorded for derivatives not designated as cash flow hedges for the periods presented:

		Asset Derivative
	Balance Sheet Location	December 31, 2018	September 30, 2018
Foreign currency forward contracts	Prepaid and other current assets	$61	$63
12. Product Warranties
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
A reconciliation of the activity related to the accrued warranty, including both the current and long‑term portions, is as follows:

	Three Months Ended December 31,
	2018	2017
Balance at beginning of the period	$12,267	$17,274
Warranty provision for sales	1,673	1,522
Settlement of warranty claims	(1,428)	(2,563)
Foreign currency translation and other	120	71
Balance at end of the period	$12,632	$16,304
13. Restructuring and Related Charges
To better align its resources with its growth strategies and reduce the cost structure, the Company commits to restructuring plans as necessary. The Company has undertaken various restructuring initiatives, including the wind-down of the Company’s operations in Italy, restructuring of the Company’s operations in Australia, consolidation of functional support structures on a global basis, and consolidation of the Singaporean research and development center.

On October 30, 2018, the Company announced a transition from a three-segment structure to a two-segment operating model designed to better serve the needs of customers worldwide. This new structure was effective October 1, 2018 and combined the Municipal services business with the former Industrial segment into a new segment, Integrated Solutions and Services, a group entirely focused on engaging directly with end users. The former Products segment and Municipal products businesses have been combined into a new segment, Applied Product Technologies, which is focused on developing product platforms to be sold primarily through third party channels. The Company expects to incur $17 million to $22 million of restructuring charges over the next two fiscal years as a result of this transition.

The table below sets forth the amounts accrued for the restructuring components and related activity:

	Three Months Ended December 31,
	2018	2017
Balance at beginning of the period	$710	$3,542
Restructuring charges related to two-segment realignment	1,945	—
Restructuring charges related to other initiatives	989	4,126
Write off charge and other non‑cash activity	(5)	(244)
Cash payments	(2,664)	(5,498)
Other adjustments	(16)	1
Balance at end of the period	$959	$1,927
The balances for accrued restructuring liabilities at December 31, and September 30, 2018, are recorded in Accrued expenses and other liabilities on the Consolidated Balance Sheets. Restructuring charges primarily represent severance charges. The Company expects to pay the remaining amounts accrued as of December 31, 2018 during the first half of 2019.
The table below sets forth the location of amounts recorded above on the Unaudited Consolidated Statements of Operations:

	Three Months Ended December 31,
	2018	2017
Cost of product sales and services	$698	$1,396
General and administrative expense	2,033	1,879
Sales and marketing expense	203	552
Research and development expense	—	299
	$2,934	$4,126
The Company continues to evaluate restructuring activities that may result in additional charges in the future.
14. Employee Benefit Plans
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

The components of net periodic benefit cost for the plans were as follows:

	Three Months Ended December 31,
	2018	2017
Service cost	$217	$233
Interest cost	119	118
Expected return on plan assets	(30)	(31)
Amortization of actuarial losses	96	76
Pension expense for defined benefit plans	$402	$396
The components of pension expense, other than the service cost component which is included in General and administrative expense, are included in the line item Other operating expense in the Unaudited Consolidated Statements of Operations.
15. Income Taxes
The income tax provision for interim periods is comprised of tax on ordinary income (loss) provided at the most recent projected annual effective tax rate (“PAETR”), adjusted for the tax effect of discrete items. Management estimates the PAETR each quarter based on the forecasted annual pretax income or (loss) of its U.S. and non-U.S. operations. The Company is required to reduce deferred tax assets by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the benefit of the deferred tax assets will not be realized in future periods. The Company also records the income tax impact of certain discrete, unusual or infrequently occurring items including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.
When a company maintains a valuation allowance in a particular jurisdiction, no net income tax expense or (benefit) will typically be provided on income (loss) for that jurisdiction on an annual basis. Jurisdictions with projected income that maintain a valuation allowance typically will form part of the projected annual effective tax rate calculation discussed above. However, jurisdictions with a projected loss for the year that maintain a valuation allowance are excluded from the projected annual effective income tax rate calculation. Instead, the income tax for these jurisdictions is computed separately.
The actual year to date income tax expense (benefit) is the product of the most current projected annual effective income tax rate and the actual year to date pre-tax income (loss) adjusted for any discrete tax items. The income tax expense (benefit) for a particular quarter, except for the first quarter, is the difference between the year to date calculation of income tax expense (benefit) and the year to date calculation for the prior quarter. Items unrelated to current period ordinary income or (loss) are recognized entirely in the period identified as a discrete item of tax. Discrete items generally relate to changes in tax laws, adjustments to prior period’s actual liability determined upon filing tax returns, adjustments to previously recorded reserves for uncertain tax positions, initially recording or fully reversing valuation allowances, and excess stock-based compensation deductions. The inclusion of discrete items in a particular quarter can cause the actual effective rate for that quarter to vary significantly from the PAETR.
Therefore, the actual effective income tax rate during a particular quarter can vary significantly based upon the jurisdictional mix and timing of actual earnings compared to projected annual earnings, permanent items, earnings for those jurisdictions that maintain a valuation allowance, tax associated with jurisdictions excluded from the projected annual effective income tax rate calculation and discrete items.
Annual Effective Tax Rate
The full year estimated annual effective tax rate, which excludes the impact of discrete items, was 25.8% and 15.6% as of the three months ended December 31, 2018 and 2017, respectively. For the three months ended December 31, 2018, the projected annual effective tax rate of 25.8% was higher than the U.S federal statutory rate of 21.0% primarily due to higher forecasted earnings in certain non-U.S. jurisdictions that have a higher statutory tax rate than the U.S, as well as the impact of deferred tax liabilities related to indefinite lived intangibles.
Prior and Current Period Tax Expense
The Company recognized income tax benefits of $4,514 and $4,410 on pretax losses of $20,802 and $7,415 for the three months ended December 31, 2018, and 2017 respectively. The increase in the tax benefit from the prior period was primarily driven by a higher PAETR applied against a larger loss in the current period which was mostly offset by a discrete benefit of $3,500 in the prior period related to the remeasurement of U.S. deferred tax liabilities associated with indefinite lived intangible assets for the reduction of the U.S. statutory rate from 35% to 21%.
Effects of the Tax Cuts and Jobs Act
New tax legislation, commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”), was enacted on December 22, 2017. Certain key aspects of the new law were not effective for September 30 fiscal year companies until October 1, 2018.
Significant provisions of the Tax Act include: an exemption from U.S. tax on dividends of future foreign earnings, a limitation on the current deductibility of net interest expense in excess of 30% of EBITDA determined by applying U.S. tax principles, a limitation on the use of net operating losses generated after fiscal 2018 to 80% of taxable income, an incremental tax (base erosion anti-abuse tax or “BEAT”) on excessive amounts paid to foreign related parties, and an income inclusion for foreign earnings in excess of 10% of the foreign subsidiaries tangible assets (global intangible low-taxed income or “GILTI”). The Company has elected to account for GILTI in the period in which it is incurred.
The Company continues to maintain a full valuation on U.S. federal and state net deferred tax assets (excluding the tax effects of deferred tax liabilities associated with indefinite lived intangibles) for the year ending September 30, 2019 as a result of pretax losses incurred since the Company’s inception in early 2014. Though the Company reported positive earnings for the first time in 2017, 2018 and is projecting earnings in 2019, management believes it is prudent to retain a valuation allowance until a more consistent pattern of earnings is established and net operating loss carryforwards begin to be utilized.
There are no amounts of unrecognized tax benefits recorded for the three months ended December 31, 2018 and 2017. Management does not reasonably expect any significant changes to unrecognized tax benefits within next twelve months of the reporting date.
16. Share-Based Compensation
The Company designs equity compensation plans to attract and retain employees while also aligning employees’ interests with the interests of the Company’s shareholders. In addition, members of the Company’s Board of Directors (the “Board”) participate in equity compensation plans in connection with their service on the Company’s Board.

The Company established the Evoqua Water Technologies Corp. Stock Option Plan (the “Stock Option Plan”) shortly after the acquisition date of January 16, 2014. The plan allows certain management employees and the Board to purchase shares in Evoqua Water Technologies Corp. Under the Stock Option Plan, the number of shares available for award was 11,083. As of December 31, 2018, there were approximately 1,704 shares available for future grants, however, the Company does not currently intend to make additional grants under the Stock Option Plan.
In connection with the IPO, the Board adopted and the Company's stockholders approved the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (or the “Equity Incentive Plan”), under which equity awards may be made in the respect of 5,100 shares of common stock of the Company. Under the Equity Incentive Plan, awards may be granted in the form of options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, share awards and performance-based awards (including performance share units and performance-based restricted stock). As of December 31, 2018, there were approximately 3,828 shares available for grants under the Equity Incentive Plan.

Option awards are granted at various times during the year, vest ratably at 25% per year, and are exercisable at the time of vesting. The options granted have a ten-year contractual term.

Share-based compensation expense was $4,559 during the three months ended December 31, 2018, of which $4,525 was non-cash. Share-based compensation expense was $2,612 during the three months ended December 31, 2017. The unrecognized compensation expense related to stock options and restricted stock units was $8,616 and $10,487, respectively at December 31, 2018, and is expected to be recognized over a weighted average period of 2.2 years and 0.8 years, respectively. $68 was received from the exercise of stock options during the three months ended December 31, 2018. The remaining stock options exercised during the three months ended December 31, 2018 were effected via a cashless net exercise.

    A summary of the stock option activity as of December 31, 2018 is presented below:

(In thousands, except per share amounts)	Options	Weighted Average Exercise Price/Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2018	8,973	$7.57	6.9 years	$95,864
Granted	—	—
Exercised	(31)	7.20
Forfeited	(352)	11.33
Expired	—	—
Outstanding at December 31, 2018	8,590	$7.41	6.4 years	$32,736
Options exercisable at December 31, 2018	6,275	$4.92	5.7 years	$29,383
Options vested and expected to vest at December 31, 2018	8,565	$7.38	6.4 years	$32,711

The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the three months ended December 31, 2018 was $73.

A summary of the status of the Company's non-vested stock options as of and for the three months ended December 31, 2018 is presented below.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Nonvested at beginning of period	3,335	$4.11
Granted	—	—
Vested	(669)	0.96
Forfeited	(352)	3.96
Nonvested at end of period	2,314	$5.08

The total fair value of options vested during the three months ended December 31, 2018, was $640.

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
The following is a summary of the RSU activity for the three months ended December 31, 2018.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Outstanding at September 30, 2018	1,213	$20.88
Granted	—	—
Exercised	—	—
Vested	(1)	24.25
Outstanding at Outstanding at December 31, 2018	1,212	$20.88
Employee Stock Purchase Plan
Effective October 1, 2018, the Company implemented an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s stock at a discounted price. These purchases will be offered twice throughout fiscal 2019, and will be paid by employees through payroll deductions over a period of six months, at which point the stock will be transferred to the employees. On December 21, 2018, the Company registered 11,297 shares of common stock, par value $0.01 per share, of which 5,000 are available for future issuance under the ESPP. During the three months ended December 31, 2018, the Company incurred compensation expense of $155 in salaries and wages in respect of the ESPP, representing the fair value of the discounted price of the shares.
17. Concentration of Credit Risk
The Company’s cash and cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. The Company’s trade receivables do not represent a significant concentration of credit risk at December 31, and September 30, 2018 due to the wide variety of customers and markets into which products are sold and their dispersion across geographic areas. The Company does perform ongoing credit evaluations of its customers and maintains an allowance for potential credit losses on trade receivables. As of and for the three months ended December 31, 2018 and 2017, no customer accounted for more than 10% of net sales or net accounts receivable.
The Company operates predominantly in eight countries worldwide and provides a wide range of proven product brands and advanced water and wastewater treatment technologies, mobile and emergency water supply solutions and service contract options through its Integrated Solutions and Services and Applied Product Technologies Segments. The Company is a multi-national business but its sales and operations are primarily in the U.S. Sales to unaffiliated customers are based on the Company locations that maintain the customer relationship and transacts the external sale.

18. Related‑Party Transactions
Transactions with Investors
The Company historically paid an advisory fee per quarter to AEA Investors LP (“AEA”), the private equity firm and the Company’s ultimate majority shareholder pursuant to a management agreement. Upon the IPO, the management agreement terminated and the Company stopped paying these fees to AEA and as a result, paid no fee during the three months ended December 31, 2018 and only paid $333 during the three months ended December 31, 2017. In addition, the Company reimbursed AEA for normal and customary expenses incurred by AEA on behalf of the Company. The Company incurred expenses, excluding advisory fees, of $5 and $33 in the three months ended December 31, 2018 and 2017, respectively. The Company owed no amounts to AEA at December 31, and September 30, 2018.
The Company also has a related party relationship with one of its customers, who is also a shareholder of the Company. The Company had sales to this customer of $833 and $296 during the three months ended December 31, 2018 and 2017, respectively, and was owed $3,455 and $3,139 from this customer at December 31, and September 30, 2018, respectively.
19. Commitments and Contingencies
Operating Leases
The Company occupies certain facilities and operates certain equipment and vehicles under non‑cancelable lease arrangements. Lease agreements may contain lease escalation clauses and purchase and renewal options. The Company recognizes scheduled lease escalation clauses over the course of the applicable lease term on a straight-line basis in the Unaudited Consolidated Statements of Operations.
Total rent expense was $5,562 and $3,113 for the three months ended December 31, 2018 and 2017, respectively.
Future minimum aggregate rental payments under non-cancelable operating leases are as follows:

Fiscal Year
Remainder of 2019	$12,534
2020	14,955
2021	12,021
2022	8,969
2023	6,801
Thereafter	13,257
Total	$68,537
Capital Leases
The gross and net carrying values of the equipment under capital leases as of December 31, and September 30, 2018 was as follows:

	December 31, 2018	September 30, 2018
Gross carrying amount	$53,652	$52,314
Net carrying amount	30,356	31,116
The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of December 31, 2018.

Fiscal Year
Remainder of 2019	$8,976
2020	10,413
2021	7,092
2022	4,501
2023	2,258
Thereafter	861
Total	34,101
Less amount representing interest (at rates ranging from 2.15% to 4.78%)	3,988
Present value of net minimum capital lease payments	30,113
Less current installments of obligations under capital leases	11,865
Obligations under capital leases, excluding current installments	$18,248
The current installments of obligations under capital leases are included in Accrued expenses and other liabilities. Obligations under capital leases, excluding current installments, are included in Other non-current liabilities.
The Company is a lessor to multiple parties. The Company purchases equipment through internal funding or bank debt equal to the fair market value of the equipment. The equipment is then leased to customers for periods ranging from five to twenty years. As of December 31, 2018, future minimum lease payments receivable under operating leases are as follows:

Fiscal year
Remainder of 2019	$4,185
2020	7,557
2021	5,547
2022	5,395
2023	4,410
Thereafter	58,946
Future minimum lease payments	$86,040
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
As of December 31, and September 30, 2018 and the Company had letters of credit totaling $14,265 and $11,777, respectively, and surety bonds totaling $124,721 and $123,427 respectively, outstanding under the Company’s credit arrangements.  The longest maturity date of the letters of credit and surety bonds in effect as of December 31, 2018 was March 26, 2029. Additionally, as of December 31, and September 30, 2018, the Company had letters of credit totaling $837 and $857, respectively, and surety bonds totaling $2,404 and $2,469, respectively, outstanding under the Company’s prior arrangement with Siemens.

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

20. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	December 31, 2018	September 30, 2018
Salaries, wages and other benefits	$25,513	$34,688
Obligation under capital leases	11,865	12,236
Third party commissions	9,085	5,097
Taxes, other than income	6,043	11,561
Insurance liabilities	5,503	5,005
Earn-outs related to acquisitions	1,904	770
Provisions for litigation	1,734	1,137
Severance payments	959	710
Other	28,401	26,468
	$91,007	$97,672
21. Business Segments
The Company’s operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. The key factors used to identify these reportable segments are the organization and alignment of the Company’s internal operations, the nature of the products and services, and customer type.
During the first quarter of 2019, the Company implemented changes to its organizational and management structure that resulted in changes to our operating segments for financial reporting purposes. Through the fiscal year ended September 30, 2018, the Company reported in three operating segments: Industrial, Municipal and Products. Changes in the management reporting structure during the first quarter of 2018 required an assessment to be conducted in accordance with ASC Topic 280, Segment Reporting, to determine the Company’s operating segments.
As a result of this assessment, the Company now has two reportable segments, Integrated Solutions and Services and Applied Product Technologies. Prior period information has been revised to reflect this new segment structure. The business segments are described as follows:
Integrated Solutions and Services is a group entirely focused on engaging directly with end users through direct sales with a market vertical focus. Integrated Solutions and Services provides tailored services and solutions in collaboration with our customers backed by life‑cycle services including on‑demand water, outsourced water, recycle / reuse and emergency response service alternatives to improve operational reliability, performance and environmental compliance. Key offerings within this segment also include equipment systems for industrial needs (influent water, boiler feed water, ultrahigh purity, process water, wastewater treatment and recycle / reuse), municipal services, including odor and corrosion control services and full-scale outsourcing of operations and maintenance.

Applied Product Technologies is focused on developing product platforms to be sold primarily through third party channels. This segment primarily engages in indirect sales through independent sales representatives, distributors and aftermarket channels. Applied Product Technologies provides a range of highly differentiated and scalable products and technologies specified by global water treatment designers, OEMs, engineering firms and integrators. Key offerings within this segment include filtration and separation, disinfection, wastewater solutions, anode and electrochlorination technology and aquatics technologies and solutions for the global recreational and commercial pool market.
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

	Three Months Ended December 31,
	2018	2017
Total sales
Integrated Solutions and Services	$212,277	$195,050
Applied Product Technologies	130,534	124,084
Total sales	342,811	319,134
Intersegment sales
Integrated Solutions and Services	1,779	3,144
Applied Product Technologies	18,030	18,939
Total intersegment sales	19,809	22,083
Sales to external customers
Integrated Solutions and Services	210,498	191,906
Applied Product Technologies	112,504	105,145
Total sales	323,002	297,051
Earnings before interest, taxes, depreciation and amortization (EBITDA)
Integrated Solutions and Services	41,884	45,186
Applied Product Technologies	8,851	12,049
Corporate	(34,004)	(27,524)
Total EBITDA	16,731	29,711
Depreciation and amortization
Integrated Solutions and Services	13,958	11,143
Applied Product Technologies	4,334	3,895
Corporate	4,798	4,845
Total depreciation and amortization	23,090	19,883
Operating profit (loss)
Integrated Solutions and Services	27,926	34,043
Applied Product Technologies	4,517	8,154
Corporate	(38,802)	(32,369)
Total operating (loss) profit	(6,359)	9,828
Interest expense	(14,443)	(17,243)
Loss before income taxes	(20,802)	(7,415)
Income tax benefit	4,514	4,410
Net loss	$(16,288)	$(3,005)
Capital expenditures
Integrated Solutions and Services	$13,685	$9,564
Applied Product Technologies	2,208	2,313
Corporate	1,676	3,380
Total capital expenditures	$17,569	$15,257

	December 31, 2018	September 30, 2018
Assets
Integrated Solutions and Services	$705,350	$711,622
Applied Product Technologies	678,108	677,993
Corporate	256,393	274,002
Total assets	$1,639,851	$1,663,617
Goodwill
Integrated Solutions and Services	$222,033	$224,370
Applied Product Technologies	186,524	186,976
Total goodwill	$408,557	$411,346
22. Earnings Per Share
The following table sets forth the computation of basic and diluted loss from continuing operations per common share (in thousands, except per share amounts):

	Three Months Ended December 31,
	2018	2017
Numerator:
Numerator for basic and diluted loss per common share—Net loss attributable to Evoqua Water Technologies Corp.	$(16,730)	$(3,713)
Denominator:
Denominator for basic net loss per common share—weighted average shares	113,950	109,974
Effect of dilutive securities:
Share‑based compensation	—	—
Denominator for diluted net loss per common share—adjusted weighted average shares	113,950	109,974
Basic loss attributable to Evoqua Water Technologies Corp. per common share	$(0.15)	$(0.03)
Diluted loss attributable to Evoqua Water Technologies Corp. per common share	$(0.15)	$(0.03)
Since the Company was in a net loss position for the three months ended December 31, 2018 and 2017, there was no difference between the number of shares used to calculate basic and diluted loss per share. Because of their anti-dilutive effect, 4,168 and 10,246 common share equivalents, comprised of employee stock options, have been excluded from the diluted EPS calculation for the three months ended December 31, 2018 and 2017, respectively.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the Unaudited Consolidated Financial Statements, including the notes, included in Item 1 of this Quarterly Report on Form 10-Q (this “Report”), and with our audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as filed with the SEC on December 11, 2018 (the “2018 Annual Report”). You should review the disclosures under the heading “Item 1A. Risk Factors” in the 2018 Annual Report, as well as any cautionary language in this report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless otherwise indicated or the context otherwise requires, all references to “the Company,” “Evoqua,” “Evoqua Water Technologies Corp.,” “EWT Holdings I Corp.,” “we,” “us,” “our” and similar terms refer to Evoqua Water Technologies Corp., together with its consolidated subsidiaries. Unless otherwise specified, all dollar amounts in this section are referred to in millions.
Overview and Background
We are a leading provider of mission critical water and wastewater treatment solutions, offering a broad portfolio of products, services and expertise to support industrial, municipal and recreational customers who value water. With over 200,000 installations worldwide, we hold leading positions in the industrial, commercial and municipal water treatment markets in North America. We offer a comprehensive portfolio of differentiated, proprietary technology solutions sold under a number of market‑leading and well‑established brands. We deliver and maintain these mission critical solutions through the largest service network in North America, assuring our customers continuous uptime with 86 branches as of December 31, 2018. We have an extensive service and support network, and as a result, a certified Evoqua Service Technician is generally no more than a two‑hour drive from more than 90% of our customers’ sites. We believe that the customer intimacy created through our service network is a significant competitive advantage.
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
Business Segments
On October 30, 2018, the Company announced a transition from a three-segment structure to a two-segment structure designed to better serve the needs of customers worldwide. This new structure was effective October 1, 2018. Our business is organized by customer base and offerings into two reportable segments that each draw from the same reservoir of leading technologies, shared manufacturing infrastructure, common business processes and corporate philosophies. Our reportable segments consist of: (i) our Integrated Solutions and Services and (ii) our Applied Product Technologies. The key factors used to identify these reportable segments are the organization and alignment of our internal operations, the nature of the products and services and customer type.

•
Within the Integrated Solutions and Services Segment, we primarily provide tailored solutions in collaboration with our customers backed by life‑cycle services including on‑demand water, outsourced water, recycle and reuse and emergency response service alternatives to improve operational reliability, performance and environmental compliance.

•
Within the Applied Product Technologies Segment, we provide a highly differentiated and scalable range of products and technologies specified by global water treatment designers, OEMs, engineering firms and integrators.

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
Our Existing Customer Base
We believe our strong brands, leading position in highly fragmented markets, scalable and global offerings, leading installed base and unique ability to provide complete treatment solutions will enable us to capture a larger share of our existing customers’ water treatment spend while expanding with existing and new customers into adjacent end‑markets and underpenetrated regions, including by investing in our sales force and cross‑selling to existing customers. We believe that we are uniquely positioned to further penetrate our core markets, with over 200,000 installations across over 38,000 global customers. We maintain a customer‑intimate business model with strong brand value and provide solutions‑focused offerings capable of serving a customer’s full lifecycle water treatment needs, both in current and new geographic regions.
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
Product and Technology Development
We develop our technologies through in‑house research, development and engineering and targeted tuck‑in, vertical market and geography‑expanding, technology-enhancing acquisitions. We have a reservoir of recently launched technologies and a strong pipeline of new offerings designed to provide customers with innovative, value‑enhancing solutions. Furthermore, since April 2016, we have successfully completed twelve acquisitions that expand our vertical markets and geographic reach and enhance our technologies, strengthening our existing capabilities and adding new capabilities and cross selling opportunities in areas such as mobile wastewater treatment, soil and air treatment, regenerative media filtration, anodes, UV and ozone disinfection, aerobic and anaerobic biological treatment technologies and electrochemical and electrochlorination cells. We are able to rapidly scale new technologies using our leading direct and third‑party sales channels and our relationships with key influencers, including municipal representatives, engineering firms, designers and other system specifiers. We believe our continued investment in driving penetration of our recently launched technologies, robust pipeline of new capabilities and best‑in‑class channels to market will allow us to continue to address our customer needs across the water lifecycle.
Operational Excellence
We believe that continuous improvement of our operations, processes and organizational structure is a key driver of our earnings growth. Effective October 1, 2018, we restructured our business into two operating segments, which we expect to result in cost savings in the range of $15 million to $20 million on an annualized basis once fully implemented. We have separately identified and are pursuing a number of discrete initiatives which, if successful, we expect could result in additional cost savings over the next three years. These initiatives include our ePro and supply chain improvement program to consolidate and manage global spending, our improved logistics and transportation management program, further optimizing our engineering cost structure, and capturing benefits of our Water One® platform. These improvements focus on creating value for customers through reduced lead times, improved quality and superior customer support, while also creating value for shareholders through enhanced earnings growth. Furthermore, as a result of significant investments we have made in our footprint and facilities, we believe that we have capacity to support our planned growth without commensurate increase in fixed costs.
Acquisitions and Divestitures
We believe that capex-like, tuck‑in acquisitions present a key opportunity within our overall growth strategy, which we will continue to evaluate strategically. These strategic acquisitions are expected to enable us to accelerate our growth by extending our critical mass in existing markets, as well as to expand in new geographies and new end market verticals. Our existing customer relationships, best‑in‑class channels to market and ability to rapidly commercialize technologies provide a strong platform to drive rapid growth in the businesses we acquire. To capitalize on these opportunities, we have built an experienced team dedicated to mergers and acquisitions that has, since April 2016, successfully completed twelve acquisitions that expand our vertical markets and geographic reach and enhance our technologies, with purchase prices ranging from approximately $2.0 million to approximately $283.7 million, and pre‑acquisition revenues ranging from approximately $3.1 million to approximately $55.7 million.
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
Exchange rates. The reporting currency for our Unaudited Consolidated Financial Statements is the U.S. dollar. We operate in numerous countries around the world and therefore, certain of our assets, liabilities, revenues and expenses are denominated in functional currencies other than the U.S. dollar, primarily in the euro, U.K. sterling, Chinese renminbi, Canadian dollar, Australian dollar and Singapore dollar. To prepare our Unaudited Consolidated Financial Statements we must translate those assets, liabilities, revenues and expenses into U.S. dollars at the applicable exchange rate. As a result, increases or decreases in the value of the U.S. dollar against these other currencies will affect the amount of these items recorded in our Unaudited Consolidated Financial Statements, even if their value has not changed in the functional currency. While we believe that we are not susceptible to any material impact on our results of operations caused by fluctuations in exchange rates because our operations are primarily conducted in the U.S., if we expand our foreign operations in the future, substantial increases or decreases in the value of the U.S. dollar relative to these other currencies could have a significant impact on our results of operations.
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
Revenue
Our sales are a function of sales volumes and selling prices, each of which is a function of the mix of product and service sales, and consist primarily of:

•
sales of tailored equipment systems for industrial needs (influent water, boiler feed water, ultrahigh purity, process water, wastewater treatment and recycle / reuse), municipal services, including odor and corrosion control services and full-scale outsourcing of operations and maintenance; and

•
sales of highly differentiated and scalable products and technologies specified by global water treatment designers, OEMs, engineering firms and integrators including filtration and separation, disinfection, wastewater solutions, anode and electrochlorination technology and aquatics technologies and solutions for the global recreational and commercial pool market.

Cost of Sales, Gross Profit and Gross Margin
Gross profit is determined by subtracting cost of product sales and cost of services from our product and services revenue. Gross margin measures gross profit as a percentage of our combined product and services revenue.
Cost of product sales consists of all manufacturing costs required to bring a product to a ready-for-sale condition, including direct and indirect materials, direct and indirect labor costs including benefits, freight, depreciation, information technology, rental and insurance, repair and maintenance, utilities, other manufacturing costs, warranties and third party commissions.
Cost of services primarily consists of the cost of personnel and travel for our field service, supply chain and technicians, depreciation of equipment and field service vehicles and freight costs.

Operating Expenses
Operating expenses consist primarily of general and administrative, sales and marketing and research and development expenses.
General and Administrative. General and administrative expenses (“G&A expense”) consist of fixed overhead personnel expenses associated with our service organization (including district and branch managers, customer service, contract renewals and regeneration plant management). We expect our general and administrative expenses to increase due to the anticipated growth of our business and related infrastructure.
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

•	in our management incentive compensation which is based in part on components of Adjusted EBITDA;

•	in certain calculations under our senior secured credit facilities, which use components of Adjusted EBITDA;

•	to evaluate the effectiveness of our business strategies;

•	to make budgeting decisions; and

•	to compare our performance against that of other peer companies using similar measures.
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
The following is a reconciliation of our Net loss to Adjusted EBITDA (unaudited, amounts in millions):

	Three Months Ended December 31,
	2018	2017
Net loss	$(16.3)	$(3.0)
Income tax benefit	(4.5)	(4.4)
Interest expense	14.4	17.2
Operating (loss) profit	(6.4)	9.8
Depreciation and amortization	23.1	19.9
EBITDA	16.7	29.7
Restructuring and related business transformation costs (a)	5.7	8.1
Share-based compensation (b)	4.6	2.6
Sponsor fees (c)	—	0.3
Transaction costs (d)	2.1	0.5
Other gains, losses and expenses (e)	9.3	(1.2)
Adjusted EBITDA	$38.4	$40.0

(a)	Represents:

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

(A)
$0.4 million for the three months ended December 31, 2017 (all of which is reflected as a component of Restructuring charges in Note 13, “Restructuring and Related Charges” to our Unaudited Consolidated Financial Statements included in this Report (the “Restructuring Footnote”) related to our voluntary separation plan pursuant to which approximately 220 employees accepted separation packages;

(B)	$0.5 million for the three months ended December 31, 2018, reflected as components of Cost of product sales and services (“Cost of sales”) ($0.3 million) and General and administrative e xpense (“G&A expense”) ($0.2 million) (all of which is reflected in the Restructuring Footnote); and $3.5 million for the three months ended December 31, 2017, reflected as components of Cost of sales ($1.3 million), Research and development expense (“R&D expense”) ($0.3 million), Sales and marketing expense (“S&M expense”) ($0.3 million) and G&A expense ($1.6 million) (all of which is reflected in the Restructuring Footnote) related to various other initiatives implemented to restructure and reorganize our business with the appropriate management team and cost structure); and

(C)
$1.9 million for the three months ended December 31, 2018 (all of which is reflected in the Restructuring Footnote), reflected as components of Cost of sales ($0.2 million), S&M expense ($0.2 million) and G&A expense ($1.5 million) related to the Company’s transition from a three-segment structure to a two-segment operating model designed to better serve the needs of customers worldwide. This new structure was effective October 1, 2018 and combines the Municipal services business with the existing Industrial segment into a new segment, Integrated Solutions and Services, a group entirely focused on engaging directly with end users. The Products segment and Municipal products businesses have been combined into a new segment, Applied Product Technologies, which is focused on developing product platforms to be sold primarily through third party channels. The Company expects to incur $17 million to $22 million of restructuring charges over the next two fiscal years as a result of this transition;

(ii)
legal settlement costs and intellectual property related fees associated with legacy matters prior to the AEA Acquisition, including fees and settlement costs related to product warranty litigation on MEMCOR® products and certain discontinued products ($0.4 million for the three months ended December 31, 2018, reflected as components of Cost of sales ($0.1 million) and G&A expense ($0.3 million); and $0.1 million for the three months ended December 31, 2017, primarily reflected as a component of Cost of sales);

(iii)
expenses associated with our information technology and functional infrastructure transformation following the AEA Acquisition, including activities to optimize information technology systems and functional infrastructure processes ($2.8 million for the three months ended December 31, 2018, primarily reflected as components of Cost of sales ($0.1 million) and G&A expense ($2.7 million); and $1.3 million in the three months ended December 31, 2017, primarily reflected as components of Cost of sales ($0.9 million), S&M expense ($0.1 million) and G&A expense ($0.3 million)); and

(iv)
costs incurred by us in connection with our IPO and secondary offering, including consultant costs and public company compliance costs ($0.1 million for the three months ended December 31, 2018, all reflected as a component of G&A expense; and $2.9 million for the three months ended December 31, 2017, all reflected as a component of G&A expense).

(b)
Represents non‑cash share‑based compensation expenses related to option awards. See “Note 16. Share-Based Compensation” to our Unaudited Consolidated Financial Statements included in this Report for further detail.

(c)
Represents management fees paid to AEA pursuant to the management agreement. Pursuant to the management agreement, AEA provided advisory and consulting services to us in connection with the AEA Acquisition, including investment banking, due diligence, financial advisory and valuation services. AEA also provided ongoing advisory and consulting services to us pursuant to the management agreement. In connection with the IPO, the management agreement was terminated. See “Note 18. Related-Party Transactions” to our Unaudited Consolidated Financial Statements included in this Report for further detail.

(d)
Represents expenses associated with acquisition and divestiture related activities and post‑acquisition integration costs and accounting, tax, consulting, legal and other fees and expenses associated with acquisition transactions ($2.1 million in the three months ended December 31, 2018 and $0.5 million in the three months ended December 31, 2017, respectively).

(e)	Represents:

(i)	impact of foreign exchange gains and losses ($4.7 million loss in the three months ended December 31, 2018 and $1.5 million gain in the three months ended December 31, 2017);

(ii)	expenses related to maintaining non-operational business locations ($0.5 million in the three months ended December 31, 2018 and $0.2 million in the three months ended December 31, 2017);

(iii)
expenses incurred by the Company related to the remediation of manufacturing defects caused by a third party vendor for which the Company is seeking restitution ($1.0 million for the three months ended December 31, 2018, all reflected as a component of Cost of sales); and

(iv)
charges incurred by the Company related to product rationalization in its electro-chlorination business ($3.1 million for the three months ended December 31, 2018, all reflected as a component of Cost of sales).

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated:

	Three Months Ended December 31,
	2018		2017
(In millions, except per share amounts)		% of Revenue		% of Revenue	% Variance
Revenue	$323.0	100.0%	$297.1	100.0%	8.7%
Cost of product sales and services	(234.3)	(72.5)%	(208.7)	(70.2)%	12.3%
Gross Profit	88.7	27.5%	88.4	29.8%	0.3%
General and administrative expense	(54.8)	(17.0)%	(39.1)	(13.2)%	40.2%
Sales and marketing expense	(36.2)	(11.2)%	(34.2)	(11.5)%	5.8%
Research and development expense	(4.1)	(1.3)%	(4.7)	(1.6)%	(12.8)%
Other operating income (expense), net	0.0	—%	(0.6)	(0.2)%	100.0%
Interest expense	(14.4)	(4.5)%	(17.2)	(5.8)%	(16.3)%
Loss before income taxes	(20.8)	(6.4)%	(7.4)	(2.5)%	(181.1)%
Income tax benefit	4.5	1.4%	4.4	1.5%	2.3%
Net loss	(16.3)	(5.0)%	(3.0)	(1.0)%	(443.3)%
Net income attributable to non‑controlling interest	0.4	0.1%	0.7	0.2%	(42.9)%
Net loss attributable to Evoqua Water Technologies Corp.	$(16.7)	(5.2)%	$(3.7)	(1.2)%	(351.4)%

Weighted average shares outstanding
Basic	114.0		110.0
Diluted	114.0		110.0
Loss per share
Basic	$(0.15)		$(0.03)
Diluted	$(0.15)		$(0.03)

Other financial data:
Adjusted EBITDA(1)	$38.4	11.9%	$40.0	13.5%	(4.0)%

(1)
For the definition of Adjusted EBITDA and a reconciliation to net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see “How We Assess the Performance of Our Business-Adjusted EBITDA.”

Consolidated Results
Revenues-Revenues increased $25.9 million, or 8.7%, to $323.0 million in the three months ended December 31, 2018 from $297.1 million in the three months ended December 31, 2017.
The following table provides the change in revenues from product sales and revenues from services, respectively:

	Three Months Ended December 31,
	2018		2017		% Variance
		% of Revenue		% of Revenue
Revenue from product sales	$180.1	55.8%	$167.1	56.2%	7.8%
Revenue from services	142.9	44.2%	129.9	43.7%	10.0%
	$323.0	100.0%	$297.1	100.0%	8.7%
Revenues from product sales increased $13.0 million, or 7.8%, to $180.1 million in the three months ended December 31, 2018 from $167.1 million in the three months ended December 31, 2017. The increase was primarily due to the growth in aftermarket product revenues of $11.9 million period-over-period in addition to revenues from the acquisitions of Pure Water, Pacific Ozone, ProAct and Isotope which accounted for $1.8 million of the increase. These increases were offset somewhat by impacts of foreign currency.
Revenues from services increased $13.0 million, or 10.0%, to $142.9 million in the three months ended December 31, 2018 from $129.9 million in the three months ended December 31, 2017. The main driver of this increase was $13.3 million recognized from the Pure Water, ProAct and Isotope acquisitions, offset slightly by the timing of the delivery of services in other parts of the business as compared to the prior period.
Cost of Sales and Gross Margin-Total gross margin decreased to 27.5% in the three months ended December 31, 2018 from 29.8% in the three months ended December 31, 2017.
The following table provides the change in cost of product sales and cost of services, respectively, along with related gross margins:

	Three Months Ended December 31,
	2018		2017
		Gross Margin %		Gross Margin %
Cost of product sales	$(136.6)	24.2%	$(115.9)	30.6%
Cost of services	(97.7)	31.6%	(92.8)	28.6%
	$(234.3)	27.5%	$(208.7)	29.8%
Cost of product sales increased by approximately $20.7 million to $136.6 million in the three months ended December 31, 2018 from $115.9 million in the three months ended December 31, 2017. The increase in cost of product sales was primarily driven by a shift in product mix, which offset the benefit of volume leverage, and accounted for $15.4 million of the total increase. Additionally, we incurred $4.1 million of costs as a result of product rationalization in our electro-chlorination business and the remediation of manufacturing defects caused by a third party vendor. The remaining $1.2 million of the increase was related to the Pure Water, Pacific Ozone, ProAct and Isotope acquisitions.

Cost of services increased by approximately $4.9 million to $97.7 million in the three months ended December 31, 2018 from $92.8 million in the three months ended December 31, 2017. The main driver of this increase was $7.1 million recognized from the Pure Water, ProAct and Isotope acquisitions in addition to the timing of the delivery of services as compared to the prior period.
Operating Expenses-Operating expenses increased $17.1 million, or 21.9%, to $95.1 million in the three months ended December 31, 2018 from $78.0 million in the three months ended December 31, 2017. Included in the three months ended December 31, 2018 was a loss from unfavorable foreign currency impacts of $4.6 million, whereas included in the three months ended December 31, 2017 amount was a gain from favorable foreign currency impacts of $1.7 million. This change in foreign currency resulted in an increase in operating expenses of $6.3 million. Additionally, the Company incurred increased expenses of $5.2 million associated with the acquisitions of Pure Water, Pacific Ozone, ProAct and Isotope, and another $3.0 million in higher employee related costs. The increased spending in the prior period of Property, plant and equipment resulted in an increase of depreciation expense of $2.1 million. An additional $1.1 million increase was due to a change in the current estimate of certain acquisitions achieving their earn-out targets, which resulted in an increase to the fair valued amount of the earn-out recorded upon the acquisitions. These increases were offset by a continued reduction in research and development spending of $0.6 million. A discussion of operating expenses by category is as follows:
Research and Development Expense - Research and development expenses decreased due to the Company’s continued efforts to reduce spending.
Sales and Marketing Expense - Sales and marketing expenses had an increase of $2.0 million mainly due to employment related costs, in addition to an increase in depreciation expense of $0.6 million.
General and Administrative Expense - General and administrative expenses increased $15.7 million, or 40.2%, to $54.8 million in the three months ended December 31, 2018 from $39.1 million in the three months ended December 31, 2017. This increase in general and administrative expenses was primarily due to unfavorable foreign currency impacts on the intercompany loans of $6.2 million, as described above, in addition to an increase of $4.0 million from the Pure Water, Pacific Ozone, ProAct and Isotope acquisitions. The remaining increase is due to increased capital spending in prior periods which drove $1.3 million of increased depreciation expense, employee related expenses of $3.1 million, primarily due to increased share-based compensation expense, and another $1.1 million due to the earn-out adjustment mentioned above.
Other operating (expense) income-Other operating (expense) income had a slight increase of $0.6 million, or 100.0%, to income of $40.0 thousand in the three months ended December 31, 2018 from expense of $0.6 million in the three months ended December 31, 2017.
Interest Expense-Interest expense decreased $2.8 million, or 16.3%, to $14.4 million in the three months ended December 31, 2018 from $17.2 million in the three months ended December 31, 2017. The decrease in interest expense was primarily due the fees incurred in the prior period from both the $100 million prepayment of debt and the December 2017 refinancing. There were no similar transactions in the current period.
Income tax benefit-An income tax benefit of $4.5 million and $4.4 million was recorded for the three months ended December 31, 2018 and 2017, respectively. The increase in tax benefit from the prior year was primarily driven by a higher projected annual effective tax rate applied against a larger loss in the current period which was mostly offset by a discrete benefit of $3.5 million in the prior period related to the remeasurement of U.S. deferred tax liabilities associated with indefinite lived intangible assets for the reduction of the U.S. statutory rate from 35% to 21%.
Net Loss-Net loss increased by $13.3 million, or 443.3%, to $16.3 million for the three months ended December 31, 2018 from $3.0 million in the three months ended December 31, 2017. This was primarily driven by the increase in operating expenses, mainly the unfavorable change in foreign currency impacts as described above in addition. Additional contributing factors to the period over period change include other non-cash charges such as higher depreciation costs associated with capital investment and acquisitions, as well as higher stock compensation charges.
Adjusted EBITDA-Adjusted EBITDA decreased $1.6 million, or 4.0%, to $38.4 million for the three months ended December 31, 2018 from $40.0 million for the three months ended December 31, 2017. Increased revenue volume and the benefits derived from restructuring and operational efficiencies that were implemented in the current and prior fiscal year were offset by negative margins derived from a shift in product mix.
Segment Results

	Three Months Ended December 31,
	2018		2017		% Variance
		% of Revenue		% of Revenue
Revenues
Integrated Solutions and Services	$210.5	65.2%	$191.9	64.6%	9.7%
Applied Product Technologies	112.5	34.8%	105.2	35.4%	6.9%
Total Consolidated	323.0	100.0%	297.1	100.0%	8.7%
Operating profit (loss)
Integrated Solutions and Services	27.9	8.6%	34.1	11.5%	(18.2)%
Applied Product Technologies	4.5	1.4%	8.2	2.8%	(45.1)%
Corporate	(38.8)	(12.0)%	(32.5)	(10.9)%	19.4%
Total Consolidated	(6.4)	(2.0)%	9.8	3.3%	(165.3)%
EBITDA
Integrated Solutions and Services	41.9	13.0%	45.2	15.2%	(7.3)%
Applied Product Technologies	8.9	2.8%	12.1	4.1%	(26.4)%
Corporate and unallocated costs	(34.1)	(10.6)%	(27.6)	(9.3)%	23.6%
Total Consolidated	$16.7	5.2%	$29.7	10.0%	(43.8)%

Adjusted EBITDA on a segment basis is defined as earnings before interest expense, income tax expense (benefit) and depreciation and amortization, adjusted for the impact of certain other items that have been reflected at the segment level. The following is a reconciliation of our segment operating profit to Adjusted EBITDA:

	Three Months Ended December 31,
	2018		2017
	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies
Operating Profit	$27.9	$4.5	$34.1	$8.2
Depreciation and amortization	14.0	4.4	11.1	3.9
EBITDA	$41.9	$8.9	$45.2	$12.1
Restructuring and related business transformation costs (a)	0.3	0.3	—	—
Transaction costs (b)	0.5	0.7	—	—
Other losses and expenses (c)	0.2	4.1	—	—
Adjusted EBITDA (d)	$42.9	$14.0	$45.2	$12.1

(a)
Represents costs and expenses in connection with restructuring initiatives distinct to our Integrated Solutions and Services and Applied Product Technologies Segments, respectively, incurred in the three months ended December 31, 2018. Such expenses are primarily composed of severance and relocation costs.

(b)
Represents costs associated with a change in the current estimate of certain acquisitions achieving their earn-out targets, which resulted in an increase to the fair valued amount of the earn-out recorded upon the acquisitions in the three months ended December 31, 2018, distinct to our Integrated Solutions and Services and Applied Product Technologies Segments.

(c)	Represents:

(i)	expenses incurred by the Company in the three months ended December 31, 2018, distinct to our Integrated Solutions and Services Segment, related to maintaining non-operational business locations; and

(ii)
expenses incurred by the Company in the three months ended December 31, 2018, distinct to our Applied Product Technologies Segment, as a result of product rationalization in our electro-chlorination business and the remediation of manufacturing defects caused by a third party vendor for which the Company is seeking restitution.

(d)
For the definition of Adjusted EBITDA and a reconciliation to net loss, its most directly comparable financial measure presented in accordance with GAAP, see “How We Assess the Performance of Our Business-Adjusted EBITDA.”

Integrated Solutions and Services
Revenues in the Integrated Solutions and Services Segment increased $18.6 million, or 9.7%, to $210.5 million in the three months ended December 31, 2018 from $191.9 million in the three months ended December 31, 2017. The increase in revenue was driven by stronger aftermarket growth of $6.0 million. Our acquisitions of Pure Water, ProAct and Isotope resulted in another increase of $13.9 million of revenue. These increases were offset by a decline in service revenue of $1.1 million as compared to the prior year period, primarily in the power and chemical processing markets.
Operating profit in the Integrated Solutions and Services Segment decreased $6.2 million, or 18.2%, to $27.9 million in the three months ended December 31, 2018 from $34.1 million in the three months ended December 31, 2018. The profitability generated by revenue volume in the period was offset by the change in product mix driven by higher capital volumes in food and beverage and lower service volumes in power and chemical processing markets. Additionally, profitability was impacted by increased employment and benefit expenses of $3.9 million, $2.9 million from higher depreciation and amortization expense and $0.5 million due to the change in estimated earn-outs related to prior acquisitions. These impacts to profitability were partially offset by increased profit, excluding the impact of depreciation and amortization, from the Pure Water, ProAct and Isotope acquisitions of $1.1 million.
EBITDA in the Integrated Solutions and Services Segment decreased $3.3 million, or 7.3%, to $41.9 million in the three months ended December 31, 2018, compared to $45.2 million in the three months ended December 31, 2017. Adjusted EBITDA decreased $2.3 million, or 5.1%, to $42.9 million in the three months ended December 31, 2018, compared to $45.2 million in the three months ended December 31, 2017. The decrease in EBITDA resulted from the same factors which impacted operating profit, less the change in depreciation and amortization. Adjusted EBITDA in the Integrated Solutions and Services Segment excludes $0.3 million of restructuring and realignment costs incurred during the three months ended December 31, 2018, a charge of $0.5 million related to the change in the current estimate of certain acquisitions achieving their earn-out targets, which resulted in an increase to the fair valued amount of the earn-out recorded upon the acquisitions and $0.2 million related to costs incurred from inactive sites, all of which were discrete to the Integrated Solutions and Services Segment. There were no comparable charges incurred in the same period of the prior year that would impact Adjusted EBITDA for the Integrated Solutions and Services Segment.
Applied Product Technologies
Revenues in the Applied Product Technologies Segment increased $7.3 million, or 6.9%, to $112.5 million in the three months ended December 31, 2018 from $105.2 million in the three months ended December 31, 2017. This increase is mainly attributable to aftermarket revenues, which increased by $5.9 million across multiple business lines. Additionally, service revenues and sales of capital products grew by $2.0 million. The acquisition of Pacific Ozone contributed an increase in revenue of $1.2 million. These increases were offset by an unfavorable foreign currency impact of $1.8 million.
Operating profit in the Applied Product Technologies Segment decreased $3.7 million, or 45.1%, to $4.5 million in the three months ended December 31, 2018 from $8.2 million in the three months ended December 31, 2017. The decrease in operating profit was primarily due to $3.1 million of costs related to product rationalization in our electro-chlorination business and $1.0 million of costs associated with the remediation of a manufacturing defect caused by a third-party vendor. Additionally, recognized in the prior period had a benefit of $2.8 million related to warranty reductions and profit from our Italian operations, which did not reoccur in the current period. Higher depreciation impacted profitability by another $0.6 million of increased costs and $0.7 million of additional cost was due to the change in estimated amount of earn-outs expected to be paid out on prior acquisitions. These impacts to profitability were partially offset by operational leverage of $2.5 million and lower employment costs of $2.0 million.
EBITDA in the Applied Product Technologies Segment decreased $3.2 million, or 26.4%, to $8.9 million in the three months ended December 31, 2018, compared to $12.1 million in the three months ended December 31, 2017. The decrease in EBITDA resulted from the same factors which impacted operating profit, less the change in depreciation and amortization. Adjusted EBITDA increased $1.9 million, or 15.7%, to $14.0 million in the three months ended December 31, 2018, compared to $12.1 million in the three months ended December 31, 2017. Adjusted EBITDA in the Applied Product Technologies Segment excludes $4.1 million of expenses due to product rationalization in our electro-chlorination business and the remediation of manufacturing defects caused by a third party vendor, a charge of $0.7 million related to the change in the current estimate of certain acquisitions achieving their earn-out targets, which resulted in an increase to the fair valued amount of the earn-out recorded upon the acquisitions and $0.3 million of restructuring and realignment costs incurred during the three months ended December 31, 2018, all of which were discrete to the Applied Product Technologies Segment. There were no comparable charges incurred in the same period of the prior year that would impact Adjusted EBITDA for the Applied Product Technologies Segment.
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
Our principal sources of liquidity are our cash generated by operating activities and borrowings under our Revolving Credit Facility. Historically, we have financed our operations primarily from cash generated from operations and periodic borrowings under our $125.0 million Revolving Credit Facility. Our primary cash needs are for day to day operations, to pay interest and principal on our indebtedness, to fund working capital requirements and to make capital expenditures.
We expect to continue to finance our liquidity requirements through internally generated funds and borrowings under our Revolving Credit Facility. We believe that our projected cash flows generated from operations, together with borrowings under our Revolving Credit Facility are sufficient to fund our principal debt payments, interest expense, our working capital needs and our expected capital expenditures for the next twelve months. Our capital expenditures for the three months ended December 31, 2018 and 2017 were $17.6 million and $15.3 million, respectively. However, our budgeted capital expenditures can vary from period to period based on the nature of capital intensive project awards. We may draw on our Revolving Credit Facility from time to time to fund or partially fund an acquisition.
As of December 31, 2018, we had total indebtedness of $954.9 million, including $935.9 million of borrowings under the First Lien Term Loan Facility, no borrowings under our Revolving Credit Facility, $15.3 million in borrowings related to equipment financing, $2.0 million of notes payable related to certain equipment related contracts and $1.8 million related to a mortgage. We also had $14.3 million of letters of credit issued under our $125.0 million Revolving Credit Facility and an additional $0.2 million of letters of credit issued under a separate uncommitted facility as of December 31, 2018.
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

As of December 31, and September 30, 2018, we were in compliance with the covenants contained in the senior secured credit facilities.
Our indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations.
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Three months ended December 31,
(In millions)	2018	2017
Statement of Cash Flows Data
Net cash provided by operating activities	$4.1	$5.6
Net cash used in investing activities	(17.7)	(14.9)
Net cash (used in) provided by financing activities	(4.9)	30.1
Effect of exchange rate changes on cash	(0.7)	0.2
Change in cash and cash equivalents	$(19.2)	$21.0
Operating Activities
Cash flows from operating activities can fluctuate significantly from period‑to‑period as working capital needs and the timing of payments for restructuring activities and other items impact reported cash flows.
Net cash provided by operating activities decreased to a source of $4.1 million in the three months ended December 31, 2018 from a source of $5.6 million in the three months ended December 31, 2017.

•
Operating cash flows in the three months ended December 31, 2018 reflect a decrease in net earnings of $13.3 million as compared to the three months ended December 31, 2017 and decreased non‑cash charges of $10.1 million primarily relating to a reduction in deferred taxes and the foreign currency impact on the intercompany loans, partially offset by increased share-based compensation expenses.

•
The aggregate of receivables, inventories, cost and earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs incurred on uncompleted contracts used only $2.6 million in operating cash flows in the three months ended December 31, 2018 compared to a use of $21.3 million in operating cash flows in the three months ended December 31, 2017. The amount of cash flow generated from or used by the above mentioned accounts depends upon how effectively we manage our cash conversion cycle, which is a representation of the number of days that elapse from the date of purchase of raw materials and components to the collection of cash from customers. Our cash conversion cycle can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expense and other current assets, income taxes and other non current assets and liabilities provided $1.3 million in operating cash flows in the three months ended December 31, 2018 compared to a use of $1.8 million in the three months ended December 31, 2017. This is mainly due to timing of payments.

•
Accrued expenses and other liabilities used $15.4 million in operating cash flows in the three months ended December 31, 2018 compared to a use of $32.8 million in the three months ended December 31, 2017. The reduced use of operational cash flow was mainly due to higher accrued expenses at September 30, 2017 as compared to September 30, 2018, due to the IPO in November of 2017 and higher accrued employee related costs which were subsequently paid out during the three months ended December 31, 2017.
Investing Activities
Net cash used in investing activities increased $2.8 million to $17.7 million in the three months ended December 31, 2018 from $14.9 million in the three months ended December 31, 2017. This increase was largely driven by the increased spending on property, plant and equipment during the three months ended December 31, 2018.
Financing Activities
Net cash used by financing activities decreased $35.1 million to a use of $4.9 million in the three months ended December 31, 2018 from a source of $30.1 million in the three months ended December 31, 2017. This lower amount of cash provided by financing activities for the three months ended December 31, 2018 was primarily due to the $137.6 million cash received upon the issuance of stock during the IPO, partially offset by the $100.0 million prepayment of debt made in November of 2017. There were no similar activities in the current period.
Seasonality
Our business may exhibit seasonality resulting from our customers’ increasing demand for our products and services during the spring and summer months as compared to the fall and winter months. For example, our business servicing municipal customers experiences increased demand for our odor control product lines and services in the warmer months which, together with other factors, typically results in improved performance in the second half of our fiscal year. Inclement weather, such as hurricanes, droughts and floods, can also drive increased demand for our products and services. As a result, our results from operations may vary from period to period.

Off‑Balance Sheet Arrangements
As of December 31, and September 30, 2018, we had letters of credit totaling $14.5 million and $11.8 million, respectively, and surety bonds totaling $124.7 million and $123.4 million, respectively, outstanding under our credit arrangements. The longest maturity date of the letters of credit and surety bonds in effect as of December 31, 2018 was March 26, 2029. Additionally, as of December 31, and September 30, 2018, we had letters of credit totaling $0.8 million and $0.9 million, respectively, and surety bonds totaling $2.4 million and $2.5 million, respectively, outstanding under our prior arrangement with Siemens.
Critical Accounting Policies and Estimates
See Note 2, “Summary of Significant Accounting Policies” in the Unaudited Consolidated Financial Statements in Item 1 of this Report for a complete discussion of our significant accounting policies and recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
    We have market risk exposure arising from changes in interest rates on our senior secured credit facilities, which bear interest at rates that are benchmarked against LIBOR. In November 2018, the Company entered into an interest rate cap to mitigate risks associated with variable rate debt. The LIBOR interest rate cap has a notional value of $600 million, is effective for a period of three years and has a strike price of 3.5%.
Based on our overall interest rate exposure to variable rate debt outstanding as of December 31, 2018, a 1% increase or decrease in interest rates would decrease or increase income (loss) before income taxes by approximately $9.4 million.

By comparison, based on our overall interest rate exposure to variable rate debt outstanding as of December 31, 2017, a 1% increase or decrease in interest rates would have decreased or increased income (loss) before income taxes by approximately $7.9 million.
For a discussion of the Company’s exposure to market risk related to inflation, tariffs and foreign currency exchange rates, please refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as filed with the SEC on December 11, 2018.  There have been no material changes to the Company’s exposure to these market risks during the first quarter of fiscal 2019.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
           Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting related to control deficiencies within the Company’s revenue recognition and recording processes that was disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

As disclosed under Item 9A., Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, management identified a material weakness in internal control over financial reporting relating to the Company’s revenue recognition and recording process. We began implementing a remediation plan to address the material weakness mentioned above. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to September 30, 2019.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or around November 6, 2018, a purported shareholder of the Company filed a class action lawsuit in the U.S. District Court for the Southern District of New York, captioned McWilliams v. Evoqua Water Technologies Corp., et al., Case No. 1:18-CV-10320, alleging that the Company and senior management violated federal securities laws by issuing false, misleading, and/or omissive disclosures in the period leading up to the Company’s October 30, 2018 announcement of, among other things, (a) preliminary results for the full-year fiscal 2018 that were below previous expectations and (b) a transition from a three-segment structure to a two-segment operating model.  The action names as defendants the Company and the Company’s CEO and CFO.  On January 31, 2019, the court appointed lead plaintiffs and lead counsel in connection with the action and captioned the action “In re Evoqua Water Technologies Corp. Securities Litigation.” The lawsuit seeks compensatory damages in an unspecified amount to be proved at trial, an award of reasonable costs and expenses to the plaintiff and class counsel, and such other relief as the court may deem just and proper.  The Company believes that this lawsuit is without merit and intends to vigorously defend itself against the allegations.

Item 1A. Risk Factors
There have been no material changes to the information concerning risk factors as stated in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as filed with the SEC on December 11, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In the three months ended December 31, 2018, we issued 13,646 shares of our common stock to certain employees upon the exercise of stock options granted pursuant to the Stock Option Plan, which amount gives effect to the net exercise by certain of such employees of a portion of their vested options to cover exercise price and applicable tax withholding obligations. These issuances were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act and/or Rule 701 promulgated thereunder. The securities were issued directly by the registrant and did not involve a public offering or general solicitation.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are filed or furnished as a part of this report:

Exhibit No.	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOQUA WATER TECHNOLOGIES CORP.

February 5, 2019	/s/ RONALD C. KEATING
	By:	Ronald C. Keating
Chief Executive Officer (Principal Executive Officer)

February 5, 2019	/s/ BENEDICT J. STAS
	By:	Benedict J. Stas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)