Form 10-Q
period 2019-03-31
Evoqua Water Technologies Corp.
filed 2019-05-10
CIK 1604643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended
March 31, 2019
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
         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	AQUA	New York Stock Exchange
         There were 114,219,799 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of April 30, 2019.

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

Part I - Financial Information

Item 1. Consolidated Financial Statements

Evoqua Water Technologies Corp.
Consolidated Balance Sheets
(In thousands)

	(Unaudited)
	March 31, 2019	September 30, 2018
ASSETS
Current assets	$551,617	$565,560
Cash and cash equivalents	66,750	82,365
Receivables, net	232,324	254,756
Inventories, net	155,863	134,988
Contract assets	71,310	69,147
Prepaid and other current assets	24,987	23,854
Income tax receivable	383	450
Property, plant, and equipment, net	333,023	320,023
Goodwill	407,572	411,346
Intangible assets, net	328,021	340,408
Deferred income taxes	14,523	2,438
Other non‑current assets	25,418	23,842
Total assets	$1,660,174	$1,663,617
LIABILITIES AND EQUITY
Current liabilities	$280,773	$284,719
Accounts payable	133,730	141,140
Current portion of debt	12,303	11,555
Contract liabilities	25,068	17,652
Product warranties	8,800	8,907
Accrued expenses and other liabilities	94,659	97,672
Income tax payable	6,213	7,793
Non‑current liabilities	1,024,024	1,016,882
Long‑term debt	933,116	928,075
Product warranties	4,002	3,360
Other non‑current liabilities	75,756	74,352
Deferred income taxes	11,150	11,095
Total liabilities	1,304,797	1,301,601
Commitments and Contingent Liabilities (Note 19)
Shareholders’ equity
Common stock, par value $0.01: authorized 1,000,000 shares; issued 115,691 shares, outstanding 114,173 shares at March 31, 2019; issued 115,016 shares, outstanding 113,929 shares at September 30, 2018	1,151	1,145
Treasury stock: 1,518 shares at March 31, 2019 and 1,087 shares at September 30, 2018	(2,837)	(2,837)
Additional paid‑in capital	542,104	533,435
Retained deficit	(180,618)	(163,871)
Accumulated other comprehensive loss, net of tax	(7,615)	(9,017)
Total Evoqua Water Technologies Corp. equity	352,185	358,855
Non‑controlling interest	3,192	3,161
Total shareholders’ equity	355,377	362,016
Total liabilities and shareholders’ equity	$1,660,174	$1,663,617
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Operations
(In thousands except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Revenue from product sales	$206,868	$204,364	$386,956	$371,488
Revenue from services	141,760	129,326	284,674	259,252
Revenue from product sales and services	348,628	333,690	671,630	630,740
Cost of product sales	(153,857)	(133,830)	(290,452)	(249,636)
Cost of services	(99,160)	(91,863)	(196,837)	(184,728)
Cost of product sales and services	(253,017)	(225,693)	(487,289)	(434,364)
Gross profit	95,611	107,997	184,341	196,376
General and administrative expense	(48,215)	(44,742)	(103,046)	(83,807)
Sales and marketing expense	(35,435)	(34,330)	(71,587)	(68,571)
Research and development expense	(3,957)	(4,021)	(8,103)	(8,674)
Total operating expenses	(87,607)	(83,093)	(182,736)	(161,052)
Other operating income	3,651	937	3,879	937
Other operating expense	(187)	(33)	(375)	(626)
Interest expense	(14,474)	(10,810)	(28,917)	(28,053)
(Loss) income before income taxes	(3,006)	14,998	(23,808)	7,582
Income tax benefit (expense)	4,579	(2,018)	9,093	2,393
Net income (loss)	1,573	12,980	(14,715)	9,975
Net income attributable to non‑controlling interest	189	477	631	1,185
Net income (loss) attributable to Evoqua Water Technologies Corp.	$1,384	$12,503	$(15,346)	$8,790
Basic income (loss) per common share	$0.01	$0.11	$(0.13)	$0.08
Diluted income (loss) per common share	$0.01	$0.10	$(0.13)	$0.07
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net income (loss)	$1,573	$12,980	$(14,715)	$9,975
Other comprehensive income (loss)
Foreign currency translation adjustments	2,929	(276)	1,582	(796)
Unrealized derivative (loss) gain on cash flow hedges, net of tax	(626)	(182)	(180)	3
Total other comprehensive income (loss)	2,303	(458)	1,402	(793)
Less: Comprehensive income attributable to non‑controlling interest	(189)	(477)	(631)	(1,185)
Comprehensive income (loss) attributable to Evoqua Water Technologies Corp.	$3,687	$12,045	$(13,944)	$7,997
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Changes in Equity
(In thousands)

	Three Months Ended March 31, 2019
	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at December 31, 2018	115,048	$1,145	1,105	$(2,837)	$538,013	$(182,002)	$(9,918)	$3,003	$347,404
Equity based compensation expense	—	—	—	—	4,745	—	—	—	4,745
Issuance of common stock	51	—	—	—	273	—	—	—	273
Shares withheld related to net share settlement (including tax withholdings)	592	6	413	—	(927)	—	—	—	(921)
Stock repurchases	—	—	—	—	—	—	—	—	—
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	1,384	—	189	1,573
Other comprehensive income	—	—	—	—	—	—	2,303	—	2,303
Balance at March 31, 2019	115,691	$1,151	1,518	$(2,837)	$542,104	$(180,618)	$(7,615)	$3,192	$355,377

	Three Months Ended March 31, 2018
	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at December 31, 2017	113,692	$1,137	428	$(2,837)	$529,120	$(173,719)	$(6,324)	$5,345	$352,722
Equity based compensation expense	—	—	—	—	4,250	—	—	—	4,250
Shares of common stock issued in initial public offering, net of offering costs	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement (including tax withholdings)	1,018	5	513	—	(7,373)	—	—	—	(7,368)
Stock repurchases	—	—	—	—	—	—	—	—	—
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(1,050)	(1,050)
Net income	—	—	—	—	—	12,503	—	477	12,980
Other comprehensive loss	—	—	—	—	—	—	(458)	—	(458)
Balance at March 31, 2018	114,710	$1,142	941	$(2,837)	$525,997	$(161,216)	$(6,782)	$4,772	$361,076

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Changes in Equity (Continued)
(In thousands)

	Six Months Ended March 31, 2019
	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at September 30, 2018	115,016	$1,145	1,087	$(2,837)	$533,435	$(163,871)	$(9,017)	$3,161	$362,016
Cumulative effect of adoption of new accounting standards	—	—	—	—	—	(1,401)	—	—	(1,401)
Equity based compensation expense	—	—	—	—	9,270	—	—	—	9,270
Issuance of common stock	62	—	—	—	341	—	—	—	341
Shares withheld related to net share settlement (including tax withholdings)	613	6	431	—	(942)	—	—	—	(936)
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(600)	(600)
Net (loss) income	—	—	—	—	—	(15,346)	—	631	(14,715)
Other comprehensive income	—	—	—	—	—	—	1,402	—	1,402
Balance at March 31, 2019	115,691	$1,151	1,518	$(2,837)	$542,104	$(180,618)	$(7,615)	$3,192	$355,377

	Six Months Ended March 31, 2018
	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at September 30, 2017	105,359	$1,054	410	$(2,607)	$388,986	$(170,006)	$(5,989)	$5,137	$216,575
Equity based compensation expense	—	—	—	—	6,862	—	—	—	6,862
Shares of common stock issued in initial public offering, net of offering costs	8,333	83	—	—	137,522	—	—	—	137,605
Shares withheld related to net share settlement (including tax withholdings)	1,018	5	513	—	(7,373)	—	—	—	(7,368)
Stock repurchases	—	—	18	(230)	—	—	—	—	(230)
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(1,550)	(1,550)
Net income	—	—	—	—	—	8,790	—	1,185	9,975
Other comprehensive loss	—	—	—	—	—	—	(793)	—	(793)
Balance at March 31, 2018	114,710	$1,142	941	$(2,837)	$525,997	$(161,216)	$(6,782)	$4,772	$361,076
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Changes in Cash Flows
(In thousands)

	Six Months Ended March 31,
	2019	2018
Operating activities
Net (loss) income	$(14,715)	$9,975
Reconciliation of net (loss) income to cash flows provided by operating activities:
Depreciation and amortization	47,252	40,363
Amortization of debt related costs (includes $0 and $2,994 write off of deferred financing fees)	1,231	4,145
Deferred income taxes	(11,411)	(6,013)
Share-based compensation	9,270	6,862
(Gain) loss on sale of property, plant and equipment	(122)	102
Foreign currency exchange losses (gains) on intercompany loans and other non-cash items	5,228	(2,934)
Changes in assets and liabilities
Accounts receivable	20,600	28,946
Inventories	(14,175)	(14,936)
Contract assets	(8,159)	(7,848)
Prepaids and other current assets	7,487	(5,156)
Accounts payable	(8,875)	22,821
Accrued expenses and other liabilities	(11,178)	(30,810)
Contract liabilities	5,774	(2,032)
Income taxes	(1,742)	1,849
Other non‑current assets and liabilities	879	(3,483)
Net cash provided by operating activities	27,344	41,851
Investing activities
Purchase of property, plant and equipment	(40,682)	(31,670)
Purchase of intangibles	(2,898)	(291)
Proceeds from sale of property, plant and equipment	2,875	539
Acquisitions, net of cash received of $0 and $39	2,048	(10,224)
Net cash used in investing activities	(38,657)	(41,646)
Financing activities
Issuance of debt, net of deferred issuance costs	10,663	(1,792)
Borrowings under credit facility	115,000	6,000
Repayment of debt	(120,856)	(111,161)
Repayment of capital lease obligation	(4,925)	(5,489)
Payment of earn-out related to previous acquisitions	(461)	—
Proceeds from issuance of common stock	341	137,605
Taxes paid related to net share settlements of share-based compensation awards	(936)	(7,368)
Stock repurchases	—	(230)
Cash paid for interest rate cap	(2,235)	—
Distribution to non‑controlling interest	(600)	(1,550)
Net cash (used in) provided by financing activities	(4,009)	16,015
Effect of exchange rate changes on cash	(293)	268
Change in cash and cash equivalents	(15,615)	16,488
Cash and cash equivalents
Beginning of period	82,365	59,254
End of period	$66,750	$75,742
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Supplemental Disclosure of Cash Flow Information
(In thousands)

	Six Months Ended March 31,
	2019	2018
Supplemental disclosure of cash flow information
Cash paid for taxes	$4,585	$2,077
Cash paid for interest	$26,180	$20,503
Non‑cash investing and financing activities
Accrued earn-out related to acquisitions	$—	$461
Capital lease transactions	$8,296	$3,948
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
The Business
EWT provides a wide range of product brands and advanced water and wastewater treatment systems and technologies, as well as mobile and emergency water supply solutions and service contract options through its branch network. Headquartered in Pittsburgh, Pennsylvania, EWT is a multi‑national corporation with operations in the United States (“U.S.”), Canada, the United Kingdom (“UK”), the Netherlands, Germany, Australia, China, and Singapore.
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
Property, Plant, and Equipment
Property, plant, and equipment is valued at cost less accumulated depreciation. If the costs of certain components of an item of property, plant, and equipment are significant in relation to the total cost of the item, they are accounted for and depreciated separately. Depreciation expense is recognized using the straight‑line method. Useful lives are reviewed annually and, if expectations differ from previous estimates, adjusted accordingly. Estimated useful lives for major classes of depreciable assets are as follows:

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
Beginning in the first quarter of 2019, the Company entered into an interest rate cap to mitigate risks associated with the Company’s variable rate debt. See Note 11, “Derivative Financial Instruments” for further details. The Company paid $2,235 as a premium for the interest rate cap, which is being amortized to interest expense over its three-year term. The Company recorded $186 and $248 of premium amortization to interest expense during the three and six months ended March 31, 2019, respectively.
Amortization of debt issuance costs and discounts included in interest expense were $489 and $606 for the three months ended March 31, 2019 and 2018, respectively and $983 and $1,151 for the six months ended March 31, 2019 and 2018, respectively.

In November 2017, the Company wrote off $1,844 of deferred financing fees related to a $100,000 prepayment of debt, then subsequently wrote off another $1,150 of fees in December of 2017 due to refinancing its First Lien Term Loan. The Company incurred another $2,131 of fees as a result of the December refinancing.
Revenue Recognition
The Company adopted Topic 606, Revenue from Contracts with Customers on October 1, 2018, and recognizes sales of goods and services based on the five-step analysis of transactions as provided in Topic 606 which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services.
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
For certain arrangements where there is significant customization to the product, the Company recognizes revenue either over time or at a point in time. These products include large capital water treatment projects, systems and solutions for municipal and industrial applications. The nature of the contracts is generally fixed price with milestone billings. The Company recognizes revenue over time if the product has no alternative use and the Company has an enforceable right to payment for the performance completed to date, including a normal profit margin, in the event of termination for convenience. If these two criteria are not met, revenues from these contracts will not be recognized until construction is complete. Contract revenues and cost estimates are reviewed and revised quarterly at a minimum and the cumulative effect of such adjustments are recognized in current operations. The amount of such adjustments have not been material. See Note 4, “Revenue” for further details.
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
Foreign currency translation losses (gains) which aggregated $593 and $(2,305) for the three months ended March 31, 2019 and 2018, respectively and $5,408 and $(3,688) for the six months ended March 31, 2019 and 2018, respectively, are primarily included in General and administrative expenses in the Unaudited Consolidated Statements of Operations.
Research and Development Costs
Research and development costs are expensed as incurred. The Company recorded $3,957 and $4,021 for the three months ended March 31, 2019 and 2018, respectively and $8,103 and $8,674 for the six months ended March 31, 2019 and 2018, respectively.
Equity‑based Compensation
The Company measures the cost of awards of equity instruments to employees based on the grant‑date fair value of the award. The grant‑date fair value of a non-qualified stock option is determined using the Black‑Scholes model. The fair value of restricted stock unit awards is determined using the closing price of our common stock on date of grant. Compensation costs resulting from equity-based payment transactions are recognized primarily within General and administrative expenses, at fair value over the requisite vesting period on a straight-line basis.
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
The following provides a summary of TWO’s balance sheet as of March 31, 2019 and September 30, 2018, and summarized financial information for the three and six months ended March 31, 2019 and 2018.

	March 31, 2019	September 30, 2018
Current assets (includes cash of $4,557 and $3,304)	$5,300	$5,486
Property, plant and equipment	4,648	4,441
Goodwill	2,206	2,206
Other non-current assets	3	3
Total liabilities	(3,567)	(3,608)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Total revenues	$3,222	$3,577	$6,378	$9,566
Total operating expenses	(2,806)	(2,622)	(5,036)	(7,196)
Income from operations	$416	$955	$1,342	$2,370
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU No. 2016-02 requires recognition of operating leases as lease assets and liabilities on the balance sheet, and disclosure of key information about leasing arrangements. ASU No. 2016-02 can be applied using a modified retrospective approach and will be effective for the Company for the quarter ending December 31, 2019, with early adoption permitted. Amendments to the standard were issued by the FASB in January, July and December 2018, and March 2019 including certain practical expedients, an amendment that provides an additional and optional transition method to adopt the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and certain narrow-scope improvements for lessors. The Company is working through its initial data and policy gap reviews and is continuing to assess the impact adoption of this guidance will have on the Company’s Unaudited Consolidated Financial Statements.
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
The Company adopted ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, as of October 1, 2018. The purpose of this update is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The ASU requires the tax effects of all intra-entity sales of assets other than inventory to be recognized in the period in which the transaction occurs. The changes were required to be applied by means of a cumulative-effect adjustment recorded in retained earnings as of the beginning of the year of adoption, and as such the Company recorded a net increase to opening retained earnings of $181 at October 1, 2018. This adoption did not have a material impact on the Company’s Unaudited Consolidated Financial Statements.
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
3. Acquisitions and Divestitures
Acquisitions support the Company’s strategy of delivering a broad solutions portfolio with robust technology across multiple geographies and end markets. The Company continues to evaluate potential strategic acquisitions of businesses, assets and product lines and believes that capex-like, tuck-in acquisitions present a key opportunity within its overall growth strategy. During the six months ended March 31, 2019, the Company did not complete any new acquisitions.
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
The impact to the Unaudited Consolidated Statements of Operations as a result of applying Topic 606 was lower Revenue from product sales and services and Cost of product sales and services of $1,088 and $349, respectively, for the three months ended March 31, 2019 and lower Revenue from product sales and services and Cost of product sales and services of $894 and $277, respectively, for the six months ended March 31, 2019, as compared to what those amounts would have been under the previous revenue recognition guidance. In addition, the impact on the Consolidated Balance Sheets at March 31, 2019 was higher Inventories, net of $894 as compared to what this amount would have been under the previous guidance. Also, $277 of contract assets were recognized on the consolidated balance sheet at March 31, 2019 related to this over-time revenue recognition.
Revenue Recognition
The Company recognizes sales of goods and services based on the five-step analysis of transactions as provided in Topic 606. For all contracts with customers, the Company first identifies the contract which usually is established when the customer’s purchase order is accepted or acknowledged. Next the Company identifies the performance obligations in the contract. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The Company then determines the transaction price in the arrangement and allocates the transaction price to each performance obligation identified in the contract. The Company’s allocation of the transaction price to the performance obligations are based on the relative standalone selling prices for the goods and services contained in a particular performance obligation. The transaction price is adjusted for the Company’s estimate of variable consideration which may include discounts if the Company would fail to meet certain performance requirements, volume discounts or early payment discounts. To estimate variable consideration, the Company utilizes historical experience and known terms. Variable consideration in contracts for the three and six months ended March 31, 2019 was insignificant.
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
For certain arrangements where there is significant customization to the product and for long-term construction-type sales contracts, revenue may be recognized over time. In these instances, revenue is recognized using a measure of progress that applies an input method based on costs incurred in relation to total estimated costs. These arrangements include large capital water treatment projects, systems and solutions for municipal and industrial applications. The nature of the contracts is generally fixed price with milestone billings. In order for revenue to be recognized over a period of time, the product must have no alternative use and the Company must have an enforceable right to payment for the performance completed to date, including a normal profit margin, in the event of termination for convenience. If these two criteria are not met, revenues from these contracts will not be recognized until construction is complete. Revenues from construction-type contracts formerly recognized over time of approximately $240 and $1,267 were not recognized during the three and six months ended March 31, 2019, respectively. Instead, revenues from these contracts will be recognized when construction is complete. Contract revenues and cost estimates are reviewed and revised quarterly at a minimum and the cumulative effect of such adjustments are recognized in current operations. The amount of such adjustments have not been material.
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

Performance Obligations

The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations if the the product has an alternative use and the Company does not have an enforceable right to payment for the performance completed to date, including a normal profit margin, in the event of termination for convenience. The Company maintains a backlog of confirmed orders of approximately $169,000 at March 31, 2019. This backlog represents the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that the majority of these performance obligations will be satisfied within the next twelve months.

The recording of assets recognized from the costs to obtain and fulfill customer contracts primarily relate to the deferral of sales commissions. The Company’s costs incurred to obtain or fulfill a contract with a customer are classified as non-current assets and amortized to expense over the period of benefit of the related revenue. These costs are recorded within Cost of product sales and services. The amount of contract costs was insignificant at March 31, 2019.
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

Information regarding the source of revenues:

	Three Months Ended March 31, 2019	Six Months Ended March 31, 2019
Revenue from contracts with customers recognized under Topic 606	$316,098	$609,102
Other (1)	32,530	62,528
Total	$348,628	$671,630

(1)	Other revenue relates to revenue recognized from Topic 840, Leases, mainly attributable to long term rentals.
Information regarding revenues disaggregated by source of revenue and segment is as follows:

	Three Months Ended March 31, 2019			Six Months Ended March 31, 2019
	Integrated Solutions and Services	Applied Product Technologies	Total	Integrated Solutions and Services	Applied Product Technologies	Total
Revenue from capital projects	$57,631	$76,271	$133,902	$100,640	$147,497	$248,137
Revenue from aftermarket	32,474	40,492	72,966	63,270	75,549	138,819
Revenue from service	136,759	5,001	141,760	273,452	11,222	284,674
Total	$226,864	$121,764	$348,628	$437,362	$234,268	$671,630
Information regarding revenues disaggregated by geographic area is as follows:

	Three Months Ended March 31, 2019	Six Months Ended March 31, 2019
United States	$280,468	$539,186
Canada	17,660	37,963
Europe	23,141	44,558
Asia	20,496	39,404
Australia	6,863	10,519
Total	$348,628	$671,630
Contract Balances
The Company performs its obligations under a contract with a customer by transferring products and/or services in exchange for consideration from the customer. The Company receives payments from customers based on a billing schedule as established in its contracts.
Contract assets relate to costs incurred to perform in advance of scheduled billings. Contract liabilities relate to payments received in advance of performance under the contracts. Change in contract assets and liabilities are due to our performance under the contract.

The tables below provides a roll-forward of contract assets and contract liabilities balances for the periods presented:

Contract Assets (a)
Balance at September 30, 2018	$69,147
Cumulative effect of adoption of new accounting standards	(6,106)
Recognized in current period	148,103
Reclassified to accounts receivable	(139,848)
Foreign currency	14
Balance at March 31, 2019	$71,310

(a)	Excludes receivable balances which are disclosed on the Consolidated Balance Sheets.

Contract Liabilities
Balance at September 30, 2018	$17,652
Cumulative effect of adoption of new accounting standards	1,773
Recognized in current period	135,532
Amounts in beginning balance reclassified to revenue	(21,161)
Current period amounts reclassified to revenue	(108,599)
Foreign currency	(129)
Balance at March 31, 2019	$25,068
5. Fair Value Measurements
As of March 31, 2019 and September 30, 2018, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.
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

	Net Asset Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2019
Assets:
Pension plan
Cash	$—	$15,332	$—	$—
Government Securities	2,801	—	—	—
Liability Driven Investment	3,243	—	—	—
Guernsey Unit Trust	984	—	—	—
Global Absolute Return	2,031	—	—	—
Deferred compensation plan assets
Trust Assets	—	45	—	—
Insurance	—	—	18,135	—
Interest rate cap	—	—	134	—
Foreign currency forward contracts	—	—	126	—
Liabilities:
Pension plan	—	—	(34,443)	—
Deferred compensation plan liabilities	—	—	(20,535)	—
Long‑term debt	—	—	(946,824)	—
Foreign currency forward contracts	—	—	(162)	—
Earn-outs related to acquisitions	—	—	—	(2,060)

As of September 30, 2018
Assets:
Pension plan
Cash	$—	$15,821	$—	$—
Government Securities	3,161	—	—	—
Liability Driven Investment	2,598	—	—	—
Guernsey Unit Trust	965	—	—	—
Global Absolute Return	2,038	—	—	—
Deferred compensation plan assets
Trust Assets	—	648	—	—
Insurance	—	—	18,448	—
Foreign currency forward contracts	—	—	345	—
Liabilities:
Pension plan	—	—	(35,541)	—
Deferred compensation plan liabilities	—	—	(21,834)	—
Long‑term debt	—	—	(957,441)	—
Foreign currency forward contracts	—	—	(67)	—
Earn-outs related to acquisitions	—	—	—	(1,916)
The pension plan assets and liabilities and deferred compensation plan assets and liabilities are included in other non-current assets and other non-current liabilities at March 31, 2019 and September 30, 2018.
The Company records contingent consideration arrangements at fair value on a recurring basis and the associated balances presented as of March 31, 2019 and September 30, 2018 are earn-outs related to acquisitions. The fair value of earn-outs related to acquisitions is based on significant unobservable inputs including the achievement of certain performance metrics. Significant changes in these inputs would result in corresponding increases or decreases in the fair value of the earn-out each period until the related contingency has been resolved. Changes in the fair value of the contingent consideration obligations can result from adjustments in the probability of achieving future development steps, sales targets and profitability and are recorded in General and administrative expenses in the Unaudited Consolidated Statements of Operations.
A roll-forward of the activity in the Company’s fair value of earn-outs related to acquisitions is as follows:

	Current Portion (1)	Long-term Portion (2)	Total
Balance at September 30, 2018	$(770)	$(1,146)	$(1,916)
Payments	993	—	993
Fair value increase	(1,143)	—	(1,143)
Foreign currency	6	—	6
Balance at March 31, 2019	$(914)	$(1,146)	$(2,060)

(1)	Included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

(2)	Included in Other non‑current liabilities on the Consolidated Balance Sheets.
6. Accounts Receivable
Accounts receivable are summarized as follows:

	March 31, 2019	September 30, 2018
Accounts receivable	$236,711	$258,955
Allowance for doubtful accounts	(4,387)	(4,199)
Receivables, net	$232,324	$254,756
7. Inventories
The major classes of Inventories, net are as follows:

	March 31, 2019	September 30, 2018
Raw materials and supplies	$73,870	$69,176
Work in progress	18,461	19,461
Finished goods and products held for resale	65,698	53,786
Costs of unbilled projects	8,319	1,878
Reserves for excess and obsolete	(10,485)	(9,313)
Inventories, net	$155,863	$134,988

8. Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	March 31, 2019	September 30, 2018
Machinery and equipment	$441,617	$399,619
Land and buildings	74,628	76,459
Construction in process	63,891	60,803
	580,136	536,881
Less: accumulated depreciation	(247,113)	(216,858)
	$333,023	$320,023
Depreciation expense and maintenance and repairs expense for the three and six months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Depreciation expense	$16,146	$13,980	$31,355	$27,987
Maintenance and repair expense	5,891	5,567	12,048	11,382
9. Goodwill
Changes in the carrying amount of goodwill are as follows:

	Integrated Solutions and Services	Applied Product Technologies	Total
Balance at September 30, 2018	$224,370	$186,976	$411,346
Measurement period adjustment	(1,937)	63	(1,874)
Foreign currency translation	(1,463)	(437)	(1,900)
Balance at March 31, 2019	$220,970	$186,602	$407,572
As of March 31, 2019 and September 30, 2018, $150,191 and $147,861, respectively, of goodwill was deductible for tax purposes.

10. Debt
Long‑term debt consists of the following:

	March 31, 2019	September 30, 2018
First Lien Term Facility, due December 20, 2024	$933,492	$938,230
Revolving Credit Facility	—	—
Equipment Financing	21,500	11,588
Notes Payable, due August 31, 2019 to July 31, 2023	1,844	2,106
Mortgage, due June 30, 2028	1,729	1,835
Total debt	958,565	953,759
Less unamortized discount and lender fees	(13,146)	(14,129)
Total net debt	945,419	939,630
Less current portion	(12,303)	(11,555)
Total long‑term debt	$933,116	$928,075
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

In connection with the closing of the ProAct acquisition on July 26, 2018, EWT III entered into Amendment No. 6 (the “Sixth Amendment”) to the First Lien Credit Agreement. Pursuant to the Sixth Amendment, among other things, EWT III borrowed an additional $150,000 in incremental term loans. The other terms of the Existing Credit Agreement, including rates, remain generally the same. At March 31, 2019, the interest rate on borrowings was 5.49%, comprised of 2.49% LIBOR plus the 3.0% spread. As a result of the incremental borrowings, quarterly principal payments increased from $1,991 to $2,369.
Total deferred fees related to the First Lien Term Loan were $13,146 and $14,129, net of amortization, as of March 31, 2019 and September 30, 2018, respectively. These fees were included as a contra liability to debt on the Consolidated Balance Sheets.

The Company had borrowing availability under the Revolver of $125,000 at March 31, 2019 and September 30, 2018, reduced for outstanding letter of credit guarantees. Such letter of credit guarantees are subject to a $45,000 sublimit within the Revolver. The Company’s outstanding letter of credit guarantees under this agreement aggregated approximately

$14,541 and $11,777 at March 31, 2019 and September 30, 2018, respectively. The Company had no outstanding revolver borrowings as of March 31, 2019 and September 30, 2018, and unused amounts, defined as total revolver capacity less outstanding letters of credit and revolver borrowings, of $110,459 and $113,223, respectively. At March 31, 2019 and September 30, 2018, the Company had additional letters of credit of $241 and $64 issued under a separate arrangement, respectively.
  The First Lien Credit Agreement contains limitations on incremental borrowings, is subject to leverage ratios and allows for optional prepayments. Under certain circumstances, the Company may be required to remit excess cash flows as defined based upon exceeding certain leverage ratios. The Company did not exceed such ratios during the six months ended March 31, 2019, does not anticipate exceeding such ratios during the year ending September 30, 2019, and therefore does not anticipate any additional repayments during the year ending September 30, 2019.
Equipment Financing
As of March 31, 2019 and September 30, 2018, the Company had equipment financings in an aggregate outstanding amount of $21,500 and $11,588, with interest rates ranging from 5.08% to 6.55%, and due dates ranging from June 30, 2024 to March 29, 2026.
Notes Payable
As of March 31, 2019 and September 30, 2018, the Company had notes payable in an aggregate outstanding amount of $1,844 and $2,106, with interest rates ranging from 6.26% to 7.39%, and due dates ranging from August 31, 2019 to July 31, 2023. These notes are related to certain equipment related contracts and are secured by the underlying equipment and assignment of the related contracts.
Mortgage
On June 29, 2018, the Company's subsidiary MAGNETO special anodes B.V. entered into a 10-year mortgage agreement for €1,600 ($1,796) to finance a facility in the Netherlands, subject to monthly principal payments of €7 ($8) at a blended interest rate of 2.4% with maturity in June 2028. The Company had $1,729 and $1,835 principal outstanding under this facility at March 31, 2019 and September 30, 2018, respectively.
Repayment Schedule
Aggregate maturities of all long‑term debt, including current portion of long‑term debt and excluding capital lease obligations as of March 31, 2019, are presented below:

Fiscal Year
Remainder of 2019	$6,176
2020	12,280
2021	12,390
2022	12,507
2023	12,365
Thereafter	902,847
Total	$958,565
11. Derivative Financial Instruments
Interest Rate Risk Management
    The Company is subject to market risk exposure arising from changes in interest rates on our senior secured credit facilities, which bear interest at rates that are indexed against LIBOR. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to mitigate its exposure to rising interest rates. To accomplish these objectives, the Company entered into an interest rate cap, designated as a cash flow hedge, to mitigate risks associated with variable rate debt effective November 28, 2018. The LIBOR interest rate cap covers a notional amount of $600,000 of the Company’s senior secured debt, is effective for a period of three years and has a strike rate of 3.5%. Interest rate caps designated as cash flow hedges involve the receipt of stipulated amounts from a counterparty if interest rates rise above the strike rate defined in the contract. The premium paid for the interest rate cap was $2,235 and is being amortized to interest expense over its three-year term using the caplet method. The unamortized premium was $1,987 at March 31, 2019, of which $745 is included in Prepaid and other current assets and the remaining $1,242 is included in Other non‑current assets. The Company recorded $186 and $248 of premium amortization to interest expense during the three and six months ended March 31, 2019, respectively.
Foreign Currency Risk Management
The Company’s functional currency is the U.S. dollar. By operating internationally, the Company is subject to foreign currency risk from transactions denominated in currencies other than the U.S. dollar (“foreign currencies”). To mitigate cross-currency transaction risk, the Company analyzes significant exposures where it has receipts or payments in a currency other than the functional currency of its operations, and from time to time may strategically enter into short-term foreign currency forward contracts to lock in some or all of the cash flows associated with these transactions. The Company is also subject to currency translation risk associated with converting the foreign operations’ financial statements into U.S. dollars. The Company uses foreign currency derivative contracts in order to manage the effect of exchange fluctuations on forecasted sales and purchases that are denominated in foreign currencies. To mitigate the impact of foreign exchange rate risk, the Company entered into a series of forward contracts designated as cash flow hedges. As of March 31, 2019, the notional amount of the forward contracts held to sell foreign currencies was $19,485.
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
Derivatives Designated as Cash Flow Hedges
The Company accounts for derivatives and hedging activities in accordance with ASC Topic No. 815, “Derivatives and Hedging” (Topic No. 815). As required by Topic No. 815, the Company records all derivatives on the balance sheet at fair value and adjusts to market on a quarterly basis. The Company’s interest rate cap is valued based on readily observable market inputs, such as quotations on interest rates and LIBOR yield curves at the reporting date. The Company’s foreign currency forward contracts are valued based on quoted forward foreign exchange prices and spot rates at the reporting date. For a derivative that is designated as a cash flow hedge, changes in the fair value of the derivative are recognized in AOCI to the extent the derivative is effective at offsetting the changes in the cash flows being hedged until the hedged item affects earnings. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings in the Unaudited Consolidated Statements of Operations. The Company recorded no hedge ineffectiveness during the three and six months ended March 31, 2019. The Company does not use derivative financial instruments for trading or speculative purposes.
The following represents the fair value recorded for derivatives designated as cash flow hedges for the periods presented:

		Asset Derivatives
	Balance Sheet Location	March 31, 2019	September 30, 2018
Interest rate cap	Prepaid and other current assets	134	—
Foreign currency forward contracts	Prepaid and other current assets	63	282

		Liability Derivative
	Balance Sheet Location	March 31, 2019	September 30, 2018
Foreign currency forward contracts	Accrued expenses and other current liabilities	$162	$67
The following represents the amount of (loss) gain recognized in AOCI (net of tax) during the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Interest rate cap	$(646)	$—	$134	$—
Foreign currency forward contracts	20	(182)	(314)	3
Based on the fair value amounts of the Company’s cash flow hedges at March 31, 2019, the Company expects that approximately $126 of pre-tax net losses will be reclassified from AOCI into earnings during the next twelve months. The amount ultimately realized, however, will differ as exchange rates vary and the underlying contracts settle. In addition, $745 of caplet amortization will be amortized into interest expense during the next twelve months.
Derivatives Not Designated as Cash Flow Hedges
The following represents the fair value recorded for derivatives not designated as cash flow hedges for the periods presented:

		Asset Derivative
	Balance Sheet Location	March 31, 2019	September 30, 2018
Foreign currency forward contracts	Prepaid and other current assets	$63	$63
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
A reconciliation of the activity related to the accrued warranty, including both the current and long‑term portions, is as follows:

	Current Product Warranties		Non-Current Product Warranties
	Six Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Balance at beginning of the period	$8,907	$11,164	$3,360	$6,110
Warranty provision for sales	3,218	2,116	954	270
Settlement of warranty claims	(3,304)	(4,965)	(241)	(2,594)
Foreign currency translation and other	(21)	431	(71)	4
Balance at end of the period	$8,800	$8,746	$4,002	$3,790

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

On October 30, 2018, the Company announced a transition from a three-segment structure to a two-segment operating model designed to better serve the needs of customers worldwide. This new structure was effective October 1, 2018 and combined the Municipal services business with the former Industrial segment into a new segment, Integrated Solutions and Services, a group entirely focused on engaging directly with end users. The former Products segment and Municipal products businesses have been combined into a new segment, Applied Product Technologies, which is focused on developing product platforms to be sold primarily through third party channels. The Company expects to incur $17 million to $22 million of cash costs over the next two fiscal years as a result of this transition, of which $6 million to $7 million are related to other non-employee related business optimizations.
The table below sets forth the amounts accrued for the restructuring components and related activity:

	Six Months Ended March 31,
	2019	2018
Balance at beginning of the period	$710	$3,542
Restructuring charges related to two-segment realignment	7,046	—
Restructuring charges related to other initiatives	1,111	6,284
Write off charge and other non‑cash activity	(449)	(308)
Cash payments	(5,997)	(9,095)
Other adjustments	(72)	28
Balance at end of the period	$2,349	$451
The balances for accrued restructuring liabilities at March 31, 2019 and September 30, 2018, are recorded in Accrued expenses and other liabilities on the Consolidated Balance Sheets. Restructuring charges primarily represent severance charges. The Company expects to pay the remaining amounts accrued as of March 31, 2019 during the second half of 2019.
The table below sets forth the location of amounts recorded above on the Unaudited Consolidated Statements of Operations:

	Six Months Ended March 31,
	2019	2018
Cost of product sales and services	$3,316	$1,936
General and administrative expense	4,083	3,113
Sales and marketing expense	648	733
Research and development expense	110	502
	$8,157	$6,284
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
The components of net periodic benefit cost for the plans were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Service cost	$217	$243	$434	$475
Interest cost	120	123	239	241
Expected return on plan assets	(30)	(32)	(60)	(63)
Amortization of actuarial losses	97	79	193	155
Pension expense for defined benefit plans	$404	$413	$806	$808
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
When a company maintains a valuation allowance in a particular jurisdiction, no net income tax expense or (benefit) will typically be provided on income (loss) for that jurisdiction on an annual basis. Jurisdictions with projected income that maintain a valuation allowance typically will form part of the PAETR calculation discussed above. However, jurisdictions with a projected loss for the year that maintain a valuation allowance are excluded from the PAETR calculation. Instead, the income tax for these jurisdictions is computed separately.
The actual year-to-date income tax expense (benefit) is the product of the most current PAETR and the actual year-to-date pretax income (loss) adjusted for any discrete tax items. The income tax expense (benefit) for a particular quarter, except for the first quarter, is the difference between the year-to-date calculation of income tax expense (benefit) and the year-to-date calculation for the prior quarter. Items unrelated to current period ordinary income or (loss) are recognized entirely in the period identified as a discrete item of tax. Discrete items generally relate to changes in tax laws, adjustments to prior period’s actual liability determined upon filing tax returns, adjustments to previously recorded reserves for uncertain tax positions, initially recording or fully reversing valuation allowances, and excess stock-based compensation deductions. The inclusion of discrete items in a particular quarter can cause the actual effective rate for that quarter to vary significantly from the PAETR.
Therefore, the actual effective income tax rate for a particular quarter can vary significantly based upon the jurisdictional mix and timing of actual earnings compared to projected annual earnings, permanent items, earnings for those jurisdictions that maintain a valuation allowance, tax associated with jurisdictions excluded from the PAETR calculation and discrete items.
Annual Effective Tax Rate
The PAETR, which excludes the impact of discrete items, was 48.8% and 13.0% as of the six months ended March 31, 2019 and 2018, respectively. For the six months ended March 31, 2019, the PAETR of 48.8% was higher than the U.S federal statutory rate of 21.0% primarily due to higher forecasted earnings in certain non-U.S. jurisdictions that have a higher statutory tax rate than the U.S, the U.S. valuation allowance provided on U.S. deferred tax assets as well as the impact of deferred tax liabilities related to indefinite lived intangibles.
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
Prior and Current Period Tax Expense
For the three months ended March 31, 2019, the Company recognized an income tax benefit of $4,579 on a pretax loss of $3,006. The rate of 152.3% differed from the U.S. statutory rate of 21.0% principally due to lower forecasted earnings in the U.S. due to restructuring initiatives for which no tax benefit will be realized, as well as the impact of deferred tax liabilities related to indefinite lived intangibles. Discrete items during the period were not material.
For the three months ended March 31, 2018, the Company recognized income tax expense of $2,018 on pretax income of $14,998. The rate of 13.5% differed from the U.S. blended statutory rate of 24.5% primarily due to higher projected income in the U.S. for which no tax expense will be realized and the impact of deferred tax liabilities related to indefinite lived intangibles.
For the six months ended March 31, 2019, the Company recognized an income tax benefit of $9,093 on a pretax loss of $23,808. The rate of 38.2% differed from the statutory rate of 21.0% principally due to higher forecasted earnings in certain non-U.S. jurisdictions that have a higher statutory tax rate than the U.S. as well as the impact of deferred tax liabilities related to indefinite lived intangibles.

For the six months ended March 31, 2018, the Company recognized an income tax benefit of $2,393 on pretax income of $7,582. The rate of 31.6% differed from the U.S. blended statutory rate of 24.5% primarily driven by a discrete benefit of $3,641 related to the remeasurement of U.S. deferred tax liabilities associated with indefinite lived intangible assets for the reduction of the U.S. statutory rate from 35% to 21%.

There are no amounts of unrecognized tax benefits recorded for the six months ended March 31, 2019 and 2018. Management does not reasonably expect any significant changes to unrecognized tax benefits within next twelve months of the reporting date.
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

The Company established the Evoqua Water Technologies Corp. Stock Option Plan (the “Stock Option Plan”) shortly after the acquisition date of January 16, 2014. The plan allows certain management employees and the Board to purchase shares in Evoqua Water Technologies Corp. Under the Stock Option Plan, the number of shares available for award was 11,083. As of March 31, 2019, there were approximately 1,704 shares available for future grants, however, the Company does not currently intend to make additional grants under the Stock Option Plan.
In connection with the IPO, the Board adopted and the Company's stockholders approved the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (or the “Equity Incentive Plan”), under which equity awards may be made in the respect of 5,100 shares of common stock of the Company. Under the Equity Incentive Plan, awards may be granted in the form of options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, share awards and performance-based awards (including performance share units and performance-based restricted stock). As of March 31, 2019, there were approximately 1,904 shares available for grants under the Equity Incentive Plan.

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

Total share-based compensation expense was $4,764 and $9,323 during the three and six months ended March 31, 2019, respectively, of which $4,745 and $9,270 was non-cash. Share-based compensation expense was $4,250 and $6,862 during the three and six months ended March 31, 2018, respectively. The unrecognized compensation expense related to stock options and restricted stock units was $11,594 and $17,646, respectively at March 31, 2019, and is expected to be recognized over a weighted average period of 2.9 years and 1.6 years, respectively. The Company received $341 from the exercise of stock options during the six months ended March 31, 2019. The remaining stock options exercised during the six months ended March 31, 2019 were effected via a cashless net exercise.

    A summary of the stock option activity as of March 31, 2019 is presented below:

(In thousands, except per share amounts)	Options	Weighted Average Exercise Price/Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2018	8,973	$7.57	6.9 years	$95,864
Granted	1,101	12.74
Exercised	(659)	5.40
Cancelled	(9)	20.88
Forfeited	(421)	12.91
Expired	—	—
Outstanding at March 31, 2019	8,985	$8.15	6.8 years	$49,875
Options exercisable at March 31, 2019	6,352	$5.66	5.8 years	$46,378
Options vested and expected to vest at March 31, 2019	8,857	$8.07	6.7 years	$49,847

The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the six months ended March 31, 2019 was $2,923.

A summary of the status of the Company's non-vested stock options as of and for the six months ended March 31, 2019 is presented below.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Nonvested at beginning of period	3,335	$4.11
Granted	1,101	3.87
Vested	(1,384)	4.28
Forfeited	(421)	5.80
Nonvested at end of period	2,631	$4.80

The total fair value of options vested during the six months ended March 31, 2019, was $3,699.

Restricted Stock Units
The following is a summary of the RSU activity for the six months ended March 31, 2019.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Outstanding at September 30, 2018	1,213	$20.88
Granted	871	12.68
Vested	(24)	20.54
Forfeited	(6)	17.26
Outstanding at March 31, 2019	2,054	$17.42
Vested and expected to vest at March 31, 2019	1,929	$17.55
Employee Stock Purchase Plan
Effective October 1, 2018, the Company implemented an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s stock at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last business day of a six-month purchase period within the offering period. These purchases will be offered twice throughout fiscal 2019, and will be paid by employees through payroll deductions over the respective six month purchase period, at which point the stock will be transferred to the employees. On December 21, 2018, the Company registered 11,297 shares of common stock, par value $0.01 per share, of which 5,000 are available for future issuance under the ESPP. During the three and six months ended March 31, 2019, the Company incurred compensation expense of $138 and $293, respectively, in salaries and wages in respect of the ESPP, representing the fair value of the discounted price of the shares. These amounts are included in the total share-based compensation expense above. On April 1, 2019, 46 shares were issued under the ESPP plan.
17. Concentration of Credit Risk
The Company’s cash and cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. The Company’s trade receivables do not represent a significant concentration of credit risk at March 31, 2019 and September 30, 2018 due to the wide variety of customers and markets into which products are sold and their dispersion across geographic areas. The Company does perform ongoing credit evaluations of its customers and maintains an allowance for potential credit losses on trade receivables. As of and for the three and six months ended March 31, 2019 and 2018, no customer accounted for more than 10% of net sales or net accounts receivable.
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
18. Related‑Party Transactions
Transactions with Investors
The Company historically paid an advisory fee per quarter to AEA Investors LP (“AEA”), the private equity firm and the Company’s ultimate majority shareholder pursuant to a management agreement. Upon the IPO, the management agreement terminated and the Company stopped paying these fees to AEA and as a result, paid no fee during the three and six months ended March 31, 2019 and only paid $333 during the three and six months ended March 31, 2018. In addition, the Company reimbursed AEA for normal and customary expenses incurred by AEA on behalf of the Company. The Company incurred expenses, excluding advisory fees, of $9 and $43 in the six months ended March 31, 2019 and 2018, respectively. The Company owed no amounts to AEA at March 31, 2019 and September 30, 2018.
The Company also has a related party relationship with one of its customers, who is also an affiliate of a shareholder of the Company. The Company had sales to this customer of $520 and $289 during the three months ended March 31, 2019 and 2018, respectively, and $1,353 and $585 during the six months ended March 31, 2019 and 2018, respectively, and was owed $1,460 and $3,139 from this customer at March 31, 2019 and September 30, 2018, respectively.
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
Total rent expense was $5,354 and $4,817 for the three months ended March 31, 2019 and 2018, respectively, and $10,916 and $9,754 for the six months ended March 31, 2019 and 2018, respectively.
Future minimum aggregate rental payments under non-cancelable operating leases are as follows:

Fiscal Year
Remainder of 2019	$8,558
2020	14,182
2021	11,036
2022	7,575
2023	5,500
Thereafter	11,361
Total	$58,212
Capital Leases
The gross and net carrying values of the equipment under capital leases as of March 31, 2019 and September 30, 2018 was as follows:

	March 31, 2019	September 30, 2018
Gross carrying amount	$60,813	$52,314
Net carrying amount	33,893	31,116
The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of March 31, 2019.

Fiscal Year
Remainder of 2019	$7,409
2020	11,762
2021	8,451
2022	5,859
2023	3,592
Thereafter	3,949
Total	41,022
Less amount representing interest (at rates ranging from 1.71% to 9.71%)	6,495
Present value of net minimum capital lease payments	34,527
Less current installments of obligations under capital leases	12,977
Obligations under capital leases, excluding current installments	$21,550
The current installments of obligations under capital leases are included in Accrued expenses and other liabilities. Obligations under capital leases, excluding current installments, are included in Other non-current liabilities.
The Company is a lessor to multiple parties. The Company purchases equipment through internal funding or bank debt equal to the fair market value of the equipment. The equipment is then leased to customers for periods ranging from five to twenty years. As of March 31, 2019, future minimum lease payments receivable under operating leases are as follows:

Fiscal year
Remainder of 2019	$3,066
2020	7,557
2021	5,547
2022	5,395
2023	4,410
Thereafter	58,945
Future minimum lease payments	$84,920
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
As of March 31, 2019 and September 30, 2018 the Company had letters of credit totaling $14,541 and $11,777, respectively, and surety bonds totaling $133,555 and $123,427 respectively, outstanding under the Company’s credit arrangements.  The longest maturity date of the letters of credit and surety bonds in effect as of March 31, 2019 was March 26, 2029. Additionally, as of March 31, 2019 and September 30, 2018, the Company had letters of credit totaling $0 and $857, respectively, and surety bonds totaling $2,429 and $2,469, respectively, outstanding under the Company’s prior arrangement with Siemens.
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

20. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	March 31, 2019	September 30, 2018
Salaries, wages and other benefits	$30,950	$34,688
Obligation under capital leases	12,977	12,236
Third party commissions	10,019	5,097
Taxes, other than income	5,194	11,561
Insurance liabilities	3,751	5,005
Severance payments	2,349	710
Provisions for litigation	1,880	1,137
Earn-outs related to acquisitions	914	770
Other	26,625	26,468
	$94,659	$97,672
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
During the first quarter of 2019, the Company implemented changes to its organizational and management structure that resulted in changes to our operating segments for financial reporting purposes. Through the fiscal year ended September 30, 2018, the Company reported in three operating segments: Industrial, Municipal and Products. Changes in the management reporting structure during the first quarter of 2019 required an assessment to be conducted in accordance with ASC Topic 280, Segment Reporting, to determine the Company’s operating segments.
As a result of this assessment, the Company now has two reportable segments, Integrated Solutions and Services and Applied Product Technologies. Prior period information has been revised to reflect this new segment structure. The business segments are described as follows:
Integrated Solutions and Services is a group entirely focused on engaging directly with end users through direct sales with a market vertical focus. Integrated Solutions and Services provides tailored services and solutions in collaboration with the customers backed by life‑cycle services including on‑demand water, outsourced water, recycle / reuse and emergency response service alternatives to improve operational reliability, performance and environmental compliance. Key offerings within this segment also include equipment systems for industrial needs (influent water, boiler feed water, ultrahigh purity, process water, wastewater treatment and recycle / reuse), municipal services, including odor and corrosion control services and full-scale outsourcing of operations and maintenance.
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Total sales
Integrated Solutions and Services	$228,939	$207,215	$441,216	$402,265
Applied Product Technologies	148,136	148,470	278,670	272,554
Total sales	377,075	355,685	719,886	674,819
Intersegment sales
Integrated Solutions and Services	2,075	2,740	3,854	5,884
Applied Product Technologies	26,372	19,255	44,402	38,195
Total intersegment sales	28,447	21,995	48,256	44,079
Sales to external customers
Integrated Solutions and Services	226,864	204,475	437,362	396,381
Applied Product Technologies	121,764	129,215	234,268	234,359
Total sales	348,628	333,690	671,630	630,740
Earnings before interest, taxes, depreciation and amortization (EBITDA)
Integrated Solutions and Services	51,325	46,126	93,209	91,312
Applied Product Technologies	15,779	28,082	24,630	40,131
Corporate	(31,474)	(27,920)	(65,478)	(55,445)
Total EBITDA	35,630	46,288	52,361	75,998
Depreciation and amortization
Integrated Solutions and Services	14,314	11,479	28,272	22,622
Applied Product Technologies	4,458	3,999	8,792	7,894
Corporate	5,390	5,002	10,188	9,847
Total depreciation and amortization	24,162	20,480	47,252	40,363
Operating profit (loss)
Integrated Solutions and Services	37,011	34,647	64,937	68,690
Applied Product Technologies	11,321	24,083	15,838	32,237
Corporate	(36,864)	(32,922)	(75,666)	(65,292)
Total operating profit	11,468	25,808	5,109	35,635
Interest expense	(14,474)	(10,810)	(28,917)	(28,053)
(Loss) income before income taxes	(3,006)	14,998	(23,808)	7,582
Income tax benefit (expense)	4,579	(2,018)	9,093	2,393
Net income (loss)	$1,573	$12,980	$(14,715)	$9,975
Capital expenditures
Integrated Solutions and Services	$19,972	$12,359	$33,657	$21,923
Applied Product Technologies	2,060	1,562	4,268	3,875
Corporate	1,081	2,492	2,757	5,872
Total capital expenditures	$23,113	$16,413	$40,682	$31,670

	March 31, 2019	September 30, 2018
Assets
Integrated Solutions and Services	$721,000	$711,622
Applied Product Technologies	664,381	677,993
Corporate	274,793	274,002
Total assets	$1,660,174	$1,663,617
Goodwill
Integrated Solutions and Services	$220,970	$224,370
Applied Product Technologies	186,602	186,976
Total goodwill	$407,572	$411,346
22. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) from continuing operations per common share (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Numerator:
Numerator for basic and diluted loss per common share—Net income (loss) attributable to Evoqua Water Technologies Corp.	$1,384	$12,503	$(15,346)	$8,790
Denominator:
Denominator for basic net income (loss) per common share—weighted average shares	114,525	113,770	114,525	113,770
Effect of dilutive securities:
Share‑based compensation	4,188	5,445	—	5,773
Denominator for diluted net income (loss) per common share—adjusted weighted average shares	118,713	119,215	114,525	119,543
Basic earnings (loss) attributable to Evoqua Water Technologies Corp. per common share	$0.01	$0.11	$(0.13)	$0.08
Diluted earnings (loss) attributable to Evoqua Water Technologies Corp. per common share	$0.01	$0.10	$(0.13)	$0.07
Since the Company was in a net loss position for the six months ended March 31, 2019, there was no difference between the number of shares used to calculate basic and diluted loss per share. Because of their anti-dilutive effect, 4,185 common share equivalents, comprised of employee stock options, have been excluded from the diluted EPS calculation for the six months ended March 31, 2019.
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
Overview and Background
We are a leading provider of mission critical water and wastewater treatment solutions, offering a broad portfolio of products, services and expertise to support industrial, municipal and recreational customers who value water. With over 200,000 installations worldwide, we hold leading positions in the industrial, commercial and municipal water treatment markets in North America. We offer a comprehensive portfolio of differentiated, proprietary technology solutions sold under a number of market‑leading and well‑established brands. We deliver and maintain these mission critical solutions through the largest service network in North America, assuring our customers continuous uptime with 85 branches as of March 31, 2019. We have an extensive service and support network, and as a result, a certified Evoqua Service Technician is generally no more than a two‑hour drive from more than 90% of our customers’ sites. We believe that the customer intimacy created through our service network is a significant competitive advantage.
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
General and Administrative. General and administrative expenses (“G&A expense”) consist of fixed overhead personnel expenses associated with our corporate functions and our service organization (including district and branch managers, customer service, contract renewals and regeneration plant management). We expect our general and administrative expenses to increase due to the anticipated growth of our business and related infrastructure as well as due to the legal, accounting, insurance, investor relations and other costs associated with being a public company.
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

The following is a reconciliation of our Net income (loss) to Adjusted EBITDA (unaudited, amounts in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net income (loss)	$1.6	$13.0	$(14.7)	$10.0
Income tax (benefit) expense	(4.6)	2.0	(9.1)	(2.4)
Interest expense	14.5	10.8	28.9	28.0
Operating profit	11.5	25.8	5.1	35.6
Depreciation and amortization	24.2	20.5	47.3	40.4
EBITDA	35.7	46.3	52.4	76.0
Restructuring and related business transformation costs (a)	8.3	8.2	14.0	16.3
Share-based compensation (b)	4.7	4.3	9.3	6.9
Sponsor fees (c)	—	—	—	0.3
Transaction costs (d)	2.4	0.8	4.5	1.4
Other losses (gains) and expenses (e)	5.6	(1.9)	14.9	(3.2)
Adjusted EBITDA	$56.7	$57.7	$95.1	$97.7

(a)	Represents:

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

(A)
$0.3 million for the six months ended March 31, 2018, (all of which is reflected as a component of Restructuring charges in Note 13, “Restructuring and Related Charges” to our Unaudited Consolidated Financial Statements included in this Report (the “Restructuring Footnote”)) related to our voluntary separation plan pursuant to which approximately 220 employees accepted separation packages;

(B)
$0.2 million and $0.7 million for the three and six months ended March 31, 2019, respectively, reflected as components of Cost of product sales and services (“Cost of sales”) ($0.2 million and $0.5 million for the three and six month periods, respectively) and G&A expense ($0.2 million for the six month period) (all of which is reflected in the Restructuring Footnote); and $1.9 million and $5.4 million for the three and six months ended March 31, 2018, respectively, reflected as components of Cost of sales ($0.3 million and $1.6 million for the three and six month periods, respectively), R&D expense ($0.2 million and $0.5 million for the three and six month periods, respectively), S&M expense ($0.2 million and $0.5 million for the three and six month periods, respectively) and G&A expense ($1.2 million and $2.8 million for the three and six month periods, respectively) (all of which is reflected in the Restructuring Footnote) related to various other initiatives implemented to restructure and reorganize our business with the appropriate management team and cost structure); and

(C)
$5.1 million and $7.0 million for the three and six months ended March 31, 2019, respectively, (all of which is reflected in the Restructuring Footnote), reflected as components of Cost of sales ($2.5 million and $2.7 million for the three and six month periods, respectively), S&M expense ($0.4 million and $0.6 million for the three and six month periods, respectively) and G&A expense ($2.1 million and $3.6 million for the three and six month periods, respectively) related to the Company’s transition from a three-segment structure to a two-segment operating model designed to better serve the needs of customers worldwide;

(ii)
legal settlement costs and intellectual property related fees associated with legacy matters prior to the AEA Acquisition, including fees and settlement costs related to product warranty litigation on MEMCOR® products and certain discontinued products ($0.2 million and $0.6 million for the three and six months ended March 31, 2019, respectively, reflected as components of Cost of sales ($0.1 million for the six month period) and G&A expense ($0.2 million and $0.5 million for the three and six month periods, respectively); and $0.9 million and $1.0 million for the three and six months ended March 31, 2018, respectively, reflected as components of Cost of sales ($0.3 million and $0.4 million for the three and six month periods, respectively) and G&A expense ($0.6 million for each of the three and six month periods);

(iii)
expenses associated with our information technology and functional infrastructure transformation, including activities to optimize information technology systems and functional infrastructure processes ($2.3 million and $5.1 million for the three and six months ended March 31, 2019, respectively, primarily reflected as components of Cost of sales ($0.1 million for the six month period) and G&A expense ($2.3 million and $5.0 million for the three and six month periods, respectively); and $3.4 million and $4.7 million in the three and six months ended March 31, 2018, respectively, primarily reflected as components of Cost of sales ($1.2 million and $2.2 million for the three and six month periods, respectively), S&M expense ($0.1 million for each of the three and six month periods) and G&A expense ($2.1 million and $2.4 million for the three and six month periods, respectively)); and

(iv)
costs associated with our IPO and secondary offering as well as costs incurred by us in connection with establishment of our public company compliance structure and processes, including consultant costs, ($0.4 million and $0.5 million for the three and six months ended March 31, 2019, respectively, all reflected as a component of G&A expense; and $2.0 million and $5.0 million for the three and six months ended March 31, 2018, respectively, all reflected as a component of G&A expense).

(b)
Represents non‑cash share‑based compensation expenses related to equity awards. See “Note 16. Share-Based Compensation” to our Unaudited Consolidated Financial Statements included in this Report for further detail.

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

(d)
Represents expenses associated with acquisition and divestiture related activities and post‑acquisition integration costs and accounting, tax, consulting, legal and other fees and expenses associated with acquisition transactions ($2.4 million and $4.5 million in the three and six months ended March 31, 2019, primarily reflected as components of Cost of sales ($1.1 million and $1.3 million for the three and six month periods, respectively) and G&A expense ($1.3 million and $3.2 million for the three and six month periods, respectively) and $0.8 million and $1.4 million in the three and six months ended March 31, 2018, respectively, primarily reflected as components of G&A expense).

(e)	Represents:

(i)
impact of foreign exchange gains and losses ($0.3 million loss and $5.0 million loss in the three and six months ended March 31, 2019, respectively, and $2.1 million gain and $3.7 million gain in the three and six months ended March 31, 2018, respectively);

(ii)	foreign exchange impact related to headquarter allocations ($0.2 million gain for the three and six months ended March 31, 2018, respectively);

(iii)
expenses on disposal related to maintaining non-operational business locations ($0.1 million and $0.6 million in the three and six months ended March 31, 2019, respectively and $0.5 million and $0.7 million in the three and six months ended March 31, 2018, respectively);

(iv)
expenses incurred by the Company related to the remediation of manufacturing defects caused by a third party vendor for which the Company is seeking restitution ($0.3 million and $1.3 million for the three and six months ended March 31, 2019, respectively, all reflected as a component of Cost of sales);

(v)
charges incurred by the Company related to product rationalization in its electro-chlorination business ($0.1 million expense reduction and $3.0 million expense for the three and six months ended March 31, 2019, respectively, all reflected as a component of Cost of sales); and

(vi)
expenses incurred by the Company related to the write-off of inventory in its aquatics business associated with product rationalization and facility consolidation ($5.1 million for the three and six months ended March 31, 2019, all reflected as a component of Cost of sales).

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated:

	Three Months Ended March 31,					Six Months Ended March 31,
	2019		2018			2019		2018
(In millions, except per share amounts)		% of Revenue		% of Revenue	% Variance		% of Revenue		% of Revenue	% Variance
Revenue	$348.6	100.0%	$333.7	100.0%	4.5%	$671.6	100.0%	$630.7	100.0%	6.5%
Cost of product sales and services	(253.0)	(72.6)%	(225.7)	(67.6)%	12.1%	(487.3)	(72.6)%	(434.3)	(68.9)%	12.2%
Gross Profit	95.6	27.4%	108.0	32.4%	(11.5)%	184.3	27.4%	196.4	31.1%	(6.2)%
General and administrative expense	(48.2)	(13.8)%	(44.8)	(13.4)%	7.6%	(103.0)	(15.3)%	(83.8)	(13.3)%	22.9%
Sales and marketing expense	(35.4)	(10.2)%	(34.3)	(10.3)%	3.2%	(71.6)	(10.7)%	(68.6)	(10.9)%	4.4%
Research and development expense	(4.0)	(1.1)%	(4.0)	(1.2)%	—%	(8.1)	(1.2)%	(8.7)	(1.4)%	(6.9)%
Other operating income (expense), net	3.5	1.0%	0.9	0.3%	288.9%	3.5	0.5%	0.3	—%	1,066.7%
Interest expense	(14.5)	(4.2)%	(10.8)	(3.2)%	34.3%	(28.9)	(4.3)%	(28.0)	(4.4)%	3.2%
(Loss) income before income taxes	(3.0)	(0.9)%	15.0	4.5%	(120.0)%	(23.8)	(3.5)%	7.6	1.2%	(413.2)%
Income tax benefit (expense)	4.6	1.3%	(2.0)	(0.6)%	330.0%	9.1	1.4%	2.4	0.4%	279.2%
Net income (loss)	1.6	0.5%	13.0	3.9%	(87.7)%	(14.7)	(2.2)%	10.0	1.6%	(247.0)%
Net income attributable to non‑controlling interest	0.2	0.1%	0.5	0.1%	(60.0)%	0.6	0.1%	1.2	0.2%	(50.0)%
Net income (loss) attributable to Evoqua Water Technologies Corp.	$1.4	0.4%	$12.5	3.7%	(88.8)%	$(15.3)	(2.3)%	$8.8	1.4%	(273.9)%

Weighted average shares outstanding
Basic	114.5		113.8			114.5		113.8
Diluted	118.7		119.2			114.5		119.5
Earnings (loss) Earnings per share
Basic	$0.01		$0.11			$(0.13)		$0.08
Diluted	$0.01		$0.10			$(0.13)		$0.07

Other financial data:
Adjusted EBITDA(1)	$56.7	16.3%	$57.7	17.3%	(1.7)%	$95.1	14.2%	$97.7	15.5%	(2.7)%

(1)
For the definition of Adjusted EBITDA and a reconciliation to net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see “How We Assess the Performance of Our Business-Adjusted EBITDA.”

Consolidated Results
Revenues-Revenues increased $14.9 million, or 4.5%, to $348.6 million in the three months ended March 31, 2019 from $333.7 million in the three months ended March 31, 2018. Revenues increased $40.9 million, or 6.5%, to $671.6 million in the six months ended March 31, 2019 from $630.7 million in the six months ended March 31, 2018.
The following table provides the change in revenues from product sales and revenues from services, respectively:

	Three Months Ended March 31,					Six Months Ended March 31,
	2019		2018		% Variance	2019		2018		% Variance
		% of Revenue		% of Revenue			% of Revenue		% of Revenue
Revenue from product sales	$206.8	59.3%	$204.4	61.3%	1.2%	$386.9	57.6%	$371.5	58.9%	4.1%
Revenue from services	141.8	40.7%	129.3	38.7%	9.7%	284.7	42.4%	259.2	41.1%	9.8%
	$348.6	100.0%	$333.7	100.0%	4.5%	$671.6	100.0%	$630.7	100.0%	6.5%
Revenues from product sales had a slight increase of $2.4 million, or 1.2%, to $206.8 million in the three months ended March 31, 2019 from $204.4 million in the three months ended March 31, 2018.
Revenues from product sales increased $15.4 million, or 4.1%, to $386.9 million in the six months ended March 31, 2019 from $371.5 million in the six months ended March 31, 2018. The increase was primarily due to the growth in aftermarket product revenues of $26.7 million, which were offset by a decline in capital revenue of $11.2 million.
Revenues from services increased $12.5 million, or 9.7%, to $141.8 million in the three months ended March 31, 2019 from $129.3 million in the three months ended March 31, 2018. The main driver of this increase was $10.5 million recognized from the Pure Water, ProAct and Isotope acquisitions.
Revenues from services increased $25.5 million, or 9.8%, to $284.7 million in the six months ended March 31, 2019 from $259.2 million in the six months ended March 31, 2018. The main driver of this increase was $23.4 million recognized from the Pure Water, ProAct and Isotope acquisitions.
Cost of Sales and Gross Margin-Total gross margin decreased to 27.4% in the three months ended March 31, 2019 from 32.4% in the three months ended March 31, 2018. Total gross margin decreased to 27.4% in the six months ended March 31, 2019 from 31.1% in the six months ended March 31, 2018.
The following table provides the change in cost of product sales and cost of services, respectively, along with related gross margins:

	Three Months Ended March 31,				Six Months Ended March 31,
	2019		2018		2019		2018
		Gross Margin %		Gross Margin %		Gross Margin %		Gross Margin %
Cost of product sales	$(153.9)	25.6%	$(133.8)	34.5%	$(290.5)	24.9%	$(249.6)	32.8%
Cost of services	(99.1)	30.1%	(91.9)	28.9%	(196.8)	30.9%	(184.7)	28.7%
	$(253.0)	27.4%	$(225.7)	32.4%	$(487.3)	27.4%	$(434.3)	31.1%
Gross margin from product sales decreased by 8.9% to 25.6% in the three months ended March 31, 2019 from 34.5% in the three months ended March 31, 2018. The decrease in gross margin was primarily driven by $5.1 million charge related to the write-off of inventory in the aquatics business associated with product rationalization and facility consolidation.
Gross margin from product sales decreased by 7.9% to 24.9% in the six months ended March 31, 2019 from 32.8% in the six months ended March 31, 2018. The decrease in gross margin was primarily driven by the $4.3 million of costs incurred as a result of product rationalization in our electro-chlorination business and the remediation of manufacturing defects caused by a third party vendor, in addition to the $5.1 million charge mentioned above.
Gross margin from services increased slightly by approximately 1.2% to 30.1% in the three months ended March 31, 2019 from 28.9% in the three months ended March 31, 2018. Gross margin saw an increase of approximately 2.2% to 30.9% from 28.7% during the six months ended in the same periods. These increases are due to price realizations recognized in revenue.
Operating Expenses-Operating expenses increased $4.5 million, or 5.4%, to $87.6 million in the three months ended March 31, 2019 from $83.1 million in the three months ended March 31, 2018. Included in the three months ended March 31, 2019 was a loss from unfavorable foreign currency translation of $0.4 million, whereas included in the three months ended March 31, 2018 amount was a gain from favorable foreign currency translation of $1.5 million. This change in foreign currency resulted in an increase in operating expenses of $1.9 million. Additionally, the Company incurred increased expenses of $5.1 million associated with the acquisitions of Pure Water, Pacific Ozone, ProAct and Isotope, and another $1.7 million in higher employee related costs. The increased spending in the prior period of Property, plant and equipment resulted in an increase of depreciation expense of $0.6 million.
Operating expenses increased $21.6 million, or 13.4%, to $182.7 million in the six months ended March 31, 2019 from $161.1 million in the six months ended March 31, 2018. Included in the six months ended March 31, 2019 was a loss from unfavorable foreign currency translation of $5.0 million, whereas included in the three months ended March 31, 2018 amount was a gain from favorable foreign currency translation of $3.2 million. This change in foreign currency translation resulted in an increase in operating expenses of $8.2 million. Additionally, the Company incurred increased expenses of $10.2 million associated with the acquisitions of Pure Water, Pacific Ozone, ProAct and Isotope, and another $3.0 million in higher employee related costs. The increased spending on Property, plant and equipment in the prior period resulted in an increase of depreciation expense of $1.0 million. An additional $1.1 million increase was due to a change in the current estimate of certain acquisitions achieving their earn-out targets, which resulted in an increase to the fair valued amount of the earn-out recorded upon the acquisitions. These increases were partially offset by a continued reduction in research and development spending of $0.6 million.
A discussion of operating expenses by category is as follows:
Research and Development Expense - Research and development expenses remained flat during the three months ended March 31, 2019 as compared to March 31, 2018, and had a slight decrease during the six months ended of the same periods due to the Company’s continued efforts to reduce spending.
Sales and Marketing Expense - Sales and marketing expenses had an increase of $1.1 million and $3.0 million in the three and six month periods, respectively, mainly due the ProAct acquisition made in the prior year.
General and Administrative Expense - General and administrative expenses increased $3.4 million, or 7.6%, to $48.2 million in the three months ended March 31, 2019 from $44.8 million in the three months ended March 31, 2018. This increase in general and administrative expenses was primarily due to unfavorable foreign currency translation on the intercompany loans of $1.9 million, as described above, in addition to an increase of $2.3 million from the Pure Water, Pacific Ozone, ProAct and Isotope acquisitions. The remaining increase is due to $0.3 million of acquisition related amortization and depreciation expense, and employee related expenses of $0.5 million, primarily due to increased share-based compensation expense. These increases were partially offset due to $1.6 million of costs incurred in the prior year related to the secondary offering that did not occur again in the current year.
General and administrative expenses increased $19.2 million, or 22.9%, to $103.0 million in the six months ended March 31, 2019 from $83.8 million in the six months ended March 31, 2018. This increase in general and administrative expenses was primarily due to unfavorable foreign currency translation on the intercompany loans of $8.2 million, as described above, in addition to an increase of $5.2 million from the Pure Water, Pacific Ozone, ProAct and Isotope acquisitions. The remaining increase is due to employee related expenses of $3.6 million, primarily due to increased share-based compensation expense, $2.7 million of amortization and depreciation expense, mainly related to acquisitions, and another $1.1 million due to the earn-out adjustment mentioned above. These increases were partially offset due to $1.6 million of costs incurred in the prior year related to the secondary offering that did not occur again in the current year.

Other operating income(expense)-Other operating income (expense) increased $2.6 million, or 288.9%, to income of $3.5 million in the three months ended March 31, 2019 from income of $0.9 million in the three months ended March 31, 2018. This increase was mainly due to the release of an acquisition related contingency due to the passage of time.
Other operating (expense) income increased $3.2 million to income of $3.5 million in the six months ended March 31, 2019 from income of $0.3 million in the six months ended March 31, 2018. This increase was mainly due to the release of an acquisition related contingency discussed above and the collection of previously written off accounts.
Interest Expense-Interest expense increased $3.7 million, or 34.3%, to $14.5 million in the three months ended March 31, 2019 from $10.8 million in the three months ended March 31, 2018. Interest expense increased $0.9 million, or 3.2%, to $28.9 million in the six months ended March 31, 2019 from $28.0 million in the six months ended March 31, 2018. The increase in interest expense is related to the increased debt and interest rates as compared to the same period in the prior year.
Income tax benefit (expense)-An income tax benefit of $4.6 million and an income tax expense of $2.0 million was recorded for the three months ended March 31, 2019 and 2018, respectively. The increase in tax benefit from the prior year was primarily driven by a higher projected annual effective tax rate applied against a larger loss in the current period which was partially offset by a discrete benefit of $3.6 million in the prior period related to the remeasurement of U.S. deferred tax liabilities associated with indefinite lived intangible assets for the reduction of the U.S. statutory rate from 35% to 21%.
An income tax benefit of $9.1 million and an income tax benefit of $2.4 million was recorded for the six months ended March 31, 2019 and 2018, respectively.
Net Income-Net income decreased by $11.4 million, or 87.7%, to $1.6 million for the three months ended March 31, 2019 from $13.0 million in the three months ended March 31, 2018. This was primarily driven by the increase in operating expenses, mainly the unfavorable change in foreign currency impacts as described above in addition. Additional contributing factors to the period over period change include other non-cash charges such as higher depreciation costs associated with capital investment and acquisitions, as well as higher share-based compensation charges. Net income decreased by $24.7 million, or 247.0%, to a net loss of $14.7 million for the six months ended March 31, 2019 from income of $10.0 million in the six months ended March 31, 2018.
Adjusted EBITDA-Adjusted EBITDA decreased $1.0 million, or 1.7%, to $56.7 million for the three months ended March 31, 2019 from $57.7 million for the three months ended March 31, 2018. Increased revenue volume and the benefits derived from restructuring and operational efficiencies that were implemented in the current and prior fiscal year were somewhat offset by lower margins derived from product mix in the period as well as the release of warranty provisions in the prior year period based on improved warranty experience.
Adjusted EBITDA decreased $2.6 million, or 2.7%, to $95.1 million for the six months ended March 31, 2019 from $97.7 million for the six months ended March 31, 2018.

Segment Results

	Three Months Ended March 31,					Six Months Ended March 31,
	2019		2018		% Variance	2019		2018		% Variance
		% of Revenue		% of Revenue			% of Revenue		% of Revenue
Revenues
Integrated Solutions and Services	$226.8	65.1%	$204.5	61.3%	10.9%	$437.3	65.1%	$396.4	62.9%	10.3%
Applied Product Technologies	121.8	34.9%	129.2	38.7%	(5.7)%	234.3	34.9%	234.3	37.1%	—%
Total Consolidated	348.6	100.0%	333.7	100.0%	4.5%	671.6	100.0%	630.7	100.0%	6.5%
Operating profit (loss)
Integrated Solutions and Services	37.0	10.6%	34.6	10.4%	6.9%	64.9	9.7%	68.7	10.9%	(5.5)%
Applied Product Technologies	11.3	3.2%	24.1	7.2%	(53.1)%	15.8	2.4%	32.2	5.1%	(50.9)%
Corporate	(36.8)	(10.6)%	(32.9)	(9.9)%	11.9%	(75.6)	(11.3)%	(65.3)	(10.4)%	15.8%
Total Consolidated	11.5	3.3%	25.8	7.7%	(55.4)%	5.1	0.8%	35.6	5.6%	(85.7)%
EBITDA
Integrated Solutions and Services	51.3	14.7%	46.1	13.8%	11.3%	93.2	13.9%	91.3	14.5%	2.1%
Applied Product Technologies	15.8	4.5%	28.1	8.4%	(43.8)%	24.6	3.7%	40.1	6.4%	(38.7)%
Corporate and unallocated costs	(31.4)	(9.0)%	(27.9)	(8.4)%	12.5%	(65.4)	(9.7)%	(55.4)	(8.8)%	18.1%
Total Consolidated	$35.7	10.2%	$46.3	13.9%	(22.9)%	$52.4	7.8%	$76.0	12.1%	(31.1)%

Adjusted EBITDA on a segment basis is defined as earnings before interest expense, income tax expense (benefit) and depreciation and amortization, adjusted for the impact of certain other items that have been reflected at the segment level. The following is a reconciliation of our segment operating profit to Adjusted EBITDA:

	Three Months Ended March 31,				Six Months Ended March 31,
	2019		2018		2019		2018
	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies
Operating Profit	$37.0	$11.3	$34.6	$24.1	$64.9	$15.8	$68.7	$32.2
Depreciation and amortization	14.3	4.5	11.5	4.0	28.3	8.8	22.6	7.9
EBITDA	$51.3	$15.8	$46.1	$28.1	$93.2	$24.6	$91.3	$40.1
Restructuring and related business transformation costs (a)	0.1	0.2	—	—	0.4	0.5	—	—
Transaction costs (b)	—	—	—	—	0.5	0.7	—	—
Other losses and expenses (c)	—	5.2	—	—	0.2	9.3	—	—
Adjusted EBITDA (d)	$51.4	$21.2	$46.1	$28.1	$94.3	$35.1	$91.3	$40.1

(a)
Represents costs and expenses in connection with restructuring initiatives distinct to our Integrated Solutions and Services and Applied Product Technologies segments, respectively, incurred in the three and six months ended March 31, 2019. Such expenses are primarily composed of severance and relocation costs.

(b)
Represents costs associated with a change in the current estimate of certain acquisitions achieving their earn-out targets, which resulted in an increase to the fair valued amount of the earn-out recorded upon the acquisitions in the six months ended March 31, 2019, distinct to our Integrated Solutions and Services and Applied Product Technologies segments.

(c)	Represents:

(i)	expenses incurred by the Company in the six months ended March 31, 2019, distinct to our Integrated Solutions and Services segment, related to maintaining non-operational business locations;

(ii)
expenses incurred by the Company in the three and six months ended March 31, 2019, distinct to our Applied Product Technologies segment, as a result of product rationalization in our electro-chlorination business and the remediation of manufacturing defects caused by a third party vendor for which the Company is seeking restitution; and

(iii)
expenses incurred by the Company in the three and six ended March 31, 2019, distinct to our Applied Product Technologies segment, as a result of the write-off of inventory in the aquatics business associated with product rationalization and facility consolidation.

(d)
For the definition of Adjusted EBITDA and a reconciliation to Net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see “How We Assess the Performance of Our Business-Adjusted EBITDA.”

Integrated Solutions and Services
Revenues in the Integrated Solutions and Services segment increased $22.3 million, or 10.9%, to $226.8 million in the three months ended March 31, 2019 from $204.5 million in the three months ended March 31, 2018. The increase in revenue was driven by stronger service growth of $3.8 million, as well as capital and aftermarket growth of $7.6 million, primarily in the microelectronics and food and beverage markets. These increases were augmented by price realization. Our acquisitions of Pure Water, ProAct and Isotope resulted in another increase of $10.9 million of revenue.
Revenues in the Integrated Solutions and Services segment increased $40.9 million, or 10.3%, to $437.3 million in the six months ended March 31, 2019 from $396.4 million in the six months ended March 31, 2018. The increase in revenue was driven by organic growth of $16.1 million. Our acquisitions of Pure Water, ProAct and Isotope resulted in another increase of $24.8 million of revenue.
Operating profit in the Integrated Solutions and Services segment increased $2.4 million, or 6.9%, to $37.0 million in the three months ended March 31, 2019 from $34.6 million in the three months ended March 31, 2019. The profitability generated by organic revenue volume in the period in addition to the acquisitions of Pure Water, ProAct and Isotope resulted in $5.7 million. Profitability was impacted by increased employment and benefit expenses of $0.5 million and $2.8 million from higher depreciation.
Operating profit in the Integrated Solutions and Services segment decreased $3.8 million, or 5.5%, to $64.9 million in the six months ended March 31, 2019 from $68.7 million in the six months ended March 31, 2019. The profitability generated by revenue volume in the period was offset by the change in product mix driven by higher capital volumes in food and beverage and lower service volumes in power and chemical processing markets. The net impact of these factors was a contribution to profit of $1.8 million. Additionally, profitability was impacted by increased employment and benefit expenses of $4.3 million, $5.7 million from higher depreciation and amortization expense and $0.5 million due to the change in estimated earn-outs related to prior acquisitions. These impacts to profitability were partially offset by increased profit, excluding the impact of depreciation and amortization, from the Pure Water, ProAct and Isotope acquisitions of $4.9 million.
EBITDA in the Integrated Solutions and Services segment increased $5.2 million, or 11.3%, to $51.3 million in the three months ended March 31, 2019, compared to $46.1 million in the three months ended March 31, 2018. Adjusted EBITDA increased $5.3 million, or 11.5%, to $51.4 million in the three months ended March 31, 2019, compared to $46.1 million in the three months ended March 31, 2018. The increase in EBITDA resulted from the same factors which impacted operating profit, less the change in depreciation and amortization. Adjusted EBITDA in the Integrated Solutions and Services segment excludes $0.1 million of restructuring and realignment costs incurred during the three months ended March 31, 2019, which was discrete to the Integrated Solutions and Services segment. There were no comparable charges incurred in the same period of the prior year that would impact Adjusted EBITDA for the Integrated Solutions and Services segment.
EBITDA in the Integrated Solutions and Services segment increased $1.9 million, or 2.1%, to $93.2 million in the six months ended March 31, 2019, compared to $91.3 million in the six months ended March 31, 2018. Adjusted EBITDA increased $3.0 million, or 3.3%, to $94.3 million in the six months ended March 31, 2019, compared to $91.3 million in the six months ended March 31, 2018. The increase in EBITDA resulted from the same factors which impacted operating profit, less the change in depreciation and amortization. Adjusted EBITDA in the Integrated Solutions and Services segment excludes $0.4 million of restructuring and realignment costs incurred during the six months ended March 31, 2019, a charge of $0.5 million related to the change in the current estimate of certain acquisitions achieving their earn-out targets, which resulted in an increase to the fair valued amount of the earn-out recorded upon the acquisitions and $0.2 million related to costs incurred from inactive sites, all of which were discrete to the Integrated Solutions and Services segment. There were no comparable charges incurred in the same period of the prior year that would impact Adjusted EBITDA for the Integrated Solutions and Services segment.
Applied Product Technologies
Revenues in the Applied Product Technologies segment decreased $7.4 million, or 5.7%, to $121.8 million in the three months ended March 31, 2019 from $129.2 million in the three months ended March 31, 2018. Capital products revenues declined by $14.5 million, primarily in higher margin product lines.  Additionally, aftermarket grew by $9.9 million over the same period.  The acquisition of Pacific Ozone contributed an increase in revenue of $0.9 million. These increases were offset by an unfavorable foreign currency translation impact of $3.7 million.
Revenues in the Applied Product Technologies segment were flat at $234.3 million in the six months ended March 31, 2019 from $234.3 million in the six months ended March 31, 2018. This is mainly attributable to capital revenues, which decreased by $13.0 million across multiple business lines.  Additionally, sales of aftermarket grew by $16.3 million. The acquisition of Pacific Ozone contributed an increase in revenue of $2.1 million. These increases were offset by an unfavorable foreign currency translation impact of $5.4 million.

Operating profit in the Applied Product Technologies segment decreased $12.8 million, or 53.1%, to $11.3 million in the three months ended March 31, 2019 from $24.1 million in the three months ended March 31, 2018. The decrease in operating profit was due to volume and mix partially offset by price of $7.1 million and $1.4 million of unfavorable foreign currency impact.  Additionally, recognized in the prior period was a benefit of $3.6 million related to warranty reductions based on improved warranty experience, net of losses from our Italian operations, which did not reoccur in the current period. Other offsets to segment operating profit include impacts from product rationalization and facility consolidation, restructuring and costs associated with the remediation of a manufacturing defect caused by a third party vendor of $5.4 million.  Higher depreciation impacted profitability by another $0.5 million of increased costs.  These impacts to profitability were partially offset by operational leverage of $2.5 million and lower employment costs of $2.7 million.
Operating profit in the Applied Product Technologies segment decreased $16.4 million, or 50.9%, to $15.8 million in the six months ended March 31, 2019 from $32.2 million in the six months ended March 31, 2018. The decrease in operating profit was due to volume and mix, partially offset by price of $5.3 million and $2.1 million of unfavorable foreign currency impact.  Additionally, recognized in the prior period was a benefit of $5.9 million related to warranty reductions based on improved warranty experience, net of losses from our Italian operations, which did not reoccur in the current period. Other offsets to segment operating profit include impacts from product rationalization and facility consolidation, restructuring and costs associated with the remediation of a manufacturing defect caused by a third party vendor of $9.8 million.  Higher depreciation impacted profitability by another $0.9 million of increased costs and $0.7 million of additional cost was due to the change in estimated amount of earn-outs expected to be paid out on prior acquisitions. These impacts to profitability were partially offset by operational leverage of $2.7 million and lower employment costs of $5.6 million.
EBITDA in the Applied Product Technologies segment decreased $12.3 million, or 43.8%, to $15.8 million in the three months ended March 31, 2019, compared to $28.1 million in the three months ended March 31, 2018. The decrease in EBITDA resulted from the same factors which impacted operating profit, less the change in depreciation and amortization, and $0.2 million in other income and expense. Adjusted EBITDA decreased $6.9 million, or 24.6%, to $21.2 million in the three months ended March 31, 2019, compared to $28.1 million in the three months ended March 31, 2018. Adjusted EBITDA excludes $5.2 million of expenses related to product rationalization and facility consolidation in connection with our two-segment realignment initiative as well as the remediation of manufacturing defects caused by a third party vendor, and $0.2 million of restructuring and realignment costs incurred during the three months ended March 31, 2019, all of which were discrete to the Applied Product Technologies segment. There were no comparable charges incurred in the same period of the prior year that would impact Adjusted EBITDA for the Applied Product Technologies segment.
EBITDA in the Applied Product Technologies segment decreased $15.5 million, or 38.7%, to $24.6 million in the six months ended March 31, 2019, compared to $40.1 million in the six months ended March 31, 2018. The decrease in EBITDA resulted from the same factors which impacted operating profit, less the change in depreciation and amortization and $0.4 million in other income and expense. Adjusted EBITDA decreased $5.0 million, or 12.5%, to $35.1 million in the six months ended March 31, 2019, compared to $40.1 million in the six months ended March 31, 2018. Adjusted EBITDA excludes $9.3 million of expenses related to product rationalization and facility consolidation in connection with our two-segment realignment initiative as well as the remediation of manufacturing defects caused by a third party vendor, a charge of $0.7 million related to the change in the current estimate of certain acquisitions achieving their earn-out targets, which resulted in an increase to the fair valued amount of the earn-out recorded upon the acquisitions and $0.5 million of restructuring and realignment costs incurred during the six months ended March 31, 2019, all of which were discrete to the Applied Product Technologies segment. There were no comparable charges incurred in the same period of the prior year that would impact Adjusted EBITDA for the Applied Product Technologies segment.
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
We expect to continue to finance our liquidity requirements through internally generated funds and borrowings under our Revolving Credit Facility. We believe that our projected cash flows generated from operations, together with borrowings under our Revolving Credit Facility are sufficient to fund our principal debt payments, interest expense, our working capital needs and our expected capital expenditures for the next twelve months. Our capital expenditures for the six months ended March 31, 2019 and 2018 were $40.7 million and $31.7 million, respectively. However, our budgeted capital expenditures can vary from period to period based on the nature of capital intensive project awards. We may draw on our Revolving Credit Facility from time to time to fund or partially fund an acquisition.
As of March 31, 2019, we had total indebtedness of $958.6 million, including $933.5 million of borrowings under the First Lien Term Loan Facility, no borrowings under our Revolving Credit Facility, $21.5 million in borrowings related to equipment financing, $1.8 million of notes payable related to certain equipment related contracts and $1.7 million related to a mortgage. We also had $14.5 million of letters of credit issued under our $125.0 million Revolving Credit Facility and an additional $0.2 million of letters of credit issued under a separate uncommitted facility as of March 31, 2019.
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
As of March 31, 2019 and September 30, 2018, we were in compliance with the covenants contained in the senior secured credit facilities.
Our indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations.

Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Six Months Ended March 31,
(In millions)	2019	2018
Statement of Cash Flows Data
Net cash provided by operating activities	$27.3	$41.9
Net cash used in investing activities	(38.6)	(41.6)
Net cash (used in) provided by financing activities	(4.0)	16.0
Effect of exchange rate changes on cash	(0.3)	0.2
Change in cash and cash equivalents	$(15.6)	$16.5
Operating Activities
Cash flows from operating activities can fluctuate significantly from period‑to‑period as working capital needs and the timing of payments for restructuring activities and other items impact reported cash flows.
Net cash provided by operating activities decreased to a source of $27.3 million in the six months ended March 31, 2019 from a source of $41.9 million in the six months ended March 31, 2018.

•
Operating cash flows in the six months ended March 31, 2019 reflect a decrease in net earnings of $24.7 million as compared to the six months ended March 31, 2018 and decreased non‑cash charges of $8.9 million primarily relating to a reduction in deferred taxes and the foreign currency impact on the intercompany loans, partially offset by increased share-based compensation expenses.

•
The aggregate of receivables, inventories, contract assets and liabilities and accounts payable used $4.8 million in operating cash flows in the six months ended March 31, 2019 compared to a use of $27.0 million in operating cash flows in the six months ended March 31, 2018. The amount of cash flow generated from or used by the above mentioned accounts depends upon how effectively we manage our cash conversion cycle, which is a representation of the number of days that elapse from the date of purchase of raw materials and components to the collection of cash from customers. Our cash conversion cycle can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expense and other current assets, income taxes and other non current assets and liabilities provided $6.6 million in operating cash flows in the six months ended March 31, 2019 compared to a use of $6.8 million in the six months ended March 31, 2018. This is mainly due to timing of payments.

•
Accrued expenses and other liabilities used $11.2 million in operating cash flows in the six months ended March 31, 2019 compared to a use of $30.8 million in the six months ended March 31, 2018. The reduced use of operational cash flow was mainly due to higher accrued expenses at September 30, 2017 as compared to September 30, 2018, due to the IPO in November of 2017 and higher accrued employee related costs which were subsequently paid out during the three months ended December 31, 2017.

Investing Activities
Net cash used in investing activities decreased $3.0 million to $38.7 million in the six months ended March 31, 2019 from $41.6 million in the six months ended March 31, 2018. This decrease was largely driven by lower cash paid for acquisitions during the six months ended March 31, 2019, partially offset by higher cash paid for property, plant and equipment in the current year period.

Financing Activities
Net cash used by financing activities decreased $20.0 million to a use of $4.0 million in the six months ended March 31, 2019 from a source of $16.0 million in the six months ended March 31, 2018. This lower amount of cash provided by financing activities for the six months ended March 31, 2019 was primarily due to the $137.6 million cash received upon the issuance of stock during the IPO in the prior year period, partially offset by the issuance of debt and higher borrowings under the credit facility in the current year period. In addition, we made higher repayments of debt in the current year period which was partially offset by reduced by share-based compensation activity.
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

Off‑Balance Sheet Arrangements
As of March 31, 2019 and September 30, 2018, we had letters of credit totaling $14.8 million and $11.8 million, respectively, and surety bonds totaling $133.6 million and $123.4 million, respectively, outstanding under our credit arrangements. The longest maturity date of the letters of credit and surety bonds in effect as of March 31, 2019 was March 26, 2029. Additionally, as of March 31, 2019 and September 30, 2018, we had letters of credit totaling $0.0 million and $0.9 million, respectively, and surety bonds totaling $2.4 million and $2.5 million, respectively, outstanding under our prior arrangement with Siemens.
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
Based on our overall interest rate exposure to variable rate debt outstanding as of March 31, 2019, a 1% increase or decrease in interest rates would decrease or increase income (loss) before income taxes by approximately $9.4 million. By comparison, based on our overall interest rate exposure to variable rate debt outstanding as of March 31, 2018, a 1% increase or decrease in interest rates would have decreased or increased income (loss) before income taxes by approximately $7.9 million.
For a discussion of the Company’s exposure to market risk related to inflation, tariffs and foreign currency exchange rates, please refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as filed with the SEC on December 11, 2018.  There have been no material changes to the Company’s exposure to these market risks during the first half of fiscal 2019.

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
Changes to Internal Control Over Financial Reporting
As described below, the Company has undertaken remediation actions to address the material weakness in our internal controls over financial reporting. These remediation actions continued throughout the quarter ended March 31, 2019, but have not materially affected our internal control over financial reporting.
The Company has now designed or redesigned a number of controls through the quarter ended March 31, 2019, that we are currently evaluating or awaiting additional testing samples to evaluate operating effectiveness. Controls that have been properly designed need to be operating effectively for acceptable periods of time.  Due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of remediation, but management has made further progress and expects the remediation to be completed by the fourth quarter of 2019.
Remediation Activities
Management continues to advance the design and implementation of financial reporting controls to ensure that the level of precision is adequate to address the assessed risks at an assertion level and the period of operation is sufficient to conclude on the operating effectiveness of the controls. Specifically, under the guidance of the Audit Committee, Management has undertaken the following:

•
Conducted additional training with stakeholders within the organization regarding revenue recognition policies and procedures, including best practices for documenting effective compliance with the operation of controls that address key risks.

•	Developed enhanced reporting tools that facilitate the ability of stakeholders to perform more detailed review of revenue transactions.

•	Established more formal processes for documentation of the review of pricing and other inputs of contract and sales order information that drive the recognition of revenue across the organization.

•	Designed and implemented more substantive controls that address the evaluation of shipping terms and recognition of revenue in the correct reporting period.

When fully implemented and operational, we believe the controls we have designed will remediate the control deficiencies that have led to the material weakness we have identified and strengthen our internal controls over financial reporting.
Notwithstanding the existence of the material weakness as described above, we believe that the Condensed Consolidated Financial Statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

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

On or around November 6, 2018, a purported shareholder of the Company filed a class action lawsuit in the U.S. District Court for the Southern District of New York, captioned McWilliams v. Evoqua Water Technologies Corp., et al., Case No. 1:18-CV-10320, alleging that the Company and senior management violated federal securities laws.  On January 31, 2019, the court appointed lead plaintiffs and lead counsel in connection with the action and captioned the action “In re Evoqua Water Technologies Corp. Securities Litigation,” Master File No. 1:18-CV-10320. On March 28, 2019, lead plaintiffs filed an amended complaint, which asserts claims pursuant to the Securities Exchange Act of 1934 and the Securities Act of 1933 against the Company, members of the Company’s Board of Directors, senior management, other executives and/or employees, AEA Investors LP and a number of its affiliated entities, and the underwriters of the Company’s initial public offering and secondary public offering. The amended complaint alleges that the defendants violated federal securities laws by issuing false, misleading, and/or omissive disclosures concerning the Company’s integration of acquired companies, the Company’s reduction-in-force, and the Company’s accounting practices. The lawsuit seeks compensatory damages in an unspecified amount to be proved at trial, an award of reasonable costs and expenses to the plaintiff and class counsel, and such other relief as the court may deem just and proper.  The Company believes that this lawsuit is without merit and intends to vigorously defend itself against the allegations.

On or around April 10, 2019, a purported shareholder of the Company filed a shareholder derivative lawsuit ostensibly on behalf of the Company in the U.S. District Court for the Western District of Pennsylvania, captioned Dallas Torgersen, derivatively on behalf of Evoqua Water Technologies Corp. v. Ronald C. Keating, et al., Case No. 2:19-CV-410. The complaint names as defendants the Company’s CEO, the Company’s CFO, and members of the Company’s Board of Directors, and it names the Company as a nominal defendant. The complaint alleges, among other things, that the individual defendants violated federal securities laws by issuing false, misleading, and/or omissive disclosures in the period leading up to the Company’s October 30, 2018 disclosure and that they breached their fiduciary duties to the Company. The lawsuit seeks compensatory damages in an unspecified amount to be proved at trial, an award of reasonable costs and expenses, restitution from the individual defendants, an order directing the Company and the individual defendants to take all necessary actions to reform and improve the Company’s corporate governance and internal procedures to comply with the law and to prevent the events alleged from reoccurring, including by putting forth for shareholder vote certain resolutions for amendments to the Company’s charter or bylaws, and such other relief as the court may deem just and proper. The Company believes that this lawsuit is without merit and intends to vigorously defend itself against the allegations.

Item 1A. Risk Factors
There have been no material changes to the information concerning risk factors as stated in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as filed with the SEC on December 11, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In the three months ended March 31, 2019, we issued 214,923 shares of our common stock to certain employees and former employees upon the exercise of stock options granted pursuant to the Stock Option Plan, which amount gives effect to the net exercise by certain of such individuals of a portion of their vested options to cover exercise price and applicable tax withholding obligations. These issuances were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act and/or Rule 701 promulgated thereunder. The securities were issued directly by the registrant and did not involve a public offering or general solicitation.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are filed or furnished as a part of this report:

Exhibit No.	Exhibit Description
10.1*	Form of Nonqualified Stock Option Award Agreement under Evoqua Water Technologies Corp. 2017 Equity Incentive Plan
10.2*	Form of Restricted Stock Unit Award Agreement under the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOQUA WATER TECHNOLOGIES CORP.

May 10, 2019	/s/ RONALD C. KEATING
	By:	Ronald C. Keating
Chief Executive Officer (Principal Executive Officer)

May 10, 2019	/s/ BENEDICT J. STAS
	By:	Benedict J. Stas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)