Form 10-Q
period 2019-06-30
Evoqua Water Technologies Corp.
filed 2019-08-06
CIK 1604643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended
June 30, 2019
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
         There were 114,343,957 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of July 31, 2019.

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

Part I - Financial Information

Item 1. Consolidated Financial Statements

Evoqua Water Technologies Corp.
Consolidated Balance Sheets
(In thousands)

	(Unaudited)
	June 30, 2019	September 30, 2018
ASSETS
Current assets	$565,088	$565,560
Cash and cash equivalents	61,122	82,365
Receivables, net	247,717	254,756
Inventories, net	161,020	134,988
Contract assets	70,018	69,147
Prepaid and other current assets	25,205	23,854
Income tax receivable	6	450
Property, plant, and equipment, net	341,404	320,023
Goodwill	410,286	411,346
Intangible assets, net	323,321	340,408
Deferred income taxes	7,239	2,438
Other non‑current assets	24,117	23,842
Total assets	$1,671,455	$1,663,617
LIABILITIES AND EQUITY
Current liabilities	$281,696	$284,719
Accounts payable	137,480	141,140
Current portion of debt	12,661	11,555
Contract liabilities	32,312	17,652
Product warranties	8,264	8,907
Accrued expenses and other liabilities	89,273	97,672
Income tax payable	1,706	7,793
Non‑current liabilities	1,026,168	1,016,882
Long‑term debt	935,507	928,075
Product warranties	3,741	3,360
Other non‑current liabilities	75,786	74,352
Deferred income taxes	11,134	11,095
Total liabilities	1,307,864	1,301,601
Commitments and Contingent Liabilities (Note 19)
Shareholders’ equity
Common stock, par value $0.01: authorized 1,000,000 shares; issued 115,968 shares, outstanding 114,312 shares at June 30, 2019; issued 115,016 shares, outstanding 113,929 shares at September 30, 2018	1,154	1,145
Treasury stock: 1,656 shares at June 30, 2019 and 1,087 shares at September 30, 2018	(2,837)	(2,837)
Additional paid‑in capital	546,767	533,435
Retained deficit	(176,483)	(163,871)
Accumulated other comprehensive loss, net of tax	(8,207)	(9,017)
Total Evoqua Water Technologies Corp. equity	360,394	358,855
Non‑controlling interest	3,197	3,161
Total shareholders’ equity	363,591	362,016
Total liabilities and shareholders’ equity	$1,671,455	$1,663,617
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Operations
(In thousands except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Revenue from product sales	$210,363	$211,486	$597,319	$582,973
Revenue from services	149,980	130,989	434,654	390,242
Revenue from product sales and services	360,343	342,475	1,031,973	973,215
Cost of product sales	(148,417)	(140,345)	(438,869)	(389,980)
Cost of services	(100,632)	(100,123)	(297,469)	(284,852)
Cost of product sales and services	(249,049)	(240,468)	(736,338)	(674,832)
Gross profit	111,294	102,007	295,635	298,383
General and administrative expense	(49,525)	(56,961)	(152,571)	(140,767)
Sales and marketing expense	(31,959)	(33,888)	(103,546)	(102,459)
Research and development expense	(3,281)	(3,682)	(11,384)	(12,356)
Total operating expenses	(84,765)	(94,531)	(267,501)	(255,582)
Other operating income	746	8,458	4,625	9,396
Other operating expense	(184)	(1,096)	(559)	(1,722)
Interest expense	(14,842)	(12,370)	(43,759)	(40,423)
Income (loss) before income taxes	12,249	2,468	(11,559)	10,052
Income tax (expense) benefit	(7,959)	(1,433)	1,134	960
Net income (loss)	4,290	1,035	(10,425)	11,012
Net income attributable to non‑controlling interest	155	242	786	1,427
Net income (loss) attributable to Evoqua Water Technologies Corp.	$4,135	$793	$(11,211)	$9,585
Basic income (loss) per common share	$0.04	$0.01	$(0.10)	$0.08
Diluted income (loss) per common share	$0.03	$0.01	$(0.10)	$0.08
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$4,290	$1,035	$(10,425)	$11,012
Other comprehensive (loss) income
Foreign currency translation adjustments	(341)	(2,015)	1,241	(2,811)
Unrealized derivative loss on cash flow hedges, net of tax	(251)	(3)	(431)	—
Total other comprehensive (loss) income	(592)	(2,018)	810	(2,811)
Less: Comprehensive income attributable to non‑controlling interest	(155)	(242)	(786)	(1,427)
Comprehensive income (loss) attributable to Evoqua Water Technologies Corp.	$3,543	$(1,225)	$(10,401)	$6,774
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Changes in Equity
(In thousands)

	Three Months Ended June 30, 2019
	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at March 31, 2019	115,691	$1,151	1,518	$(2,837)	$542,104	$(180,618)	$(7,615)	$3,192	$355,377
Equity based compensation expense	—	—	—	—	4,978	—	—	—	4,978
Issuance of common stock	46	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement (including tax withholdings)	231	3	138	—	(315)	—	—	—	(312)
Stock repurchases	—	—	—	—	—	—	—	—	—
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(150)	(150)
Net income	—	—	—	—	—	4,135	—	155	4,290
Other comprehensive income	—	—	—	—	—	—	(592)	—	(592)
Balance at June 30, 2019	115,968	$1,154	1,656	$(2,837)	$546,767	$(176,483)	$(8,207)	$3,197	$363,591

	Three Months Ended June 30, 2018
	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at March 31, 2018	114,710	$1,142	941	$(2,837)	$525,997	$(161,216)	$(6,782)	$4,772	$361,076
Equity based compensation expense	—	—	—	—	4,395	—	—	—	4,395
Shares of common stock issued in initial public offering, net of offering costs	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement (including tax withholdings)	61	1	19	—	(400)	—	—	—	(399)
Stock repurchases	—	—	—	—	—	—	—	—	—
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(875)	(875)
Net income	—	—	—	—	—	793	—	242	1,035
Other comprehensive loss	—	—	—	—	—	—	(2,018)	—	(2,018)
Balance at June 30, 2018	114,771	$1,143	960	$(2,837)	$529,992	$(160,421)	$(8,800)	$4,139	$363,216

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Changes in Equity (Continued)
(In thousands)

	Nine Months Ended June 30, 2019
	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at September 30, 2018	115,016	$1,145	1,087	$(2,837)	$533,435	$(163,871)	$(9,017)	$3,161	$362,016
Cumulative effect of adoption of new accounting standards	—	—	—	—	—	(1,401)	—	—	(1,401)
Equity based compensation expense	—	—	—	—	14,248	—	—	—	14,248
Issuance of common stock	108	—	—	—	341	—	—	—	341
Shares withheld related to net share settlement (including tax withholdings)	844	9	569	—	(1,257)	—	—	—	(1,248)
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(750)	(750)
Net (loss) income	—	—	—	—	—	(11,211)	—	786	(10,425)
Other comprehensive income	—	—	—	—	—	—	810	—	810
Balance at June 30, 2019	115,968	$1,154	1,656	$(2,837)	$546,767	$(176,483)	$(8,207)	$3,197	$363,591

	Nine Months Ended June 30, 2018
	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at September 30, 2017	105,359	$1,054	410	$(2,607)	$388,986	$(170,006)	$(5,989)	$5,137	$216,575
Equity based compensation expense	—	—	—	—	11,257	—	—	—	11,257
Shares of common stock issued in initial public offering, net of offering costs	8,333	83	—	—	137,522	—	—	—	137,605
Shares withheld related to net share settlement (including tax withholdings)	1,079	6	532	—	(7,773)	—	—	—	(7,767)
Stock repurchases	—	—	18	(230)	—	—	—	—	(230)
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(2,425)	(2,425)
Net income	—	—	—	—	—	9,585	—	1,427	11,012
Other comprehensive loss	—	—	—	—	—	—	(2,811)	—	(2,811)
Balance at June 30, 2018	114,771	$1,143	960	$(2,837)	$529,992	$(160,421)	$(8,800)	$4,139	$363,216
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Changes in Cash Flows
(In thousands)

	Nine Months Ended June 30,
	2019	2018
Operating activities
Net (loss) income	$(10,425)	$11,012
Reconciliation of net (loss) income to cash flows provided by operating activities:
Depreciation and amortization	71,397	61,924
Amortization of debt related costs (includes $0 and $2,994 write off of deferred financing fees)	1,916	4,926
Deferred income taxes	(4,115)	(8,072)
Share-based compensation	14,248	11,257
Gain on sale of property, plant and equipment	(588)	(6,507)
Foreign currency exchange losses (gains) on intercompany loans and other non-cash items	4,002	5,059
Changes in assets and liabilities
Accounts receivable	7,495	14,509
Inventories	(17,664)	(20,385)
Contract assets	(6,912)	(18,519)
Prepaids and other current assets	7,260	(5,559)
Accounts payable	(2,819)	26,910
Accrued expenses and other liabilities	(19,578)	(33,548)
Contract liabilities	13,051	(5,567)
Income taxes	(6,786)	3,471
Other non‑current assets and liabilities	3,875	(4,123)
Net cash provided by operating activities	54,357	36,788
Investing activities
Purchase of property, plant and equipment	(63,948)	(54,569)
Purchase of intangibles	(4,775)	(1,536)
Proceeds from sale of property, plant and equipment	2,860	13,247
Proceeds from sale of business	—	430
Acquisitions, net of cash received of $2,073 and $28	(2,811)	(10,235)
Net cash used in investing activities	(68,674)	(52,663)
Financing activities
Issuance of debt, net of deferred issuance costs	15,965	3,394
Borrowings under credit facility	230,000	46,812
Repayment of debt	(238,908)	(154,752)
Repayment of capital lease obligation	(9,273)	(5,990)
Payment of earn-out related to previous acquisitions	(461)	(1,719)
Proceeds from issuance of common stock	341	137,605
Taxes paid related to net share settlements of share-based compensation awards	(1,248)	(7,767)
Stock repurchases	—	(230)
Cash paid for interest rate cap	(2,235)	—
Distribution to non‑controlling interest	(750)	(2,425)
Net cash (used in) provided by financing activities	(6,569)	14,928
Effect of exchange rate changes on cash	(357)	(1,000)
Change in cash and cash equivalents	(21,243)	(1,947)
Cash and cash equivalents
Beginning of period	82,365	59,254
End of period	$61,122	$57,307
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Supplemental Disclosure of Cash Flow Information
(In thousands)

	Nine Months Ended June 30,
	2019	2018
Supplemental disclosure of cash flow information
Cash paid for taxes	$8,731	$4,020
Cash paid for interest	$39,409	$31,179
Non‑cash investing and financing activities
Accrued earn-out related to acquisitions	$—	$1,395
Capital lease transactions	$11,788	$5,275
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
The Company is organizationally structured into two reportable operating segments for the purpose of making operational decisions and assessing financial performance: (i) Integrated Solutions and Services and (ii) Applied Product Technologies.
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
The Company reviews goodwill to determine potential impairment annually during the fourth quarter of the fiscal year, or more frequently if events and circumstances indicate that the asset might be impaired. Impairment testing for goodwill is performed at a reporting unit level. The quantitative impairment testing utilizes both a market (guideline public company) and income (discounted cash flows) method for determining fair value. In estimating the fair value of the reporting unit utilizing a discounted cash flow (“DCF”) valuation technique, we incorporate our judgment and estimates of future cash flows, future revenue and gross profit growth rates, terminal value amount, capital expenditures and applicable weighted‑average cost of capital used to discount these estimated cash flows. The estimates and projections used in the estimate of fair value are consistent with our current budget and long‑range plans, including anticipated change in market conditions, industry trend, growth rates and planned capital expenditures, among other considerations.
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
Beginning in the first quarter of 2019, the Company entered into an interest rate cap to mitigate risks associated with the Company’s variable rate debt. See Note 11, “Derivative Financial Instruments” for further details. The Company paid $2,235 as a premium for the interest rate cap, which is being amortized to interest expense over its three-year term. The Company recorded $187 and $435 of premium amortization to interest expense during the three and nine months ended June 30, 2019, respectively.
Amortization of debt issuance costs and discounts included in interest expense were $498 and $478 for the three months ended June 30, 2019 and 2018, respectively and $1,481 and $1,932 for the nine months ended June 30, 2019 and 2018, respectively.
In November 2017, the Company wrote off $1,844 of deferred financing fees related to a $100,000 prepayment of debt, then subsequently wrote off another $1,150 of fees in December of 2017 due to refinancing its First Lien Term Loan. The Company incurred another $2,131 of fees as a result of the December refinancing.
Revenue Recognition
The Company adopted Topic 606, Revenue from Contracts with Customers on October 1, 2018, and recognizes sales of products and services based on the five-step analysis of transactions as provided in Topic 606 which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services.
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
Foreign Currency Translation and Transactions
The functional currency for the international subsidiaries is the local currency. Assets and liabilities are translated into U.S. dollars using current rates of exchange, with the resulting translation adjustments recorded in Accumulated other comprehensive loss, net of tax within shareholders’ equity. Revenues and expenses are translated at the weighted‑average exchange rate for the period, with the resulting translation adjustments recorded in the Unaudited Consolidated Statements of Operations.
Foreign currency translation (gains) losses, mainly related to intercompany loans, which aggregated $(772) and $9,340 for the three months ended June 30, 2019 and 2018, respectively and $4,636 and $5,652 for the nine months ended June 30, 2019 and 2018, respectively, are primarily included in General and administrative expenses in the Unaudited Consolidated Statements of Operations.
Research and Development Costs
Research and development costs are expensed as incurred. The Company recorded $3,281 and $3,682 for the three months ended June 30, 2019 and 2018, respectively and $11,384 and $12,356 for the nine months ended June 30, 2019 and 2018, respectively.
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

The following provides a summary of TWO’s balance sheet as of June 30, 2019 and September 30, 2018, and summarized financial information for the three and nine months ended June 30, 2019 and 2018.

	June 30, 2019	September 30, 2018
Current assets (includes cash of $5,921 and $3,304)	$6,321	$5,486
Property, plant and equipment	4,176	4,441
Goodwill	2,206	2,206
Other non-current assets	3	3
Total liabilities	(4,106)	(3,608)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Total revenues	$2,573	$3,020	$8,951	$12,586
Total operating expenses	(2,231)	(2,535)	(7,267)	(9,732)
Income from operations	$342	$485	$1,684	$2,854
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU No. 2016-02 requires recognition of operating leases as lease assets and liabilities on the balance sheet, and disclosure of key information about leasing arrangements. ASU No. 2016-02 can be applied using a modified retrospective approach and will be effective for the Company for the quarter ending December 31, 2019, with early adoption permitted. Amendments to the standard were issued by the FASB in January, July and December 2018, and March 2019 including certain practical expedients, an amendment that provides an additional and optional transition method to adopt the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and certain narrow-scope improvements for lessors. The Company has completed its assessment of the existing lease portfolio including performing data and policy gap reviews. The Company is evaluating system requirements, updating processes and its accounting policies in order to comply with Topic 842 and is continuing to assess the impact adoption of this guidance will have on the Company’s Unaudited Consolidated Financial Statements and related disclosures.
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
On May 25, 2019, the Company acquired all of the issued and outstanding equity securities of ATG UV Technology Limited (“ATG UV”), a leading manufacturer of ultraviolet (“UV”) light disinfection systems used in a wide range of municipal, aquatics and industrial applications, for £5,500 ($6,931) paid in cash at closing. The Company incurred approximately $488 in acquisition costs, which are included in General and administrative expenses. ATG UV, based in Wigan, UK, is the exclusive technology supplier to Evoqua’s ETS-UVTM product line in North America and the acquisition expands Evoqua’s reach, allowing the Company to serve customers globally. ATG UV is part of the Applied Product Technologies segment.
The accounting for the acquisition has not yet been completed because the Company has not finalized the valuations of the acquired assets, assumed liabilities and identifiable intangible assets, including goodwill. The preliminary opening balance sheet for ATG UV is summarized as follows:

Current assets	$6,169
Property, plant and equipment	441
Goodwill	1,610
Intangible assets	1,550
Total assets acquired	9,770
Total liabilities assumed	(2,839)
Net assets acquired	$6,931
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
The impact to the Unaudited Consolidated Statements of Operations as a result of applying Topic 606 was higher Revenue from product sales and services and Cost of product sales and services of $1,009 and $1,264, respectively, for the three months ended June 30, 2019 and lower Revenue from product sales and services and higher Cost of product sales and services of $756 and $131, respectively, for the nine months ended June 30, 2019, as compared to what those amounts would have been under the previous revenue recognition guidance. In addition, the impact on the Consolidated Balance Sheets at June 30, 2019 was lower Inventories, net of $131 as compared to what this amount would have been under the previous guidance. Also, $756 of contract assets were recognized on the consolidated balance sheet at June 30, 2019 related to this over-time revenue recognition.
Revenue Recognition
The Company recognizes sales of products and services based on the five-step analysis of transactions as provided in Topic 606. For all contracts with customers, the Company first identifies the contract which usually is established when the customer’s purchase order is accepted or acknowledged. Next the Company identifies the performance obligations in the contract. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The Company then determines the transaction price in the arrangement and allocates the transaction price to each performance obligation identified in the contract. The Company’s allocation of the transaction price to the performance obligations are based on the relative standalone selling prices for the goods and services contained in a particular performance obligation. The transaction price is adjusted for the Company’s estimate of variable consideration which may include discounts if the Company would fail to meet certain performance requirements, volume discounts or early payment discounts. To estimate variable consideration, the Company utilizes historical experience and known terms. Variable consideration in contracts for the three and nine months ended June 30, 2019 was insignificant.
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
For certain arrangements where there is significant customization to the product and for long-term construction-type sales contracts, revenue may be recognized over time. In these instances, revenue is recognized using a measure of progress that applies an input method based on costs incurred in relation to total estimated costs. These arrangements include large capital water treatment projects, systems and solutions for municipal and industrial applications. The nature of the contracts is generally fixed price with milestone billings. In order for revenue to be recognized over a period of time, the product must have no alternative use and the Company must have an enforceable right to payment for the performance completed to date, including a normal profit margin, in the event of termination for convenience. If these two criteria are not met, revenues from these contracts will not be recognized until construction is complete. Revenues from construction-type contracts formerly recognized over time of approximately $1,640 and $249 were not recognized during the three and nine months ended June 30, 2019, respectively. Instead, revenues from these contracts will be recognized when construction is complete. Contract revenues and cost estimates are reviewed and revised quarterly at a minimum and the cumulative effect of such adjustments are recognized in current operations. The amount of such adjustments have not been material.
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

Performance Obligations

The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations if the the product has an alternative use and the Company does not have an enforceable right to payment for the performance completed to date, including a normal profit margin, in the event of termination for convenience. The Company maintains a backlog of confirmed orders of approximately $125,000 at June 30, 2019. This backlog represents the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that the majority of these performance obligations will be satisfied within the next twelve months.

The recording of assets recognized from the costs to obtain and fulfill customer contracts primarily relate to the deferral of sales commissions. The Company’s costs incurred to obtain or fulfill a contract with a customer are classified as non-current assets and amortized to expense over the period of benefit of the related revenue. These costs are recorded within Cost of product sales and services. The amount of contract costs was insignificant at June 30, 2019.
The Company offers standard warranties that generally do not represent a separate performance obligation. In certain instances, a warranty is obtained separately from the original equipment sale or the warranty provides incremental services and as such is treated as a separate performance obligation.
Disaggregation of Revenue
In accordance with Topic 606, the Company disaggregates revenue from contracts with customers into source of revenue, reportable operating segment and geographical regions. The Company determined that disaggregating revenue into these categories meets the disclosure objective in Topic 606 which is to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
Information regarding the source of revenues:

	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2019
Revenue from contracts with customers recognized under Topic 606	$325,009	$934,111
Other (1)	35,334	97,862
Total	$360,343	$1,031,973

(1)	Other revenue relates to revenue recognized from Topic 840, Leases, mainly attributable to long term rentals.
Information regarding revenues disaggregated by source of revenue and segment is as follows:

	Three Months Ended June 30, 2019			Nine Months Ended June 30, 2019
	Integrated Solutions and Services	Applied Product Technologies	Total	Integrated Solutions and Services	Applied Product Technologies	Total
Revenue from capital projects	$52,132	$83,390	$135,522	$152,772	$230,887	$383,659
Revenue from aftermarket	29,968	44,873	74,841	93,238	120,422	213,660
Revenue from service	143,329	6,651	149,980	416,781	17,873	434,654
Total	$225,429	$134,914	$360,343	$662,791	$369,182	$1,031,973
Information regarding revenues disaggregated by geographic area is as follows:

	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2019
United States	$284,737	$823,923
Canada	20,873	58,836
Europe	26,677	71,235
Asia	23,007	62,411
Australia	5,049	15,568
Total	$360,343	$1,031,973

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

The tables below provides a roll-forward of contract assets and contract liabilities balances for the periods presented:

Contract Assets (a)
Balance at September 30, 2018	$69,147
Cumulative effect of adoption of new accounting standards	(6,106)
Recognized in current period	225,341
Reclassified to accounts receivable	(218,433)
Foreign currency	69
Balance at June 30, 2019	$70,018

(a)	Excludes receivable balances which are disclosed on the Consolidated Balance Sheets.

Contract Liabilities
Balance at September 30, 2018	$17,652
Cumulative effect of adoption of new accounting standards	1,773
Recognized in current period	214,444
Amounts in beginning balance reclassified to revenue	(20,127)
Current period amounts reclassified to revenue	(181,266)
Foreign currency	(164)
Balance at June 30, 2019	$32,312
5. Fair Value Measurements
As of June 30, 2019 and September 30, 2018, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.
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

	Net Asset Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2019
Assets:
Pension plan
Cash	$—	$14,678	$—	$—
Government Securities	2,330	—	—	—
Liability Driven Investment	5,167	—	—	—
Guernsey Unit Trust	961	—	—	—
Global Absolute Return	2,015	—	—	—
Deferred compensation plan assets
Trust Assets	—	401	—	—
Insurance	—	—	17,978	—
Interest rate cap	—	—	56	—
Foreign currency forward contracts	—	—	102	—
Liabilities:
Pension plan	—	—	(34,625)	—
Deferred compensation plan liabilities	—	—	(20,464)	—
Long‑term debt	—	—	(954,455)	—
Foreign currency forward contracts	—	—	(376)	—
Earn-outs related to acquisitions	—	—	—	(2,064)

As of September 30, 2018
Assets:
Pension plan
Cash	$—	$15,821	$—	$—
Government Securities	3,161	—	—	—
Liability Driven Investment	2,598	—	—	—
Guernsey Unit Trust	965	—	—	—
Global Absolute Return	2,038	—	—	—
Deferred compensation plan assets
Trust Assets	—	648	—	—
Insurance	—	—	18,448	—
Foreign currency forward contracts	—	—	345	—
Liabilities:
Pension plan	—	—	(35,541)	—
Deferred compensation plan liabilities	—	—	(21,834)	—
Long‑term debt	—	—	(957,441)	—
Foreign currency forward contracts	—	—	(67)	—
Earn-outs related to acquisitions	—	—	—	(1,916)

The pension plan assets and liabilities and deferred compensation plan assets and liabilities are included in other non-current assets and other non-current liabilities at June 30, 2019 and September 30, 2018.
The Company records contingent consideration arrangements at fair value on a recurring basis and the associated balances presented as of June 30, 2019 and September 30, 2018 are earn-outs related to acquisitions. The fair value of earn-outs related to acquisitions is based on significant unobservable inputs including the achievement of certain performance metrics. Significant changes in these inputs would result in corresponding increases or decreases in the fair value of the earn-out each period until the related contingency has been resolved. Changes in the fair value of the contingent consideration obligations can result from adjustments in the probability of achieving future development steps, sales targets and profitability and are recorded in General and administrative expenses in the Unaudited Consolidated Statements of Operations.
A roll-forward of the activity in the Company’s fair value of earn-outs related to acquisitions is as follows:

	Current Portion (1)	Long-term Portion (2)	Total
Balance at September 30, 2018	$770	$1,146	$1,916
Payments	(993)	—	(993)
Fair value increase	1,143	—	1,143
Foreign currency	(2)	—	(2)
Balance at June 30, 2019	$918	$1,146	$2,064

(1)	Included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

(2)	Included in Other non‑current liabilities on the Consolidated Balance Sheets.
6. Accounts Receivable
Accounts receivable are summarized as follows:

	June 30, 2019	September 30, 2018
Accounts receivable	$252,014	$258,955
Allowance for doubtful accounts	(4,297)	(4,199)
Receivables, net	$247,717	$254,756
7. Inventories
The major classes of Inventories, net are as follows:

	June 30, 2019	September 30, 2018
Raw materials and supplies	$78,087	$69,176
Work in progress	19,934	19,461
Finished goods and products held for resale	67,012	53,786
Costs of unbilled projects	7,644	1,878
Reserves for excess and obsolete	(11,657)	(9,313)
Inventories, net	$161,020	$134,988

8. Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	June 30, 2019	September 30, 2018
Machinery and equipment	$452,386	$399,619
Land and buildings	76,571	76,459
Construction in process	66,977	60,803
	595,934	536,881
Less: accumulated depreciation	(254,530)	(216,858)
	$341,404	$320,023
The Company entered into secured financing agreements that require providing a security interest in specified equipment. As of June 30, 2019, the gross and net amounts of those assets are as follows:

	Gross	Net
Machinery and equipment	$20,385	$14,946
Construction in process	7,855	7,855
	$28,240	$22,801
Depreciation expense and maintenance and repairs expense for the three and nine months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Depreciation expense	$15,979	$14,530	$47,334	$42,518
Maintenance and repair expense	6,144	6,238	18,192	17,620
9. Goodwill
Changes in the carrying amount of goodwill are as follows:

	Integrated Solutions and Services	Applied Product Technologies	Total
Balance at September 30, 2018	$224,370	$186,976	$411,346
Business combinations	—	1,610	1,610
Measurement period adjustment	(1,937)	63	(1,874)
Foreign currency translation	(447)	(349)	(796)
Balance at June 30, 2019	$221,986	$188,300	$410,286
As of June 30, 2019 and September 30, 2018, $150,218 and $147,861, respectively, of goodwill was deductible for tax purposes.

10. Debt
Long‑term debt consists of the following:

	June 30, 2019	September 30, 2018
First Lien Term Facility, due December 20, 2024	$931,123	$938,230
Revolving Credit Facility	—	—
Equipment Financing, due June 30, 2024 to May 21, 2026	26,252	11,588
Notes Payable, due August 31, 2019 to July 31, 2023	1,710	2,106
Mortgage, due June 30, 2028	1,730	1,835
Total debt	960,815	953,759
Less unamortized discount and lender fees	(12,647)	(14,129)
Total net debt	948,168	939,630
Less current portion	(12,661)	(11,555)
Total long‑term debt	$935,507	$928,075
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

In connection with the closing of the ProAct acquisition on July 26, 2018, EWT III entered into Amendment No. 6 (the “Sixth Amendment”) to the First Lien Credit Agreement. Pursuant to the Sixth Amendment, among other things, EWT III borrowed an additional $150,000 in incremental term loans. The other terms of the Existing Credit Agreement, including rates, remain generally the same. At June 30, 2019, the interest rate on borrowings was 5.44%, comprised of 2.44% LIBOR plus the 3.0% spread. As a result of the incremental borrowings, quarterly principal payments increased from $1,991 to $2,369.
Total deferred fees related to the First Lien Term Loan were $12,647 and $14,129, net of amortization, as of June 30, 2019 and September 30, 2018, respectively. These fees were included as a contra liability to debt on the Consolidated Balance Sheets.

At June 30, 2019 and September 30, 2018, the Company had no outstanding revolver borrowings and as a result, borrowing availability under the Revolver was $125,000 at June 30, 2019 and September 30, 2018, reduced for outstanding letters of credit. The Company’s outstanding letters of credit under this agreement aggregated approximately $13,262 and

$11,777 at June 30, 2019 and September 30, 2018, respectively. Unused amounts, defined as total revolver capacity less outstanding letters of credit and revolver borrowings, were $111,738 and $113,223 at June 30, 2019 and September 30, 2018, respectively. At June 30, 2019 and September 30, 2018, the Company had additional letters of credit of $214 and $64 issued under a separate arrangement, respectively.
  The First Lien Credit Agreement contains limitations on incremental borrowings, is subject to leverage ratios and allows for optional prepayments. Under certain circumstances, the Company may be required to remit excess cash flows as defined based upon exceeding certain leverage ratios. The Company did not exceed such ratios during the nine months ended June 30, 2019, does not anticipate exceeding such ratios during the year ending September 30, 2019, and therefore does not anticipate any additional repayments during the year ending September 30, 2019.
Equipment Financing
As of June 30, 2019 and September 30, 2018, the Company had equipment financings in an aggregate outstanding amount of $26,252 and $11,588, with interest rates ranging from 5.08% to 6.55%, and due dates ranging from June 30, 2024 to May 21, 2026.
Notes Payable
As of June 30, 2019 and September 30, 2018, the Company had notes payable in an aggregate outstanding amount of $1,710 and $2,106, with interest rates ranging from 6.26% to 7.39%, and due dates ranging from August 31, 2019 to July 31, 2023. These notes are related to certain equipment related contracts and are secured by the underlying equipment and assignment of the related contracts.
Mortgage
On June 29, 2018, the Company's subsidiary MAGNETO special anodes B.V. entered into a 10-year mortgage agreement for €1,600 ($1,822) to finance a facility in the Netherlands, subject to monthly principal payments of €7 ($8) at a blended interest rate of 2.4% with maturity in June 2028. The Company had $1,730 and $1,835 principal outstanding under this facility at June 30, 2019 and September 30, 2018, respectively.
Repayment Schedule
Aggregate maturities of all long‑term debt, including current portion of long‑term debt and excluding capital lease obligations as of June 30, 2019, are presented below:

Fiscal Year
Remainder of 2019	$3,168
2020	12,702
2021	12,835
2022	12,977
2023	12,860
Thereafter	906,273
Total	$960,815
11. Derivative Financial Instruments
Interest Rate Risk Management
    The Company is subject to market risk exposure arising from changes in interest rates on our senior secured credit facilities, which bear interest at rates that are indexed against LIBOR. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to mitigate its exposure to rising interest rates. To accomplish these objectives, the Company entered into an interest rate cap, designated as a cash flow hedge, to mitigate risks associated with variable rate debt effective November 28, 2018. The LIBOR interest rate cap covers a notional amount of $600,000 of the

Company’s senior secured debt, is effective for a period of three years and has a strike rate of 3.5%. Interest rate caps designated as cash flow hedges involve the receipt of stipulated amounts from a counterparty if interest rates rise above the strike rate defined in the contract. The premium paid for the interest rate cap was $2,235 and is being amortized to interest expense over its three-year term using the caplet method. The unamortized premium was $1,800 at June 30, 2019, of which $745 is included in Prepaid and other current assets and the remaining $1,055 is included in Other non‑current assets. The Company recorded $187 and $435 of premium amortization to interest expense during the three and nine months ended June 30, 2019, respectively.
Foreign Currency Risk Management
The Company’s functional currency is the U.S. dollar. By operating internationally, the Company is subject to foreign currency risk from transactions denominated in currencies other than the U.S. dollar (“foreign currencies”). To mitigate cross-currency transaction risk, the Company analyzes significant exposures where it has receipts or payments in a currency other than the functional currency of its operations, and from time to time may strategically enter into short-term foreign currency forward contracts to lock in some or all of the cash flows associated with these transactions. The Company is also subject to currency translation risk associated with converting the foreign operations’ financial statements into U.S. dollars. The Company uses foreign currency derivative contracts in order to manage the effect of exchange fluctuations on forecasted sales and purchases that are denominated in foreign currencies. To mitigate the impact of foreign exchange rate risk, the Company entered into a series of forward contracts designated as cash flow hedges. As of June 30, 2019, the notional amount of the forward contracts held to sell foreign currencies was $30,003.
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
Derivatives Designated as Cash Flow Hedges
The Company accounts for derivatives and hedging activities in accordance with ASC Topic No. 815, “Derivatives and Hedging” (Topic No. 815). As required by Topic No. 815, the Company records all derivatives on the balance sheet at fair value and adjusts to market on a quarterly basis. The Company’s interest rate cap is valued based on readily observable market inputs, such as quotations on interest rates and LIBOR yield curves at the reporting date. The Company’s foreign currency forward contracts are valued based on quoted forward foreign exchange prices and spot rates at the reporting date. For a derivative that is designated as a cash flow hedge, changes in the fair value of the derivative are recognized in AOCI to the extent the derivative is effective at offsetting the changes in the cash flows being hedged until the hedged item affects earnings. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings in the Unaudited Consolidated Statements of Operations. The Company recorded no hedge ineffectiveness during the three and nine months ended June 30, 2019. The Company does not use derivative financial instruments for trading or speculative purposes.
The following represents the fair value recorded for derivatives designated as cash flow hedges for the periods presented:

		Asset Derivatives
	Balance Sheet Location	June 30, 2019	September 30, 2018
Interest rate cap	Prepaid and other current assets	56	—
Foreign currency forward contracts	Prepaid and other current assets	102	282

		Liability Derivative
	Balance Sheet Location	June 30, 2019	September 30, 2018
Foreign currency forward contracts	Accrued expenses and other current liabilities	$376	$67
The following represents the amount of (loss) gain recognized in AOCI (net of tax) during the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Interest rate cap	$(78)	$—	$56	$—
Foreign currency forward contracts	(173)	(3)	(487)	—
Based on the fair value amounts of the Company’s cash flow hedges at June 30, 2019, the Company expects that approximately $149 of pre-tax net losses will be reclassified from AOCI into earnings during the next twelve months. The amount ultimately realized, however, will differ as exchange rates vary and the underlying contracts settle. In addition, $745 of caplet amortization will be amortized into interest expense during the next twelve months.
Derivatives Not Designated as Cash Flow Hedges
The following represents the fair value recorded for derivatives not designated as cash flow hedges for the periods presented:

		Asset Derivative
	Balance Sheet Location	June 30, 2019	September 30, 2018
Foreign currency forward contracts	Prepaid and other current assets	$—	$63
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
A reconciliation of the activity related to the accrued warranty, including both the current and long‑term portions, is as follows:

	Current Product Warranties		Non-Current Product Warranties
	Nine Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of the period	$8,907	$11,164	$3,360	$6,110
Warranty provision for sales	4,134	2,540	1,148	157
Settlement of warranty claims	(4,896)	(5,511)	(509)	(2,710)
Foreign currency translation and other	119	(433)	(258)	(12)
Balance at end of the period	$8,264	$7,760	$3,741	$3,545

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
The table below sets forth the amounts accrued for the restructuring components and related activity:

	Nine Months Ended June 30,
	2019	2018
Balance at beginning of the period	$710	$3,542
Restructuring charges related to two-segment realignment	9,274	—
Restructuring charges related to other initiatives	2,086	8,752
Write off charge and other non‑cash activity	(520)	(479)
Cash payments	(9,830)	(11,395)
Other adjustments	(76)	24
Balance at end of the period	$1,644	$444
The balances for accrued restructuring liabilities at June 30, 2019 and September 30, 2018, are recorded in Accrued expenses and other liabilities on the Consolidated Balance Sheets. Restructuring charges primarily represent severance charges. The Company expects to pay the remaining amounts accrued as of June 30, 2019 during the last quarter of 2019.
The table below sets forth the location of amounts recorded above on the Unaudited Consolidated Statements of Operations:

	Nine Months Ended June 30,
	2019	2018
Cost of product sales and services	$4,912	$3,086
General and administrative expense	4,929	3,830
Sales and marketing expense	891	750
Research and development expense	108	607
	$10,840	$8,273
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
The components of net periodic benefit cost for the plans were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Service cost	$214	$230	$648	$705
Interest cost	118	116	357	357
Expected return on plan assets	(30)	(30)	(90)	(93)
Amortization of actuarial losses	95	75	288	230
Pension expense for defined benefit plans	$397	$391	$1,203	$1,199
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
Annual Effective Tax Rate
The PAETR, which excludes the impact of discrete items, was 38.9% and 13.0% as of the nine months ended June 30, 2019 and 2018, respectively. For the nine months ended June 30, 2019, the PAETR of 38.9% was higher than the U.S federal statutory rate of 21.0% primarily due to higher forecasted earnings in certain non-U.S. jurisdictions that have a higher statutory tax rate than the U.S, the U.S. valuation allowance provided on U.S. deferred tax assets as well as the impact of deferred tax liabilities related to indefinite lived intangibles.
The Company continues to maintain a full valuation on U.S. federal and state net deferred tax assets (excluding the tax effects of deferred tax liabilities associated with indefinite lived intangibles) for the year ending September 30, 2019 as a result of pretax losses incurred since the Company’s inception in early 2014. The Company reported positive pre-tax earnings for the first time in 2017 and is projecting positive pre-tax earnings in 2019, however, the Company generated pre-tax losses in all other years. Management believes it is prudent to retain a valuation allowance until a more consistent pattern of earnings is established and net operating loss carryforwards begin to be utilized.
Prior and Current Period Tax Expense
For the three months ended June 30, 2019, the Company recognized income tax expense of $7,959 on pretax income of $12,249. The rate of 65% differed from the U.S. statutory rate of 21.0% principally due to lower forecasted earnings in the U.S. due to restructuring initiatives for which no tax benefit will be realized, the impact of deferred tax liabilities related to indefinite lived intangibles as well as discrete items during the period related to the adjustment process for the difference between actual tax results per tax returns filed versus those expected from the prior year tax provision.
For the three months ended June 30, 2018, the Company recognized income tax expense of $1,433 on pretax income of $2,468. The rate of 58.1% differed from the U.S. blended statutory rate of 24.5% primarily due to lower forecasted earnings in the U.S. compared to prior quarters, and an increase in unbenefited foreign losses. Discrete items for the quarter were not material.
For the nine months ended June 30, 2019, the Company recognized an income tax benefit of $1,134 on a pretax loss of $11,559. The rate of 9.8% differed from the statutory rate of 21.0% principally due to the benefit on an overall year-to-date loss offset by higher forecasted earnings in certain non-U.S. jurisdictions that have a higher statutory tax rate than the U.S. as well as the impact of deferred tax liabilities related to indefinite lived intangibles.

For the nine months ended June 30, 2018, the Company recognized an income tax benefit of $960 on pretax income of $10,052. The rate of 9.6% differed from the estimated annual effective tax rate of 22.8% as a result of a discrete tax benefit of $3,641 due to the remeasurement of U.S. deferred tax liabilities associated with indefinite lived intangible assets for the reduction of the U.S. statutory rate from 35% to 21%. Other discrete items were not material.

There are no amounts of unrecognized tax benefits recorded for the nine months ended June 30, 2019 and 2018. Management does not reasonably expect any significant changes to unrecognized tax benefits within next twelve months of the reporting date.
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

The Company established the Evoqua Water Technologies Corp. Stock Option Plan (the “Stock Option Plan”) shortly after the acquisition date of January 16, 2014. The plan allows certain management employees and the Board to purchase shares in Evoqua Water Technologies Corp. Under the Stock Option Plan, the number of shares available for award was 11,083. As of June 30, 2019, there were approximately 1,704 shares available for future grants, however, the Company does not currently intend to make additional grants under the Stock Option Plan.
In connection with the IPO, the Board adopted and the Company’s stockholders approved the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (or the “Equity Incentive Plan”), under which equity awards may be made in the respect of 5,100 shares of common stock of the Company. Under the Equity Incentive Plan, awards may be granted in the form of options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, share awards and performance-based awards (including performance share units and performance-based restricted stock). As of June 30, 2019, there were approximately 1,985 shares available for grants under the Equity Incentive Plan.

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

Total share-based compensation expense was $4,985 and $14,308 during the three and nine months ended June 30, 2019, respectively, of which $4,978 and $14,248 was non-cash. Share-based compensation expense was $4,405 and $11,257 during the three and nine months ended June 30, 2018, respectively. The unrecognized compensation expense related to stock options and restricted stock units was $10,218 and $13,002, respectively at June 30, 2019, and is expected to be recognized over a weighted average period of 2.7 years and 1.3 years, respectively. The Company received $341 from the exercise of stock options during the nine months ended June 30, 2019. The remaining stock options exercised during the nine months ended June 30, 2019 were effected via a cashless net exercise.

    A summary of the stock option activity as of June 30, 2019 is presented below:

(In thousands, except per share amounts)	Options	Weighted Average Exercise Price/Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2018	8,973	$7.57	6.9 years	$95,864
Granted	1,110	12.73
Exercised	(890)	5.25
Cancelled	(23)	20.88
Forfeited	(494)	12.24
Expired	—	—
Outstanding at June 30, 2019	8,676	$8.16	6.6 years	$60,368
Options exercisable at June 30, 2019	6,183	$5.66	5.6 years	$54,922
Options vested and expected to vest at June 30, 2019	8,580	$8.09	6.5 years	$60,221

The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the nine months ended June 30, 2019 was $4,608.

A summary of the status of the Company's non-vested stock options as of and for the nine months ended June 30, 2019 is presented below.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Nonvested at beginning of period	3,335	$4.11
Granted	1,110	3.87
Vested	(1,458)	2.62
Forfeited	(494)	4.31
Nonvested at end of period	2,493	$4.87

The total fair value of options vested during the nine months ended June 30, 2019, was $3,819.

Restricted Stock Units
The following is a summary of the RSU activity for the nine months ended June 30, 2019.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Outstanding at September 30, 2018	1,213	$20.88
Granted	880	12.68
Vested	(24)	20.75
Forfeited	(60)	16.58
Outstanding at June 30, 2019	2,009	$17.42
Vested and expected to vest at June 30, 2019	1,914	$17.50
Employee Stock Purchase Plan
Effective October 1, 2018, the Company implemented an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s stock at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last business day of a six-month purchase period within the offering period. These purchases will be offered twice throughout fiscal 2019, and will be paid by employees through payroll deductions over the respective six month purchase period, at which point the stock will be transferred to the employees. On December 21, 2018, the Company registered 11,297 shares of common stock, par value $0.01 per share, of which 5,000 are available for future issuance under the ESPP. During the nine months ended June 30, 2019, the Company incurred compensation expense of $293, respectively, in salaries and wages in respect of the ESPP, representing the fair value of the discounted price of the shares. These amounts are included in the total share-based compensation expense above. On April 1, 2019, 46 shares were issued under the ESPP plan.
17. Concentration of Credit Risk
The Company’s cash and cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. The Company’s trade receivables do not represent a significant concentration of credit risk at June 30, 2019 and September 30, 2018 due to the wide variety of customers and markets into which products are sold and their dispersion across geographic areas. The Company does perform ongoing credit evaluations of its customers and maintains an allowance for potential credit losses on trade receivables. As of and for the three and nine months ended June 30, 2019 and 2018, no customer accounted for more than 10% of net sales or net accounts receivable.
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
18. Related‑Party Transactions
Transactions with Investors
The Company historically paid an advisory fee per quarter to AEA Investors LP (“AEA”), the private equity firm and the Company’s ultimate majority shareholder pursuant to a management agreement. Upon the IPO, the management agreement terminated and the Company stopped paying these fees to AEA and as a result, paid no fee during the three and nine months ended June 30, 2019 and only paid $333 during the nine months ended June 30, 2018. In addition, the Company reimbursed AEA for normal and customary expenses incurred by AEA on behalf of the Company. The Company incurred expenses, excluding advisory fees, of $18 and $43 in the nine months ended June 30, 2019 and 2018, respectively. The Company owed no amounts to AEA at June 30, 2019 and September 30, 2018.
The Company also has a related party relationship with one of its customers, who is also an affiliate of a shareholder of the Company. The Company had sales to this customer of $636 and $376 during the three months ended June 30, 2019 and 2018, respectively, and $1,989 and $961 during the nine months ended June 30, 2019 and 2018, respectively, and was owed $788 and $3,139 from this customer at June 30, 2019 and September 30, 2018, respectively.
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
Total rent expense was $5,222 and $4,091 for the three months ended June 30, 2019 and 2018, respectively, and $16,138 and $13,843 for the nine months ended June 30, 2019 and 2018, respectively.
Future minimum aggregate rental payments under non-cancelable operating leases are as follows:

Fiscal Year
Remainder of 2019	$4,287
2020	15,409
2021	11,761
2022	7,810
2023	5,499
Thereafter	11,446
Total	$56,212
Capital Leases
The gross and net carrying values of the equipment under capital leases as of June 30, 2019 and September 30, 2018 was as follows:

	June 30, 2019	September 30, 2018
Gross carrying amount	$60,923	$52,314
Net carrying amount	33,372	31,116

The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of June 30, 2019.

Fiscal Year
Remainder of 2019	$4,229
2020	12,303
2021	9,031
2022	6,415
2023	4,112
Thereafter	4,466
Total	40,556
Less amount representing interest (at rates ranging from 1.71% to 9.71%)	8,402
Present value of net minimum capital lease payments	32,154
Less current installments of obligations under capital leases	12,830
Obligations under capital leases, excluding current installments	$19,324
The current installments of obligations under capital leases are included in Accrued expenses and other liabilities. Obligations under capital leases, excluding current installments, are included in Other non-current liabilities.
The Company is a lessor to multiple parties. The Company purchases equipment through internal funding or bank debt equal to the fair market value of the equipment. The equipment is then leased to customers for periods ranging from five to twenty years. As of June 30, 2019, future minimum lease payments receivable under operating leases are as follows:

Fiscal year
Remainder of 2019	$746
2020	6,357
2021	5,385
2022	5,444
2023	4,462
Thereafter	61,407
Future minimum lease payments	$83,801
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
As of June 30, 2019 and September 30, 2018 the Company had letters of credit totaling $13,262 and $11,777, respectively, and surety bonds totaling $138,138 and $123,427 respectively, outstanding under the Company’s credit arrangements.  The longest maturity date of the letters of credit and surety bonds in effect as of June 30, 2019 was March 26, 2029. Additionally, as of June 30, 2019 and September 30, 2018, the Company had letters of credit totaling $0 and $857, respectively, and surety bonds totaling $1,241 and $2,469, respectively, outstanding under the Company’s prior arrangement with Siemens.

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

20. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	June 30, 2019	September 30, 2018
Salaries, wages and other benefits	$27,397	$34,688
Obligation under capital leases	12,830	12,236
Third party commissions	10,262	5,097
Taxes, other than income	5,571	11,561
Insurance liabilities	4,705	5,005
Provisions for litigation	1,856	1,137
Severance payments	1,644	710
Earn-outs related to acquisitions	918	770
Other	24,090	26,468
	$89,273	$97,672
21. Business Segments
The Company’s reportable operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. The key factors used to identify these reportable operating segments are the organization and alignment of the Company’s internal operations, the nature of the products and services, and customer type.
During the first quarter of 2019, the Company implemented changes to its organizational and management structure that resulted in changes to our reportable operating segments for financial reporting purposes. Through the fiscal year ended September 30, 2018, the Company had three reportable operating segments: Industrial, Municipal and Products. Changes in the management reporting structure during the first quarter of 2019 required an assessment to be conducted in accordance with ASC Topic 280, Segment Reporting, to determine the Company’s reportable operating segments.
As a result of this assessment, the Company now has two reportable operating segments, Integrated Solutions and Services and Applied Product Technologies. Prior period information has been revised to reflect this new segment structure. The business segments are described as follows:
Integrated Solutions and Services is a group entirely focused on engaging directly with end users through direct sales with a market vertical focus. Integrated Solutions and Services provides tailored services and solutions in collaboration with the customers backed by life‑cycle services including on‑demand water, outsourced water, recycle / reuse and emergency response service alternatives to improve operational reliability, performance and environmental compliance. Key offerings within this segment also include equipment systems for industrial needs (influent water, boiler feed water, ultrahigh purity, process water, wastewater treatment and recycle / reuse), full-scale outsourcing of operations and maintenance, and municipal services, including odor and corrosion control services.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Total sales
Integrated Solutions and Services	$227,815	$211,238	$669,031	$613,503
Applied Product Technologies	158,526	152,835	437,196	425,388
Total sales	386,341	364,073	1,106,227	1,038,891
Intersegment sales
Integrated Solutions and Services	2,386	1,902	6,240	7,786
Applied Product Technologies	23,612	19,696	68,014	57,890
Total intersegment sales	25,998	21,598	74,254	65,676
Sales to external customers
Integrated Solutions and Services	225,429	209,336	662,791	605,717
Applied Product Technologies	134,914	133,139	369,182	367,498
Total sales	360,343	342,475	1,031,973	973,215
Earnings before interest, taxes, depreciation and amortization (EBITDA)
Integrated Solutions and Services	51,380	41,473	144,589	132,785
Applied Product Technologies	26,874	32,201	51,504	72,332
Corporate	(27,018)	(37,274)	(92,496)	(92,718)
Total EBITDA	51,236	36,400	103,597	112,399
Depreciation and amortization
Integrated Solutions and Services	14,035	12,253	42,307	34,875
Applied Product Technologies	4,350	4,146	13,142	12,040
Corporate	5,760	5,163	15,948	15,009
Total depreciation and amortization	24,145	21,562	71,397	61,924
Operating profit (loss)
Integrated Solutions and Services	37,345	29,220	102,282	97,910
Applied Product Technologies	22,524	28,055	38,362	60,292
Corporate	(32,778)	(42,437)	(108,444)	(107,727)
Total operating profit	27,091	14,838	32,200	50,475
Interest expense	(14,842)	(12,370)	(43,759)	(40,423)
Income (loss) before income taxes	12,249	2,468	(11,559)	10,052
Income tax (expense) benefit	(7,959)	(1,433)	1,134	960
Net income (loss)	$4,290	$1,035	$(10,425)	$11,012
Capital expenditures
Integrated Solutions and Services	$19,646	$15,672	$53,303	$37,595
Applied Product Technologies	1,720	4,688	5,988	8,563
Corporate	1,900	2,539	4,657	8,411
Total capital expenditures	$23,266	$22,899	$63,948	$54,569

	June 30, 2019	September 30, 2018
Assets
Integrated Solutions and Services	$745,280	$711,622
Applied Product Technologies	666,206	677,993
Corporate	259,969	274,002
Total assets	$1,671,455	$1,663,617
Goodwill
Integrated Solutions and Services	$221,986	$224,370
Applied Product Technologies	188,300	186,976
Total goodwill	$410,286	$411,346
22. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) from continuing operations per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Numerator for basic and diluted loss per common share—Net income (loss) attributable to Evoqua Water Technologies Corp.	$4,135	$793	$(11,211)	$9,585
Denominator:
Denominator for basic net income (loss) per common share—weighted average shares	114,653	113,842	114,653	113,842
Effect of dilutive securities:
Share‑based compensation	4,781	5,205	—	6,094
Denominator for diluted net income (loss) per common share—adjusted weighted average shares	119,434	119,047	114,653	119,936
Basic earnings (loss) attributable to Evoqua Water Technologies Corp. per common share	$0.04	$0.01	$(0.10)	$0.08
Diluted earnings (loss) attributable to Evoqua Water Technologies Corp. per common share	$0.03	$0.01	$(0.10)	$0.08
Since the Company was in a net loss position for the nine months ended June 30, 2019, there was no difference between the number of shares used to calculate basic and diluted loss per share. Because of their anti-dilutive effect, 4,358 common share equivalents, comprised of employee stock options, have been excluded from the diluted EPS calculation for the nine months ended June 30, 2019.

23. Subsequent Events
On July 5, 2019, the Company completed an equipment financing for $19.5 million related to a large outsourced water project. The financing includes an imputed interest rate of 8.263% and fifteen year amortization with a bullet payment at year ten.
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
Overview and Background
We are a leading provider of mission critical water and wastewater treatment solutions, offering a broad portfolio of products, services and expertise to support industrial, municipal and recreational customers who value water. With over 200,000 installations worldwide, we hold leading positions in the industrial, commercial and municipal water treatment markets in North America. We offer a comprehensive portfolio of differentiated, proprietary technology solutions sold under a number of market‑leading and well‑established brands. We deliver and maintain these mission critical solutions through the largest service network in North America, assuring our customers continuous uptime with 85 branches as of June 30, 2019. We have an extensive service and support network, and as a result, a certified Evoqua Service Technician is generally no more than a two‑hour drive from more than 90% of our customers’ sites. We believe that the customer intimacy created through our service network is a significant competitive advantage.
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
Business Segments
On October 30, 2018, the Company announced a transition from a three-segment structure to a two-segment structure designed to better serve the needs of customers worldwide. This new structure was effective October 1, 2018. Our business is organized by customer base and offerings into two reportable operating segments that each draw from the same reservoir of leading technologies, shared manufacturing infrastructure, common business processes and corporate philosophies. Our reportable operating segments consist of: (i) our Integrated Solutions and Services and (ii) our Applied

Product Technologies. The key factors used to identify these reportable operating segments are the organization and alignment of our internal operations, the nature of the products and services and customer type.

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

Product and Technology Development
We develop our technologies through in‑house research, development and engineering and targeted tuck‑in, vertical market and geography‑expanding, technology-enhancing acquisitions. We have a reservoir of recently launched technologies and a strong pipeline of new offerings designed to provide customers with innovative, value‑enhancing solutions. Furthermore, since April 2016, we have successfully completed thirteen acquisitions that expand our vertical markets and geographic reach and enhance our technologies, strengthening our existing capabilities and adding new capabilities and cross selling opportunities in areas such as mobile wastewater treatment, soil and air treatment, regenerative media filtration, anodes, UV and ozone disinfection, aerobic and anaerobic biological treatment technologies and electrochemical and electrochlorination cells. We are able to rapidly scale new technologies using our leading direct and third‑party sales channels and our relationships with key influencers, including municipal representatives, engineering firms, designers and other system specifiers. We believe our continued investment in driving penetration of our recently launched technologies, robust pipeline of new capabilities and best‑in‑class channels to market will allow us to continue to address our customer needs across the water lifecycle.
Operational Excellence
We believe that continuous improvement of our operations, processes and organizational structure is a key driver of our earnings growth. Effective October 1, 2018, we restructured our business into two reportable operating segments, which we expect to result in cost savings in the range of $15 million to $20 million on an annualized basis once fully implemented. We have separately identified and are pursuing a number of discrete initiatives which, if successful, we expect could result in additional cost savings over the next three years. These initiatives include our ePro and supply chain improvement program to consolidate and manage global spending, our improved logistics and transportation management program, implementation of shared service solutions within our back-office functions, further optimizing our engineering cost structure, capacity and efficiency, and capturing benefits of our Water One® platform. These improvements focus on creating value for customers through reduced lead times, improved quality and superior customer support, while also creating value for shareholders through enhanced earnings growth. Furthermore, as a result of significant investments we have made in our footprint and facilities, we believe that we have capacity to support our planned growth without commensurate increase in fixed costs.
Acquisitions and Divestitures
We believe that capex-like, tuck‑in acquisitions present a key opportunity within our overall growth strategy, which we will continue to evaluate strategically. These strategic acquisitions are expected to enable us to accelerate our growth by extending our critical mass in existing markets, as well as to expand in new geographies and new end market verticals. Our existing customer relationships, best‑in‑class channels to market and ability to rapidly commercialize technologies provide a strong platform to drive rapid growth in the businesses we acquire. To capitalize on these opportunities, we have built an experienced team dedicated to mergers and acquisitions that has, since April 2016, successfully completed thirteen acquisitions that expand our vertical markets and geographic reach and enhance our technologies, with purchase prices ranging from approximately $2.0 million to approximately $283.7 million, and pre‑acquisition revenues ranging from approximately $3.1 million to approximately $55.7 million.
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
Adjusted EBITDA
Adjusted EBITDA is one of the primary metrics used by management to evaluate the financial performance of our business. Adjusted EBITDA is defined as net income (loss) before interest expense, income tax benefit (expense) and depreciation and amortization, adjusted for the impact of certain other items, including restructuring and related business transformation costs, purchase accounting adjustment costs, non-cash share-based compensation, sponsor fees, transaction costs and other gains, losses and expenses. We present Adjusted EBITDA, which is not a recognized financial measure under GAAP, because we believe it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. Further, we believe it is helpful in highlighting trends in our operating results, because it excludes , among other things, certain results of decisions that are outside the control of management, while other measures can differ significantly depending on long‑term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management uses Adjusted EBITDA to supplement GAAP measures of performance as follows:

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
In addition to the above, our chief operating decision maker uses EBITDA and Adjusted EBITDA of each reportable operating segment to evaluate the operating performance of such segments. EBITDA and Adjusted EBITDA of the reportable operating segments does not include certain charges that are presented within Corporate activities. These charges include certain restructuring and other business transformation charges that have been incurred to align and reposition the Company to the current reporting structure, acquisition related costs (including transaction costs, integration costs and recognition of backlog intangible assets recorded in purchase accounting) and share-based compensation charges.
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
The following is a reconciliation of our Net income (loss) to Adjusted EBITDA (unaudited, amounts in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$4.3	$1.0	$(10.4)	$11.0
Income tax expense (benefit)	7.9	1.4	(1.2)	(1.0)
Interest expense	14.9	12.4	43.8	40.4
Operating profit	27.1	14.8	32.2	50.4
Depreciation and amortization	24.1	21.6	71.4	62.0
EBITDA	51.2	36.4	103.6	112.4
Restructuring and related business transformation costs (a)	4.5	8.9	18.5	25.3
Share-based compensation (b)	5.0	4.4	14.3	11.3
Sponsor fees (c)	—	—	—	0.3
Transaction costs (d)	1.0	4.7	5.5	6.0
Other (gains) losses and expenses (e)	(1.1)	3.6	13.8	0.4
Adjusted EBITDA	$60.6	$58.0	$155.7	$155.7

(a)	Represents:

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

(A)
$0.3 million for the nine months ended June 30, 2018, (all of which is reflected as a component of Restructuring charges in Note 13, “Restructuring and Related Charges” to our Unaudited Consolidated Financial Statements included in this Report (the “Restructuring Footnote”)) related to our voluntary separation plan pursuant to which approximately 220 employees accepted separation packages;

(B)
$0.6 million and $1.3 million for the three and nine months ended June 30, 2019, respectively, reflected as components of Cost of product sales and services (“Cost of sales”) ($0.2 million and $0.7 million for the three and nine month periods, respectively) and G&A expense ($0.4 million and $0.6 million for the three and nine month periods, respectively) (all of which is reflected in the Restructuring Footnote); and $1.7 million and $7.1 million for the three and nine months ended June 30, 2018, respectively, reflected as components of Cost of sales ($0.6 million and $2.2 million for the three and nine month periods, respectively), R&D expense ($0.1 million and $0.6 million for the three and nine month periods, respectively), S&M expense ($0.5 million for the nine month period) and G&A expense ($1.0 million and $3.8 million for the three and nine month periods, respectively) (all of which is reflected in the Restructuring Footnote) related to v arious other initiatives implemented to restructure and reorganize our business with the appropriate management team and cost structure); and

(C)
$2.9 million and $9.9 million for the three and nine months ended June 30, 2019, respectively, (of which $9.3 million for the nine month period is reflected in the Restructuring Footnote), reflected as components of Cost of sales ($1.4 million and $4.1 million for the three and nine month periods, respectively), S&M expense ($0.3 million and $0.9 million for the three and nine month periods, respectively) and G&A expense ($1.2 million and $4.8 million for the three and nine month periods, respectively) related to the Company’s transition from a three-segment structure to a two-segment operating model designed to better serve the needs of customers worldwide;

(ii)
legal settlement costs and intellectual property related fees associated with legacy matters prior to the AEA Acquisition, including fees and settlement costs related to product warranty litigation on MEMCOR® products and certain discontinued products ($0.3 million and $0.9 million for the three and nine months ended June 30, 2019, respectively, reflected as components of Cost of sales ($0.1 million and $0.2 million for the three and nine month periods, respectively) and G&A expense ($0.3 million and $0.8 million for the three and nine month periods, respectively); and $1.0 million and $2.0 million for the three and nine months ended June 30, 2018, respectively, reflected as components of Cost of sales ($0.7 million and $1.1 million for the three and nine month periods, respectively) and G&A expense ($0.3 million and $0.9 million for the three and nine month periods, respectively);

(iii)
expenses associated with our information technology and functional infrastructure transformation, including activities to optimize information technology systems and functional infrastructure processes ($1.2 million and $6.3 million for the three and nine months ended June 30, 2019, respectively, primarily reflected as components of Cost of sales ($0.3 million and $0.4 million for the three and nine month periods, respectively) and G&A expense ($0.9 million and $5.9 million for the three and nine month periods, respectively); and $5.5 million and $10.2 million for the three and nine months ended June 30, 2018, respectively, primarily reflected as components of Cost of sales ($1.0 million and $3.3 million for the three and nine month periods, respectively), G&A expense ($4.1 million and $6.5 million for the three and nine month periods, respectively) and Other operating expense ($0.4 million for both the three and nine month periods, respectively)); and

(iv)
costs associated with our IPO and secondary offering as well as costs incurred by us in connection with establishment of our public company compliance structure and processes, including consultant costs, ($0.3 million expense reduction and $0.2 million expense for the three and nine months ended June 30, 2019, respectively, all reflected as a component of G&A expense; and $0.6 million and $5.6 million for the three and nine months ended June 30, 2018, respectively, all reflected as a component of G&A expense).

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

(d)
Represents expenses associated with acquisition and divestiture related activities and post‑acquisition integration costs and accounting, tax, consulting, legal and other fees and expenses associated with acquisition transactions ($1.0 million and $5.5 million for the three and nine months ended June 30, 2019, primarily reflected as components of Cost of sales ($0.1 million and $1.4 million for the three and nine month periods, respectively) and G&A expense ($0.9 million and $4.1 million for the three and nine month periods, respectively) and $4.6 million and $6.0 million for the three and nine months ended June 30, 2018, respectively, primarily reflected as components of G&A expense).

(e)	Represents:

(i)
impact of foreign exchange gains and losses ($1.2 million gain and $3.8 million loss for the three and nine months ended June 30, 2019, respectively, and $8.8 million loss and $5.2 million loss for the three and nine months ended June 30, 2018, respectively);

(ii)	foreign exchange impact related to headquarter allocations ($0.3 million gain for the nine months ended June 30, 2018);

(iii)
expenses on disposal related to maintaining non-operational business locations ($0.1 million expense reduction and $0.5 million expense for the three and nine months ended June 30, 2019, respectively and $0.5 million and $1.2 million for the three and nine months ended June 30, 2018, respectively);

(iv)
expenses incurred by the Company related to the remediation of manufacturing defects caused by a third party vendor for which the Company is seeking restitution ($0.4 million and $1.7 million for the three and nine months ended June 30, 2019, respectively, all reflected as a component of Cost of sales and $1.6 million for both the three and nine months ended June 30, 2018, respectively, all reflected as a component of Cost of sales);

(v)
charges incurred by the Company related to product rationalization in its electro-chlorination business ($0.3 million and $3.2 million for the three and nine months ended June 30, 2019, respectively, all reflected as a component of Cost of sales);

(vi)
gain on the sale of property ($0.4 million for both the three and nine months ended June 30, 2019, respectively, all reflected as a component of Other operating income) and gain on the sale of assets related to the disposition of land at our Windsor, Australia location ($7.0 million for both the three and nine months ended June 30, 2018, respectively, all reflected as a component of Other operating income); and

(vii)
expenses incurred by the Company related to the write-off of inventory in its aquatics business associated with product rationalization and facility consolidation ($0.1 million expense reduction and $5.0 million expense for the three and nine months ended June 30, 2019, respectively, all reflected as a component of Cost of sales).

(f)    Immaterial rounding differences may be present in the data above.

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated:

	Three Months Ended June 30,					Nine Months Ended June 30,
	2019		2018			2019		2018
(In millions, except per share amounts)		% of Revenue		% of Revenue	% Variance		% of Revenue		% of Revenue	% Variance
Revenue	$360.3	100.0%	$342.5	100.0%	5.2%	$1,032.0	100.0%	$973.2	100.0%	6.0%
Cost of product sales and services	(249.0)	(69.1)%	(240.5)	(70.2)%	3.5%	(736.4)	(71.4)%	(674.8)	(69.3)%	9.1%
Gross Profit	111.3	30.9%	102.0	29.8%	9.1%	295.6	28.6%	298.4	30.7%	(0.9)%
General and administrative expense	(49.6)	(13.8)%	(57.0)	(16.6)%	(13.0)%	(152.6)	(14.8)%	(140.8)	(14.5)%	8.4%
Sales and marketing expense	(31.9)	(8.9)%	(33.9)	(9.9)%	(5.9)%	(103.5)	(10.0)%	(102.5)	(10.5)%	1.0%
Research and development expense	(3.3)	(0.9)%	(3.7)	(1.1)%	(10.8)%	(11.4)	(1.1)%	(12.4)	(1.3)%	(8.1)%
Other operating income (expense), net	0.6	0.2%	7.4	2.2%	(91.9)%	4.1	0.4%	7.7	0.8%	(46.8)%
Interest expense	(14.9)	(4.1)%	(12.4)	(3.6)%	20.2%	(43.8)	(4.2)%	(40.4)	(4.2)%	8.4%
Income (loss) before income taxes	12.2	3.4%	2.4	0.7%	408.3%	(11.6)	(1.1)%	10.0	1.0%	(216.0)%
Income tax (expense) benefit	(7.9)	(2.2)%	(1.4)	(0.4)%	(464.3)%	1.2	0.1%	1.0	0.1%	20.0%
Net income (loss)	4.3	1.2%	1.0	0.3%	330.0%	(10.4)	(1.0)%	11.0	1.1%	(194.5)%
Net income attributable to non‑controlling interest	0.2	0.1%	0.2	0.1%	—%	0.8	0.1%	1.4	0.1%	(42.9)%
Net income (loss) attributable to Evoqua Water Technologies Corp.	$4.1	1.1%	$0.8	0.2%	412.5%	$(11.2)	(1.1)%	$9.6	1.0%	(216.7)%

Weighted average shares outstanding
Basic	114.7		113.8			114.7		113.8
Diluted	119.4		119.0			114.7		119.9
Earnings (loss) Earnings per share
Basic	$0.04		$0.01			$(0.10)		$0.08
Diluted	$0.03		$0.01			$(0.10)		$0.08

Other financial data:
Adjusted EBITDA(1)	$60.6	16.8%	$58.0	16.9%	4.5%	$155.7	15.1%	$155.7	16.0%	—%

(1)
For the definition of Adjusted EBITDA and a reconciliation to net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see “How We Assess the Performance of Our Business-Adjusted EBITDA.”

Consolidated Results
Revenues-Revenues increased $17.8 million, or 5.2%, to $360.3 million in the three months ended June 30, 2019 from $342.5 million in the three months ended June 30, 2018. Revenues increased $58.8 million, or 6.0%, to $1,032.0 million in the nine months ended June 30, 2019 from $973.2 million in the nine months ended June 30, 2018.
The following table provides the change in revenues from product sales and revenues from services, respectively:

	Three Months Ended June 30,					Nine Months Ended June 30,
	2019		2018		% Variance	2019		2018		% Variance
		% of Revenue		% of Revenue			% of Revenue		% of Revenue
Revenue from product sales	$210.3	58.4%	$211.5	61.8%	(0.6)%	$597.3	57.9%	$583.0	59.9%	2.5%
Revenue from services	150.0	41.6%	131.0	38.2%	14.5%	434.7	42.1%	390.2	40.1%	11.4%
	$360.3	100.0%	$342.5	100.0%	5.2%	$1,032.0	100.0%	$973.2	100.0%	6.0%
Revenues from product sales had a slight decrease of $1.2 million, or 0.6%, to $210.3 million in the three months ended June 30, 2019 from $211.5 million in the three months ended June 30, 2018. The decrease was primarily due to the decline in capital revenues of $17.7 million, which was offset by an increase in aftermarket revenues of $16.6 million.
Revenues from product sales increased $14.3 million, or 2.5%, to $597.3 million in the nine months ended June 30, 2019 from $583.0 million in the nine months ended June 30, 2018. The increase was primarily due to the growth in aftermarket product revenues of $43.3 million, which was offset by a decline in capital revenue of $28.9 million.
Revenues from services increased $19.0 million, or 14.5%, to $150.0 million in the three months ended June 30, 2019 from $131.0 million in the three months ended June 30, 2018. The main driver of this increase was $13.2 million recognized from the ProAct, Isotope and ATG UV acquisitions. The remaining increase was driven by stronger organic service growth of $5.8 million, which was augmented by price realization.
Revenues from services increased $44.5 million, or 11.4%, to $434.7 million in the nine months ended June 30, 2019 from $390.2 million in the nine months ended June 30, 2018. The main driver of this increase was $36.5 million recognized from the Pure Water, ProAct, Isotope and ATG UV acquisitions. The remaining increase was driven by stronger organic service growth of $8.0 million, which was augmented by price realization.
Cost of Sales and Gross Margin-Total gross margin increased to 30.9% in the three months ended June 30, 2019 from 29.8% in the three months ended June 30, 2018. Total gross margin decreased to 28.6% in the nine months ended June 30, 2019 from 30.7% in the nine months ended June 30, 2018.
The following table provides the change in cost of product sales and cost of services, respectively, along with related gross margins:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2019		2018		2019		2018
		Gross Margin %		Gross Margin %		Gross Margin %		Gross Margin %
Cost of product sales	$(148.4)	29.4%	$(140.4)	33.6%	$(438.9)	26.5%	$(390.0)	33.1%
Cost of services	(100.6)	32.9%	(100.1)	23.6%	(297.5)	31.6%	(284.8)	27.0%
	$(249.0)	30.9%	$(240.5)	29.8%	$(736.3)	28.6%	$(674.8)	30.7%
Gross margin from product sales decreased by 4.2% to 29.4% in the three months ended June 30, 2019 from 33.6% in the three months ended June 30, 2018. The decrease in gross margin was primarily driven by the negative impacts of product mix and operational efficiency offsetting revenue volume, partially offset by reduced warranty and restructuring costs as compared to the same period in the prior year.
Gross margin from product sales decreased by 6.6% to 26.5% in the nine months ended June 30, 2019 from 33.1% in the nine months ended June 30, 2018. The decrease in gross margin was primarily due to the negative impacts of product mix and operational efficiency offsetting revenue volume as well as the costs associated with product rationalization and facility consolidation, restructuring and the remediation of a manufacturing defect caused by a third party vendor of $10.3 million.
Gross margin from services increased by approximately 9.3% to 32.9% in the three months ended June 30, 2019 from 23.6% in the three months ended June 30, 2018. Gross margin also saw an increase of approximately 4.6% to 31.6% from 27.0% during the nine months ended in the same periods. These increases are mainly driven by price realization recognized in revenue as well as better leverage of fixed costs as revenue volumes increase.
Operating Expenses-Operating expenses decreased $9.8 million, or 10.4%, to $84.8 million in the three months ended June 30, 2019 from $94.6 million in the three months ended June 30, 2018. Included in the three months ended June 30, 2019 was a gain from foreign currency translation of $1.0 million, whereas included in the three months ended June 30, 2018 amount was a loss from unfavorable foreign currency translation, mainly due to the intercompany loans, of $8.3 million. This change in foreign currency resulted in a decrease in operating expenses of $9.3 million. Additionally, reductions in employee related costs resulted in a $2.5 million decrease in operating expenses, and in the prior year changes in the estimates of certain acquisitions achieving their earn-out targets resulted in another $2.6 million operating expenses that did not reoccur. These decreases were offset by increases in operating expenses of $4.6 million associated with the acquisitions of ProAct, Isotope and ATG.
Operating expenses increased $11.8 million, or 4.6%, to $267.5 million in the nine months ended June 30, 2019 from $255.7 million in the nine months ended June 30, 2018. This increase is mainly due to expenses incurred of $13.4 million within the acquisitions of Pure Water, Pacific Ozone, ProAct, Isotope and ATG UV. Stock compensation expense also increased by $3.0 million. These increases were partially offset by a $2.6 million reduction from the change in the estimate of certain acquisitions achieving their earn-out targets in the prior year and the net change in foreign currency translation, which resulted in an decrease in operating expenses of $1.0 million. Included in the nine months ended June 30, 2019 was a loss from unfavorable foreign currency translation of $4.1 million, whereas included in the three months ended June 30, 2018 was a loss from unfavorable foreign currency translation of $5.1 million. Finally, the continued reduction in research and development spending resulted in a decrease in operating expenses of $1.0 million.
A discussion of operating expenses by category is as follows:
Research and Development Expense - Research and development expenses decreased $0.4 million during the three months ended June 30, 2019 as compared to June 30, 2018, and decreased $1.0 million during the nine months ended of the same periods due to the Company’s continued efforts to reduce spending.
Sales and Marketing Expense - Sales and marketing expenses had a decrease of $2.0 million and an increase of $1.0 million in the three and nine month periods, respectively, mainly due to the ProAct acquisition made in the prior year.
General and Administrative Expense - General and administrative expenses decreased $7.4 million, or 13.0%, to $49.6 million in the three months ended June 30, 2019 from $57.0 million in the three months ended June 30, 2018. This decrease in general and administrative expenses was primarily due to the favorable change in foreign currency translation on the intercompany loans of $9.3 million, as described above, in addition to the decrease of $2.6 million of costs incurred in the prior year related to changes in the estimate of certain acquisitions achieving their earn-out targets. These decreases were partially offset by an increase of $3.3 million in expenses from the ProAct, Isotope and ATG UV acquisitions and additional employee related expenses of $1.2 million, primarily due to increased share-based compensation expense.
General and administrative expenses increased $11.8 million, or 8.4%, to $152.6 million in the nine months ended June 30, 2019 from $140.8 million in the nine months ended June 30, 2018. This increase in general and administrative expenses was primarily due to an increase of $10.6 million in expenses from the ProAct, Isotope and ATG UV acquisitions. The remaining increase is mainly employee related expenses of $4.4 million, primarily due to increased share-based compensation expense in addition to costs associated with restructuring activities. These increases were partially offset due to $2.1 million of costs incurred in the prior year related changes in the estimate of certain acquisitions achieving their earn-out targets. Favorable foreign currency translation on the intercompany loans of $1.1 million, as described above, also resulted in a reduction of general and administrative expenses.
Other operating income(expense)-Other operating income (expense) decreased $6.8 million, or (91.9)%, to income of $0.6 million in the three months ended June 30, 2019 from income of $7.4 million in the three months ended June 30, 2018. This decrease was mainly due to a gain on sale of land of $7.0 million recognized in the prior year.
Other operating income (expense) decreased $3.6 million to income of $4.1 million in the nine months ended June 30, 2019 from income of $7.7 million in the nine months ended June 30, 2018. The current year income was mainly due to the release of an acquisition related contingency and the collection of previously written off accounts, whereas in the same period in the prior year, we recognized a $7.0 million gain from the sale of land.
Interest Expense-Interest expense increased $2.5 million, or 20.2%, to $14.9 million in the three months ended June 30, 2019 from $12.4 million in the three months ended June 30, 2018. Interest expense increased $3.4 million, or 8.4%, to $43.8 million in the nine months ended June 30, 2019 from $40.4 million in the nine months ended June 30, 2018. The increase in interest expense is related to the increased debt and interest rates as compared to the same period in the prior year.
Income tax (expense) benefit-An income tax expense of $7.9 million and an income tax expense of $1.4 million was recorded for the three months ended June 30, 2019 and 2018, respectively. The increase in tax expense from the prior year was primarily driven by a higher projected annual effective tax rate applied against increased profit in the current period as well as discrete expense of $1.1 million in the current period related to the adjustment process for the difference between actual tax results per tax returns filed versus those expected from the prior year tax provision.
An income tax benefit of $1.2 million and an income tax benefit of $1.0 million was recorded for the nine months ended June 30, 2019 and 2018, respectively.
Net Income-Net income increased by $3.3 million, or 330.0%, to $4.3 million for the three months ended June 30, 2019 from $1.0 million in the three months ended June 30, 2018. In addition to the overall contributions of revenue volume and mix, net income for the quarter includes $1.2 million of non-cash foreign currency gain from intercompany loans, versus a prior year period non-cash foreign currency loss of $8.8 million. Other drivers of period over period change in net income include the $7 million gain on sale of land recognized in the prior year period that did not reoccur, as well as increased income tax expense in the current year period based on the projected effective tax rate for the fiscal year.
Net income decreased by $21.4 million, or 194.5%, to a net loss of $10.4 million for the nine months ended June 30, 2019 from income of $11.0 million in the nine months ended June 30, 2018. This decrease was mainly due to the increase in operating expenses, offset by the reduction in other income, as compared to the prior year.
Adjusted EBITDA-Adjusted EBITDA increased $2.6 million, or 4.5%, to $60.6 million for the three months ended June 30, 2019 from $58.0 million for the three months ended June 30, 2018. The increase in Adjusted EBITDA for the quarter as compared to the prior year period was primarily driven by the increased revenues and a favorable change in mix driven by higher service volumes.
Adjusted EBITDA remained flat at $155.7 million for the nine months ended June 30, 2019 and 2018. Increased revenue volume and the benefits derived from restructuring and operational efficiencies that were implemented in the current and prior fiscal year were offset by lower margins derived from product mix.

Segment Results

	Three Months Ended June 30,					Nine Months Ended June 30,
	2019		2018		% Variance	2019		2018		% Variance
		% of Revenue		% of Revenue			% of Revenue		% of Revenue
Revenues
Integrated Solutions and Services	$225.4	62.6%	$209.3	61.1%	7.7%	$662.8	64.2%	$605.7	62.2%	9.4%
Applied Product Technologies	134.9	37.4%	133.2	38.9%	1.3%	369.2	35.8%	367.5	37.8%	0.5%
Total Consolidated	360.3	100.0%	342.5	100.0%	5.2%	1,032.0	100.0%	973.2	100.0%	6.0%
Operating profit (loss)
Integrated Solutions and Services	37.4	10.4%	29.2	8.5%	28.1%	102.3	9.9%	97.9	10.1%	4.5%
Applied Product Technologies	22.5	6.2%	28.1	8.2%	(19.9)%	38.4	3.7%	60.3	6.2%	(36.3)%
Corporate	(32.8)	(9.1)%	(42.5)	(12.4)%	(22.8)%	(108.5)	(10.5)%	(107.8)	(11.1)%	0.6%
Total Consolidated	27.1	7.5%	14.8	4.3%	83.1%	32.2	3.1%	50.4	5.2%	(36.1)%
EBITDA
Integrated Solutions and Services	51.4	14.3%	41.5	12.1%	23.9%	144.6	14.0%	132.8	13.6%	8.9%
Applied Product Technologies	26.9	7.5%	32.2	9.4%	(16.5)%	51.5	5.0%	72.3	7.4%	(28.8)%
Corporate and unallocated costs	(27.1)	(7.5)%	(37.3)	(10.9)%	(27.3)%	(92.5)	(9.0)%	(92.7)	(9.5)%	(0.2)%
Total Consolidated	$51.2	14.2%	$36.4	10.6%	40.7%	$103.6	10.0%	$112.4	11.5%	(7.8)%

Adjusted EBITDA on a segment basis is defined as earnings before interest expense, income tax expense (benefit) and depreciation and amortization, adjusted for the impact of certain other items that have been reflected at the segment level. The following is a reconciliation of our segment operating profit to Adjusted EBITDA:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2019		2018		2019		2018
	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies
Operating Profit	$37.4	$22.5	$29.2	$28.1	$102.3	$38.4	$97.9	$60.3
Depreciation and amortization	14.0	4.4	12.3	4.1	42.3	13.1	34.9	12.0
EBITDA	$51.4	$26.9	$41.5	$32.2	$144.6	$51.5	$132.8	$72.3
Restructuring and related business transformation costs (a)	—	0.2	—	1.1	0.4	0.7	—	1.1
Transaction costs (b)	—	—	2.6	—	0.5	0.7	2.6	—
Other losses (gains) and expenses (c)	—	0.2	—	(5.4)	0.1	9.6	—	(5.4)
Adjusted EBITDA (d)	$51.4	$27.3	$44.1	$27.9	$145.6	$62.5	$135.4	$68.0

(a)
Represents costs and expenses in connection with restructuring initiatives distinct to our Integrated Solutions and Services and Applied Product Technologies segments, respectively, incurred in the three and nine months ended June 30, 2019 and 2018, respectively. Such expenses are primarily composed of severance and relocation costs.

(b)
Represents costs associated with a change in the current estimate of certain acquisitions achieving their earn-out targets, which resulted in an increase to the fair valued amount of the earn-out recorded upon the acquisitions in the nine months ended June 30, 2019 and in the three and nine months ended June 30, 2018, distinct to our Integrated Solutions and Services and Applied Product Technologies segments.

(c)	Represents:

(i)
expenses incurred by the Company, distinct to our Integrated Solutions and Services segment, related to maintaining non-operational business locations ($0.1 million for the nine months ended June 30, 2019);

(ii)
expenses incurred by the Company, distinct to our Applied Product Technologies segment, as a result of product rationalization in our electro-chlorination business ($0.3 million and $3.2 million for the three and nine months ended June 30, 2019, respectively) and the remediation of manufacturing defects caused by a third party vendor for which the Company is seeking restitution ($0.4 million and $1.7 million for the three and nine months ended June 30, 2019, respectively and $1.6 million for both the three and nine ended June 30, 2018, respectively);

(iii)
gain on the sale of property, distinct to our Applied Product Technologies segment ($0.4 million for both the three and nine months ended June 30, 2019, respectively, all reflected as a component of Other operating income) and gain on the sale of assets related to the disposition of land at our Windsor, Australia location, distinct to our Applied Product Technologies segment ($7.0 million for both the three and nine months ended June 30, 2018, respectively, all reflected as a component of Other operating income); and

(iv)
expenses incurred by the Company, distinct to our Applied Product Technologies segment, as a result of the provision for write-off of inventory in the aquatics business associated with product rationalization and facility consolidation ($0.1 million expense reduction and $5.0 million expense for the three and nine ended June 30, 2019, respectively).

(d)
For the definition of Adjusted EBITDA and a reconciliation to Net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see “How We Assess the Performance of Our Business-Adjusted EBITDA.”

(e)	Immaterial rounding differences may be present in the data above.
Integrated Solutions and Services
Revenues in the Integrated Solutions and Services segment increased $16.1 million, or 7.7%, to $225.4 million in the three months ended June 30, 2019 from $209.3 million in the three months ended June 30, 2018. The increase in revenue was driven by stronger service growth of $5.8 million, exclusive of acquisitions, which was augmented by price realization. Our acquisitions of ProAct and Isotope resulted in another increase of $13.3 million of revenue. Aftermarket revenues increased, but were offset by reductions in capital revenues, leading to an overall decline of $2.9 million in product revenues, exclusive of acquisitions, primarily due to the timing of large capital projects in the power generation market.
Revenues in the Integrated Solutions and Services segment increased $57.1 million, or 9.4%, to $662.8 million in the nine months ended June 30, 2019 from $605.7 million in the nine months ended June 30, 2018. The increase in revenue was driven by organic growth of $19 million, mainly from service and aftermarket revenue growth and price realization. Our acquisitions of Pure Water, ProAct and Isotope resulted in another increase of $38.1 million of revenue.
Operating profit in the Integrated Solutions and Services segment increased $8.2 million, or 28.1%, to $37.4 million in the three months ended June 30, 2019 from $29.2 million in the three months ended June 30, 2018. Segment profitability improved $8.8 million in the period driven by increased organic and acquisition related revenue volume, augmented by improved pricing, and favorable change in product mix driven by the higher service volumes. Profitability in the current year was also favorably impacted by the non-recurrence of $2.6 million of charges related to the achievement of earn-out targets associated with the Noble and ADI acquisitions that were reflected in the prior year results. Negative drivers to profitability were increased employee related expenses of $1.5 million and $1.7 million from higher depreciation and amortization expense.
Operating profit in the Integrated Solutions and Services segment increased $4.4 million, or 4.5%, to $102.3 million in the nine months ended June 30, 2019 from $97.9 million in the nine months ended June 30, 2018. The profitability generated by organic revenue volume in the period in addition to the acquisitions of Pure Water, ProAct and Isotope resulted in a contribution to profit of $15.5 million. The reduction in earn out adjustments increased profit by another $2.1 million. These improvements to profitability were partially offset by increased employee related expenses of $5.8 million and $7.4 million from higher depreciation and amortization expense.
EBITDA in the Integrated Solutions and Services segment increased $9.9 million, or 23.9%, to $51.4 million in the three months ended June 30, 2019, compared to $41.5 million in the three months ended June 30, 2018. Adjusted EBITDA increased $7.3 million, or 16.6%, to $51.4 million in the three months ended June 30, 2019, compared to $44.1 million in the three months ended June 30, 2018. The increase in EBITDA resulted from the same factors which impacted operating profit, less the change in depreciation and amortization. In the prior year period, Adjusted EBITDA in the Integrated Solutions and Services segment excludes $2.6 million of costs associated with the full achievement in the three months ended June 30, 2018 of earn-out targets established during the Noble and ADI acquisitions, which was discrete to the Integrated Solutions and Services segment. There were no comparable charges incurred in the same period of the current year that would impact Adjusted EBITDA for the Integrated Solutions and Services segment.
EBITDA in the Integrated Solutions and Services segment increased $11.8 million, or 8.9%, to $144.6 million in the nine months ended June 30, 2019, compared to $132.8 million in the nine months ended June 30, 2018. Adjusted EBITDA increased $10.2 million, or 7.5%, to $145.6 million in the nine months ended June 30, 2019, compared to $135.4 million in the nine months ended June 30, 2018. The increase in EBITDA resulted from the same factors which impacted operating profit, less the change in depreciation and amortization. Adjusted EBITDA in the Integrated Solutions and Services segment excludes $0.4 million of restructuring and realignment costs incurred during the nine months ended June 30, 2019, a charge of $0.5 million related to the change in the current estimate of certain acquisitions achieving their earn-out targets, which resulted in an increase to the fair valued amount of the earn-out recorded upon the acquisitions and $0.1 million related to costs incurred from inactive sites, all of which were discrete to the Integrated Solutions and Services segment. In the prior year period, Adjusted EBITDA in the Integrated Solutions and Services segment excludes $2.6 million of costs associated with the full achievement in the nine months ended June 30, 2018 of earn-out targets established during the Noble and ADI acquisitions, which was discrete to the Integrated Solutions and Services segment.
Applied Product Technologies
Revenues in the Applied Product Technologies segment increased $1.7 million, or 1.3%, to $134.9 million in the three months ended June 30, 2019 from $133.2 million in the three months ended June 30, 2018. Aftermarket product revenues grew by $12.8 million and the acquisition of ATG UV contributed an increase in revenue of $1.4 million. These increases were partially offset by a decline of $9.4 million in capital projects revenues, primarily in higher margin product lines, and an unfavorable foreign currency translation impact of $3.1 million.
Revenues in the Applied Product Technologies segment increased $1.7 million to $369.2 million in the nine months ended June 30, 2019 from $367.5 million in the nine months ended June 30, 2018. Aftermarket product revenues grew by $29.1 million and the acquisitions of Pacific Ozone and ATG UV contributed an increase in revenue of $3.4 million. These increases were partially offset by a decline in capital revenues of $22.2 million across multiple businesses, and an unfavorable foreign currency translation impact of $8.6 million.
Operating profit in the Applied Product Technologies segment decreased $5.6 million, or 19.9%, to $22.5 million in the three months ended June 30, 2019 from $28.1 million in the three months ended June 30, 2018. The decrease is mainly due to the gain on sale of land for $7.0 million which was recognized in the prior year period, whereas the segment only recognized a gain on sale of property of $0.4 million in the current year period. Current year profitability was also impacted $4.5 million related to the negative impacts of product mix and operational efficiency as well as $0.7 million of unfavorable foreign currency translation. Higher depreciation impacted profitability by another $0.3 million of increased costs. These impacts to profitability were partially offset by volume and price improvements of $1.5 million and lower employment costs of $3.8 million, and a reduction in costs associated with the remediation of a manufacturing defect caused by a third party vendor of $1.2 million as compared to the same period in the prior year.
Operating profit in the Applied Product Technologies segment decreased $21.9 million, or 36.3%, to $38.4 million in the nine months ended June 30, 2019 from $60.3 million in the nine months ended June 30, 2018. Recognized in the prior year was a benefit of $7.0 million from the gain on sale of land, whereas the segment only recognized a gain on sale of property of $0.4 million in the current year. In addition, recognized in the prior year was $6.2 million related to warranty reductions based on improved warranty experience, net of losses from our Italian operations, which did not reoccur in the current year. Other offsets to segment operating profit include impacts from product rationalization and facility consolidation, restructuring and costs associated with the remediation of a manufacturing defect caused by a third party vendor totaling $10.7 million. The negative profitability impact of product mix combined with operational efficiency, partially offset by volume and price was $2.9 million and the unfavorable impact of foreign currency was $1.7 million. Higher depreciation impacted profitability by another $1.1 million and $0.7 million of additional cost was due to the change in estimated amount of earn-outs expected to be paid out on prior acquisitions. These impacts to profitability were partially offset by reduced employee costs of $8.0 million.
EBITDA in the Applied Product Technologies segment decreased $5.3 million, or 16.5%, to $26.9 million in the three months ended June 30, 2019, compared to $32.2 million in the three months ended June 30, 2018. The decrease in EBITDA resulted from the same factors which impacted operating profit, less the change in depreciation and amortization, and $0.4 million in Other operating income (expense), net. Adjusted EBITDA decreased $0.6 million, or 2.2%, to $27.3 million in the three months ended June 30, 2019, compared to $27.9 million in the three months ended June 30, 2018. In the current year, Adjusted EBITDA excludes $0.6 million of expenses related to product rationalization and facility consolidation in connection with our two-segment realignment initiative as well as the remediation of manufacturing defects caused by a third party vendor, $0.2 million of restructuring and realignment costs incurred during the three months ended June 30, 2019 and a gain on sale of property of $0.4 million, all of which were discrete to the Applied Product Technologies segment. In the prior year period, Adjusted EBITDA excludes $1.6 million of expenses related to the remediation of manufacturing defects mentioned above, $1.1 million of restructuring and realignment costs incurred during the three months ended June 30, 2018 and a gain on sale of land of $7.0 million, all of which were discrete to the Applied Product Technologies segment.
EBITDA in the Applied Product Technologies segment decreased $20.8 million, or 28.8%, to $51.5 million in the nine months ended June 30, 2019, compared to $72.3 million in the nine months ended June 30, 2018. The decrease in

EBITDA resulted from the same factors which impacted operating profit, less the change in depreciation and amortization, and $0.4 million in Other operating income (expense), net. Adjusted EBITDA decreased $5.5 million, or 8.1%, to $62.5 million in the nine months ended June 30, 2019, compared to $68.0 million in the nine months ended June 30, 2018. Adjusted EBITDA excludes $10.0 million of expenses related to product rationalization and facility consolidation in connection with our two-segment realignment initiative as well as the remediation of manufacturing defects caused by a third party vendor, a charge of $0.7 million related to the change in the current estimate of certain acquisitions achieving their earn-out targets, which resulted in an increase to the fair valued amount of the earn-out recorded upon the acquisitions and $0.7 million of restructuring and realignment costs incurred during the nine months ended June 30, 2019 and a gain on sale of property of $0.4 million, all of which were discrete to the Applied Product Technologies segment. In the prior year, Adjusted EBITDA excludes $1.6 million of expenses related to the remediation of manufacturing defects mentioned above, $1.1 million of restructuring and realignment costs incurred during the nine months ended June 30, 2018 and a gain on sale of land of $7.0 million, all of which were discrete to the Applied Product Technologies segment.
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
We expect to continue to finance our liquidity requirements through internally generated funds, borrowings under our Revolving Credit Facility and equipment financing arrangements. We believe that our projected cash flows generated from operations, together with borrowings under our Revolving Credit Facility and other financing arrangements are sufficient to fund our principal debt payments, interest expense, our working capital needs and our expected capital expenditures for the next twelve months. Our capital expenditures for the nine months ended June 30, 2019 and 2018 were $63.9 million and $54.6 million, respectively. However, our budgeted capital expenditures can vary from period to period based on the nature of capital intensive project awards. From time to time, we may enter into financing arrangements related to capital expenditures for equipment used to provide services to our customers. In addition, we may draw on our Revolving Credit Facility from time to time to fund or partially fund an acquisition.
As of June 30, 2019, we had total indebtedness of $960.8 million, including $931.1 million of borrowings under the First Lien Term Loan Facility, no borrowings under our Revolving Credit Facility, $26.3 million in borrowings related to equipment financing, $1.7 million of notes payable related to certain equipment related contracts and $1.7 million related to a mortgage. We also had $13.3 million of letters of credit issued under our $125.0 million Revolving Credit Facility and an additional $0.2 million of letters of credit issued under a separate uncommitted facility as of June 30, 2019.
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
As of June 30, 2019 and September 30, 2018, we were in compliance with the covenants contained in the senior secured credit facilities.
Our indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations.
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Nine Months Ended June 30,
(In millions)	2019	2018
Statement of Cash Flows Data
Net cash provided by operating activities	$54.4	$36.8
Net cash used in investing activities	(68.7)	(52.7)
Net cash (used in) provided by financing activities	(6.6)	14.9
Effect of exchange rate changes on cash	(0.3)	(0.9)
Change in cash and cash equivalents	$(21.2)	$(1.9)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period‑to‑period as working capital needs and the timing of payments for restructuring activities and other items impact reported cash flows.
Net cash provided by operating activities increased to a source of $54.4 million in the nine months ended June 30, 2019 from a source of $36.8 million in the nine months ended June 30, 2018.

•	Operating cash flows in the nine months ended June 30, 2019 reflect a decrease in net earnings of $21.4 million as compared to the nine months ended June 30, 2018.

•
Non‑cash charges increased $18.3 million in the nine months ended June 30, 2019 as compared to the nine months ended June 30, 2018, primarily relating to an increase in depreciation and amortization and share based compensation expense, in addition to a decrease in gain from sale of property, plant and equipment. This increase was offset by a reduction in deferred taxes and amortization of debt related fees.

•
The aggregate of receivables, inventories, contract assets and liabilities and accounts payable used $6.8 million in operating cash flows in the nine months ended June 30, 2019 compared to a use of $3.1 million in operating cash flows in the nine months ended June 30, 2018. The amount of cash flow generated from or used by the above mentioned accounts depends upon how effectively we manage our cash conversion cycle, which is a representation of the number of days that elapse from the date of purchase of raw materials and components to the collection of cash from customers. Our cash conversion cycle can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expense and other current assets, income taxes and other non current assets and liabilities provided $4.3 million in operating cash flows in the nine months ended June 30, 2019 compared to a use of $6.2 million in the nine months ended June 30, 2018. This is mainly due to timing of payments.

•
Accrued expenses and other liabilities used $19.6 million in operating cash flows in the nine months ended June 30, 2019 compared to a use of $33.5 million in the nine months ended June 30, 2018. The reduced use of operational cash flow was mainly due to higher accrued expenses at September 30, 2017 as compared to September 30, 2018, due to the IPO in November of 2017 and higher accrued employee related costs which were subsequently paid out during the three months ended December 31, 2017.

Investing Activities
Net cash used in investing activities increased $16.0 million to $68.7 million in the nine months ended June 30, 2019 from $52.7 million in the nine months ended June 30, 2018. This increase was largely driven by higher cash paid for property, plant and equipment and lower proceeds from the sales during the nine months ended June 30, 2019, partially offset by lower cash outflow associated with acquisitions in the current year period.
Financing Activities
Net cash from financing activities decreased $21.5 million to a use of $6.6 million in the nine months ended June 30, 2019 from a source of $14.9 million in the nine months ended June 30, 2018. This lower amount of cash provided by financing activities for the nine months ended June 30, 2019 was primarily due to the $137.6 million cash received upon the issuance of stock during the IPO in the prior year period, partially offset by the issuance of debt and higher borrowings under the credit facility and other financing arrangements in the current year period. In addition, we made higher repayments of debt in the current year period which was partially offset by reduced share-based compensation activity and lower distributions to non-controlling interest.
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

Off‑Balance Sheet Arrangements
As of June 30, 2019 and September 30, 2018, we had letters of credit totaling $13.5 million and $11.8 million, respectively, and surety bonds totaling $138.1 million and $123.4 million, respectively, outstanding under our credit arrangements. The longest maturity date of the letters of credit and surety bonds in effect as of June 30, 2019 was March 26, 2029. Additionally, as of June 30, 2019 and September 30, 2018, we had letters of credit totaling $0.0 million and $0.9 million, respectively, and surety bonds totaling $1.2 million and $2.5 million, respectively, outstanding under our prior arrangement with Siemens.

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
Based on our overall interest rate exposure to variable rate debt outstanding as of June 30, 2019, a 1% increase or decrease in interest rates would decrease or increase income (loss) before income taxes by approximately $9.4 million. By comparison, based on our overall interest rate exposure to variable rate debt outstanding as of June 30, 2018, a 1% increase or decrease in interest rates would have decreased or increased income (loss) before income taxes by approximately $7.9 million.
For a discussion of the Company’s exposure to market risk related to inflation, tariffs and foreign currency exchange rates, please refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as filed with the SEC on December 11, 2018.  There have been no material changes to the Company’s exposure to these market risks during the first nine months of fiscal 2019.
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
Changes to Internal Control Over Financial Reporting

As described below, the Company has undertaken remediation actions to address the material weakness in our internal controls over financial reporting. These remediation actions continued throughout the quarter ended June 30, 2019, but have not materially affected our internal control over financial reporting.
The Company has now designed or redesigned a number of controls through the quarter ended June 30, 2019, that we are currently evaluating or awaiting additional testing samples to evaluate operating effectiveness. Controls that have been properly designed need to be operating effectively for acceptable periods of time.  Due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of remediation, but management has made further progress and expects the remediation to be completed by the fourth quarter of 2019.
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

On or around November 6, 2018, a purported shareholder of the Company filed a class action lawsuit in the U.S. District Court for the Southern District of New York, captioned McWilliams v. Evoqua Water Technologies Corp., et al., Case No. 1:18-CV-10320, alleging that the Company and senior management violated federal securities laws.  On January 31, 2019, the court appointed lead plaintiffs and lead counsel in connection with the action and captioned the action “In re Evoqua Water Technologies Corp. Securities Litigation,” Master File No. 1:18-CV-10320. On March 28, 2019, lead plaintiffs filed an amended complaint, which asserts claims pursuant to the Securities Exchange Act of 1934 and the Securities Act of 1933 against the Company, members of the Company’s Board of Directors, senior management, other executives and/or employees, AEA Investors LP and a number of its affiliated entities, and the underwriters of the Company’s initial public offering and secondary public offering. The amended complaint alleges that the defendants violated federal securities laws by issuing false, misleading, and/or omissive disclosures concerning the Company’s integration of acquired companies, the Company’s reduction-in-force, and the Company’s accounting practices. The lawsuit seeks compensatory damages in an unspecified amount to be proved at trial, an award of reasonable costs and expenses to the plaintiff and class counsel, and such other relief as the court may deem just and proper.  On June 26, 2019, the defendants filed motions to dismiss the amended complaint. Briefing in connection with the motions to dismiss is not yet complete. The Company believes that this lawsuit is without merit and intends to vigorously defend itself against the allegations.

On or around April 10, 2019, a purported shareholder of the Company filed a shareholder derivative lawsuit ostensibly on behalf of the Company in the U.S. District Court for the Western District of Pennsylvania, captioned Dallas Torgersen, derivatively on behalf of Evoqua Water Technologies Corp. v. Ronald C. Keating, et al., Case No. 2:19-CV-410. The complaint names as defendants the Company’s CEO, the Company’s CFO, and members of the Company’s Board of Directors, and it names the Company as a nominal defendant. The complaint alleges, among other things, that the individual defendants violated federal securities laws by issuing false, misleading, and/or omissive disclosures in the period leading up to the Company’s October 30, 2018 disclosure and that they breached their fiduciary duties to the Company. The lawsuit seeks compensatory damages in an unspecified amount to be proved at trial, an award of reasonable costs and expenses, restitution from the individual defendants, an order directing the Company and the individual defendants to take all necessary actions to reform and improve the Company’s corporate governance and internal procedures to comply with the law and to prevent the events alleged from reoccurring, including by putting forth for shareholder vote certain resolutions for amendments to the Company’s charter or bylaws, and such other relief as the court may deem just and proper. On June 14, 2019, the Court entered an order staying the lawsuit pending resolution of the In re Evoqua Water Technologies Corp. Securities Litigation lawsuit described above. The Company believes that this lawsuit is without merit and intends to vigorously defend itself against the allegations.

Item 1A. Risk Factors
There have been no material changes to the information concerning risk factors as stated in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as filed with the SEC on December 11, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In the three months ended June 30, 2019, we issued 92,282 shares of our common stock to certain employees and former employees upon the exercise of stock options granted pursuant to the Stock Option Plan, which amount gives effect to the net exercise by certain of such individuals of a portion of their vested options to cover exercise price and applicable tax withholding obligations. These issuances were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act and/or Rule 701 promulgated thereunder. The securities were issued directly by the registrant and did not involve a public offering or general solicitation.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are filed or furnished as a part of this report:

Exhibit No.	Exhibit Description
10.1*	Form of Restricted Stock Unit Award Agreement under the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOQUA WATER TECHNOLOGIES CORP.

August 6, 2019	/s/ RONALD C. KEATING
	By:	Ronald C. Keating
Chief Executive Officer (Principal Executive Officer)

August 6, 2019	/s/ BENEDICT J. STAS
	By:	Benedict J. Stas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)