Form 10-K
period 2019-09-30
Evoqua Water Technologies Corp.
filed 2019-11-25
CIK 1604643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2019
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-38272
EVOQUA WATER TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-4132761 (I.R.S. Employer Identification No.)
210 Sixth Avenue Pittsburgh, Pennsylvania (Address of principal executive offices)	15222 (Zip code)
(724) 772-0044
(Registrant’s telephone number, including area code)
         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	AQUA	New York Stock Exchange
         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

         Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐
         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
         The aggregate market value of the outstanding common stock, par value $0.01 per share, of the registrant other than shares held by persons who may be deemed affiliates of the registrant, as of March 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $665 million.
         There were 114,400,103 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of October 31, 2019.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (the “Proxy Statement”) for its annual meeting of shareholders to be held in February 2020, are incorporated by reference into Part III of this Report. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

EVOQUA WATER TECHNOLOGIES CORP.
INDEX TO FORM 10-K
For the Year Ended September 30, 2019

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward‑looking statements by our use of forward‑looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance and statements regarding our two segment restructuring actions and expected restructuring charges and cost savings for fiscal 2020 and beyond contained in this Annual Report on Form 10-K in Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1, “Business” are forward‑looking statements.
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
Our fiscal year ends on September 30 of each year and references in this Annual Report on Form 10-K to a year refer to our fiscal year. As such, references in this Annual Report on Form 10-K to: 2019 relate to the fiscal year ended September 30, 2019, 2018 relate to the fiscal year ended September 30, 2018 and 2017 relate to the fiscal year ended September 30, 2017.
Company Overview
Evoqua Water Technologies is a leading provider of mission critical water treatment solutions, offering services, systems and technologies to support our customers’ full water lifecycle needs. With over 200,000 installations worldwide, we hold leading positions in the industrial, commercial and municipal water treatment markets in North America. We offer a comprehensive portfolio of differentiated, proprietary technology solutions sold under a number of market-leading and well-established brands to our global customer base. We have worked to protect water, the environment and our employees for over 100 years. As a result, we have earned a reputation for quality, safety and reliability and are sought out by our customers to solve the full range of their water treatment needs, and maintaining our reputation is critical to the success of our business.
Our solutions are designed to ensure that our customers have the quantity and quality of water that meets their unique specifications. We enable our customers to achieve lower costs through greater uptime, throughput and efficiency in their operations and support their regulatory compliance and environmental sustainability. We deliver and maintain these mission critical solutions through the largest service network in North America, assuring our customers continuous uptime with 97 branches as of September 30, 2019. We have an extensive service and support network, and as a result, a certified Evoqua Service Technician is no more than a two hour drive from more than 90% of our North American customers’ sites.
We provide solutions across the entire water cycle. The water cycle begins with “influent” water, which is sourced from rivers, lakes, as well as other sources. We treat influent water for use in a wide variety of industrial, commercial and municipal applications. In industrial applications, treated influent water, after it is treated, is used as process water for applications, including microelectronic production, ingredient water in the production of food, beverage and other goods, power utility applications including boiler feed water, cooling water and steam condensate. Commercial applications for influent water include laboratory testing and aquatic activities, while municipal applications for influent water include treatment to produce safe drinking water. After the water is used it is considered “effluent water,” and we enable its treatment through the removal of impurities so that it can be discharged safely back into the environment or reused for industrial, commercial or municipal applications.

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
For the year ended September 30, 2019, we generated 85% of our revenues in North America with a strong and growing international presence, and we currently employ approximately 4,150 individuals. For the year ended September 30, 2019, we generated revenue, net loss and Adjusted EBITDA of $1.44 billion, $8.5 million and $235.0 million, respectively. For the year ended September 30, 2018, we generated revenue, net income and Adjusted EBITDA of $1.34 billion, $7.9 million and $216.9 million, respectively. For more information on Adjusted EBITDA, including a reconciliation to the most directly comparable GAAP financial measure, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-How We Assess the Performance of Our Business-Adjusted EBITDA.”
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

Our Industry
We estimate the global water and wastewater market to represent more than $600 billion in total revenue and includes both capital and operating expenditures for the treatment of water by industrial, municipal, commercial and residential end users. Within the global water and wastewater market, we estimate our addressable market, comprised of equipment, consumables, aftermarket parts and operations‑related and maintenance‑related services for the treatment of water for industrial, commercial and municipal end users, to represent over $85 billion in total revenue.
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
While a decline in general global economic and business conditions may adversely affect demand for our products, services and solutions, we believe the global water market will continue to experience growth, supported by a variety of anticipated secular trends that will drive the demand for water across a multitude of industrial, commercial and municipal applications. These secular trends include global population growth, urbanization, industrialization and overall economic growth. In addition, the supply of clean water could be adversely impacted by factors including an aging water infrastructure within North America and increased levels of water stress from seasonal rainfall, inadequate water storage options or treatment technologies. More specific to our business, water is a critical component and byproduct of many processes, including in manufacturing and product development. As such, as global consumption patterns evolve and water shortages persist, demand for solutions and services will continue to increase. Additionally, a decrease in the supply of clean water, as well as a heightened focus on environmental sustainability across various end markets, may increase the demand for closed-loop solutions that allow recycling and reuse of effluent for certain applications. We believe our business is well positioned to serve this demand.
We hold leading positions in our North American market verticals that have been cultivated by our suite of differentiated solutions and our comprehensive service network. However, despite our leading position in many individual market verticals where we participate, these markets remain very fragmented, and we estimate that our market share was less than 25% in most market verticals in which we participated during 2019. Evoqua selectively participates in Europe, Middle East and Asia (EMEA) and Asia Pacific with differentiated product technologies.
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
Through direct and indirect sales efforts, outreach and education, we plan to continue to enhance our relationships and enable further adoption of our products, technologies and solutions by end customers and key influencers, including municipal representatives, engineering firms, designers and other system specifiers. Our performance depends, in part, on our ability to attract, incentivize and retain third party sales representatives that will be able to market and support our products effectively, and competing for sales personnel with established customer relationships.
Continued transition of our customers to a higher value‑add service‑based business model. Our goal is to provide reliable water treatment solutions by combining our products and technologies with extensive service and distribution capabilities. We selectively target high value projects with opportunities for recurring business through service, parts and other aftermarket opportunities over the lifecycle of the process or capital equipment. In particular, we have developed internet‑connected monitoring technologies through the deployment of our WaterOne® service platform, which enables customers to outsource their water treatment systems and focus on their core business, offering customers system optimization, predictive and proactive service, and simplified billing and pricing. Our WaterOne® platform also enables us to transition our customers to pricing models based on usage, which otherwise would not have been possible without technological advancement. Our future growth depends, in part, on our ability to develop or acquire new products, services and solutions, identify emerging technological trends in our target end markets and maintain the integrity of our information technology systems.
Drive margin expansion and cash flow improvements through continued focus on operational excellence and execution. Effective October 1, 2018, we restructured our business into two reportable operating segments, which we expect to result in cost savings in the range of $15 million to $20 million on an annualized basis once fully implemented. We have separately identified and are pursuing a number of discrete initiatives which, if successful, we expect could result in additional cost savings over the next two years. These initiatives include our supply chain improvement program to consolidate and manage global spending, our improved logistics and transportation management program, capturing benefits of our WaterOne® platform and further optimizing our engineering cost structure, our global shared services organization and our sales, inventory and operations planning. Furthermore, as a result of significant investments we have made in our footprint and facilities, we believe we have capacity to support our planned growth without commensurate increases in fixed costs.
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
We believe our continued investment in driving penetration of our existing technologies and new capabilities through our channels to market will allow us to continue to address our customer needs across the water lifecycle.
Continue to evaluate and pursue accretive tuck‑in acquisitions to add new technologies, attractive geographic regions and end‑markets. As a complement to our organic growth initiatives, we view tuck‑in acquisitions as a key element of our overall growth strategy which will enable us to accelerate our growth in our current addressable market, new geographies and new end market verticals. Our existing customer relationships, channels to market and ability to rapidly commercialize technologies provide a strong platform to drive growth in the businesses we acquire. To capitalize on these opportunities we have built an experienced team dedicated to mergers and acquisitions that has, since April 2016, successfully completed thirteen acquisitions that expand our vertical markets and geographic reach and enhance our technologies, which we have typically financed through borrowings under our revolving credit facility and cash on hand. In 2019, we completed one acquisition: ATG UV Technology Limited, a leading manufacturer of ultraviolet light disinfection systems used in municipal, aquatics and industrial applications. Although we may not continue to identify suitable acquisition targets and implement our growth strategy, we currently have a robust pipeline of potential targets, which has been developed proactively by our team as well as informed by our customer base.
Our Business Segments
Effective October 1, 2018, we reorganized our business from a three-segment structure to a two-segment structure designed to better serve the needs of our customers worldwide. Our new structure created a customer-facing service organization, called Integrated Solutions and Services (“ISS”) and a product technology group, Applied Product Technologies (“APT”) focused on sales primarily through indirect channels.
Our ISS segment provides fully-integrated systems and service solutions that selectively utilize our comprehensive portfolio of water treatment technologies to satisfy our customers’ unique water needs. Our APT segment sells equipment, based on our broad technology portfolio, which is used as components in integrated solutions specified by water treatment designers and offered by original equipment manufacturers (“OEMs”), engineering firms, integrators and our own Integrated Solutions and Services segment. The chart below reflects revenue by segment for the year ended September 30, 2019:

For additional financial information regarding our reportable segments, see Note 23, “Business Segments,” of Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

The table below provides an overview of our two segments, including their sales channels and a summary of their key offerings as of September 30, 2019.

Integrated Solutions and Services	Overview
Tailored services and solutions in collaboration with our customers backed by life cycle services including on‑demand water, outsourced water, recycle / reuse and emergency response service alternatives to improve operational reliability, performance and environmental compliance

	Channel	Direct sales with market vertical focus
Key offerings
Full lifecycle service and solutions for and process water and wastewater, including on‑demand water, outsourced water, recycle / reuse and emergency response services

Equipment systems for industrial needs: influent water, boiler feed water, ultrahigh purity, process water, wastewater treatment and recycle / reuse

Municipal services, including odor and corrosion control services

Full‑scale outsourcing of operations and maintenance, including WaterOne® platforms

Applied Product Technologies	Overview	Highly differentiated and scalable range of products and technologies specified by global water treatment designers, OEMs, engineering firms and integrators
	Channel	Primarily indirect sales through independent sales representatives, system integrators, distributors and aftermarket channels
Key Offerings
Filtration and Separation: regenerative media and microsand; self-cleaning filters and intake screens; ultrafiltration for drinking water and other applications; electrodeionization

Disinfection: low and medium pressure ultraviolet (“UV”); ozone; electrochlorination and gas chlorination

Wastewater solutions: ultrafiltration membrane bioreactors; advanced biological treatment; clarifiers, aerators, screens and dewatering; ballasted clarification

Anode and electrochlorination technology

Aquatics technologies and solutions for the global recreational and commercial pool market

Integrated Solutions and Services segment
Our Integrated Solutions and Services segment provides application‑specific solutions and full lifecycle services for critical water applications. We focus on treating industrial process water, utility water and wastewater and providing odor and corrosion control services for municipalities. Industrial process water requires specific purity standards, which are used in making goods in industries such as microelectronics, pharmaceuticals and health sciences and food and beverage, including ingredient water. Industrial utility water is used for critical industrial applications, including as boiler feed and cooling water. Industrial wastewater is effluent water discharged from plants or facilities which is treated before it is returned to the environment or recycled or reused within the water cycle. Our operations across the water cycle are complex and, if conducted improperly, may result in potential costs and liabilities, including as a result of environmental damage. Our comprehensive solutions are comprised of capital systems and related recurring aftermarket services, parts and consumables, along with long‑term and short‑term service contracts and emergency services. Our comprehensive capabilities range from discrete offerings to the provision of highly complex, fully integrated solutions. We are able to leverage our broad range of products and technologies to deliver a tailored solution that best addresses a specific customer’s needs, including a growing portfolio of digital technologies encompassed in our WaterOne® platform. Key capital and related aftermarket service and product offerings include filtration, reverse osmosis, ion exchange and continuous deionization. As a result of our speed, capabilities and experience, we serve as a trusted partner to over 25,000 industrial customers, including a substantial majority of Fortune 500 industrial companies. As water is a critical component in many industrial production processes, unavailability of proper water purity, specification or quality can lead to significant constraints, downtime and increased operating costs.
The cost of an installation can range from a few thousand dollars to a few million dollars and typically provides an ongoing service and aftermarket revenue opportunity that itself reaches or exceeds the original project cost. The service and aftermarket sales component is supported by our broad application and process expertise and what we believe to be the largest integrated industrial service network in North America. Our network is comprised of certified technicians and the largest fleet of mobile reverse osmosis and deionization water treatment systems in North America, based on management’s estimate, and enables us to provide a complete range of services spanning from regular maintenance and emergency support to our unique WaterOne® service platform. Our WaterOne® service platform is an enhanced model that uniquely combines our water expertise, proactive service, proven technology and data intelligence to continually improve customers’ water operation management. Our remote monitoring capabilities enable us to optimize our routine service calls through predictive analytics and provide customers a more predictable, cost‑efficient water solution. We offer services which include water on‑demand, mobile solutions and smart water systems that leverage our extensive branch network, technical personnel and technology portfolio.
We partner with our industrial customers through our direct sales and service team, which is organized geographically and by market vertical and is complemented by an inside sales force, field sales engineers and a growing e‑commerce platform. We primarily target four broad categories of customers in our Integrated Solutions and Services segment, principally based on their end markets and primary applications: Light Industries, Heavy Industries, Proact Environmental Solutions and Municipal Services.
Light Industries
Our light industries offerings include our usage‑based, WaterOne® deionized water service, preventative maintenance service contracts, integrated process and wastewater systems and aftermarket consumables and spare parts. We generally provide light industries services to general manufacturing, light industrial, pharmaceutical, food and beverage, microelectronics and health sciences customers. Light industry companies typically utilize treatment solution applications that handle influent water flows of up to several hundred gallons per minute.
Heavy Industries
Our heavy industries offerings include mobile, rapidly deployable services based on short‑term operating contracts, outsourced water services and accompanying technological support, integrated process and wastewater systems and aftermarket consumables and spare parts. We generally provide heavy industries services to power generation, chemical processing, hydrocarbon processing and mining and pulp and paper customers. Heavy industry companies typically utilize treatment solution applications that handle influent water flows more than several hundred gallons per minute.
ProAct Environmental Solutions
Our ProAct environment solutions offerings include activated carbon, wastewater ion exchange, Hydrostatic Water testing, degassing services and groundwater remediation solutions. We generally provide environmental solutions to hydrocarbon processing, chemical processing, food and beverage and municipal water customers.

Municipal Services
Our municipal service offerings include odor and corrosion control and disinfection capabilities, including advanced remote‑monitoring and automated control solutions and multi‑product liquid and vapor phase product combinations for wastewater collection. We also provide municipal service solutions for drinking water treatment and distribution.

Applied Product Technologies segment
Our Applied Product Technologies segment sells differentiated technologies to a diverse set of water treatment system specifiers, integrators and end users globally. Our offerings are highlighted by our filtration and disinfection, electrodeionization and electrochlorination technologies, waste water treatment, separation technologies and anodes offerings. Our filtration and disinfection offerings include our Defender line of products, which is a regenerative media filtration leader in the commercial aquatics market, along with various UV and ozone disinfection products. Our IONPURE electrodeionization solutions allow customers to achieve ultrahigh purity water without the use of chemicals in the treatment process. Our electrochlorination products provide extensive water treatment solutions for the maritime, oil and gas and power markets. We also have extensive capabilities in anode technologies, cathodic protection, solid and liquid separation technologies and various aftermarket parts, consumables and accessories. Our portfolio of solutions includes ultrafiltration systems, advanced biological treatment, clarifiers, aerators, equipment for new municipal plant builds and retrofit, rehabilitation and aftermarket parts and services for our extensive installed base. All of our offerings are highly scalable and designed to meet current and future water treatment needs, with a focus on generating repeat business from our customers. We generally service the equipment we provide our customers; however, their failure to properly use, safeguard or maintain their equipment or product defects or unanticipated use of our products could result in liability to us.
Our portfolio of technologies and products are sold either as discrete offerings or as components of broader solutions through our Integrated Solutions and Services segment. Our Applied Product Technologies segment also sells externally to a customer base comprised of globally located OEMs, integrators, regional distributors and engineering firms and various other end users that we reach through multiple established sales and aftermarket channels. We target customers in our Applied Product Technologies segment principally based on their end markets and primary application: Advanced Filtration, Wastewater Treatment, Aquatics, Disinfection, Electrochlorination and Anodes.

We maintain a comprehensive municipal representative network that broadly covers the U.S., providing us with a differentiated ability to influence specifications and the basis of design for new treatment facilities. We have provided solutions across a large municipal installed base with capacities ranging from 25,000 gallons per day to over 100 million gallons per day. We maintain relationships with engineering firms, operators and other key influencers through our direct technical sales force to drive adoption of our offerings. We also have indirect and direct relationships in EMEA, Asia Pacific and Latin America to service the core applications and support our Applied Product Technologies portfolio.

Our portfolio of products and solution technologies, both acquired as well as those originally developed for municipal wastewater applications, has also experienced increased demand for industrial wastewater and recycle and reuse opportunities.

Advanced Filtration and Separation
Our products separate both dissolved and suspended solids from liquids in a variety of slurries, for either disposal or reuse. We generally provide separation technology products and solutions to power, mining, microelectronics, solar, heavy and light industrial and municipal customers. Our products include ultrafiltration, microelectronic processing technologies and desalination solutions. We generally provide these products to municipal, power, microelectronic processing, solar, hydrocarbon and chemical processing and pharmaceutical customers. Our electrodeionization technology has primary applications in high purity process water for use in pharmaceutical, laboratory and microelectronic processing plants and the removal of dissolved salts from seawater, brackish water and municipal wastewater.
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

Aquatics
Our aquatics offerings include a wide range of filtration equipment (regenerative media filters, and high rate sand filters), analyzers, controllers and related accessories. We sell to commercial aquatics designers and end users worldwide through applications including filtration of municipal and recreational pools and leisure facilities, fountains and water features and recreational water and waterparks.
Disinfection
Our disinfection products include a wide range chemical and non-chemical disinfection technologies including onsite hypochlorite generation, UV, and ozone disinfection systems. We sell our portfolio to municipal drinking water, industrial and light manufacturing and commercial customers worldwide. Primary applications include disinfection of municipal and recreational pools and leisure facilities, and disinfection and water chemistry measurement and control for municipal drinking water, as well as pre‑treatment and purification systems where ultrapure water polishing is required.
Electrochlorination and Materials
Our electrochlorination products are used with seawater for on‑site sodium hypochlorite generating systems for maritime, oil and gas, power and military customers. Our maritime growth prevention systems are used on military and commercial ships and in offshore oil and gas applications. We produce custom‑designed, state‑of‑the‑art mixed‑metal oxide anodes, provide recoating and repair services to our external customers and supply the anodes used across our own internal processing capabilities. We provide anode products and solutions to mining, chemical processing, light industrial and microelectronics customers for primary applications including biotechnology, water treatment, cathodic protection, seawater electrolysis, metal finishing and electroplating and swimming pool chlorination.
ATG UV Acquisition
On May 25, 2019, we acquired all of the issued and outstanding equity securities of ATG UV Technology Limited (“ATG UV”), a leading manufacturer of ultraviolet (“UV”) light disinfection systems used in a wide range of municipal, aquatics and industrial application. ATG UV, based in Wigan, UK, is the exclusive technology supplier to Evoqua’s ETS-UVTM product line in North America and the acquisition expands Evoqua’s reach, allowing the Company to serve customers globally.
Memcor Disposition
On October 1, 2019, we entered into a Purchase and Sale Agreement with DuPont de Nemours, Inc. (“DuPont”), pursuant to which we will divest our Memcor low pressure membrane product line, including the product line’s global workforce, its manufacturing site in Windsor, Australia, and associated operations and intellectual property (the “Memcor Disposition”). The transaction is expected to close in the first quarter of fiscal 2020, subject to customary closing conditions. Following closing, we will no longer service the large municipal install base of Memcor products, which consists primarily of municipal drinking water and wastewater treatment facilities, but we will continue to sell Memcor products, which we will purchase from DuPont, to our industrial customers through our ISS segment.
Customers
We serve three primary market sectors: (i) industrial, (ii) commercial and (iii) municipal. Industrial and commercial customers vary in size, scope and the complexity of their water treatment needs and include small manufacturing clients with a single facility, large commercial waterparks and multinational corporations with a significant global footprint. The municipal market consists of potable water and wastewater treatment solutions that are sold to municipalities and private companies operating under a concession agreement to own and operate a treatment facility on behalf of a municipality. We serve each market with a full range of solutions, services, technologies and aftermarket offerings.

The industrial market is comprised of direct end market distribution channels. The commercial market includes a variety of routes to market including direct and third-party channel relationships. The municipal market is comprised of a wide range of drinking and wastewater treatment facilities.
Our customers span a diverse range of industries and include many of the largest U.S. companies in each of the pharmaceutical, hydrocarbon processing, power, chemical and food and beverage industries as well as U.S. wastewater sites and global drinking water treatment sites. We also have customers in the health science, microelectronics, drinking water, wastewater, general manufacturing, commercial aquatics, maritime and other industries. We provide products, services and solutions to federal, state and local government customers both directly and indirectly as a supplier to general contractors. During the year ended September 30, 2019, no single customer accounted for more than 1.4% of our revenues, and our top ten customers accounted for approximately 10.4% of our revenues.
We provide products, services and solutions to federal, state and local government customers both directly and indirectly as a supplier to general contractors. Many of our government contracts contain a termination for convenience clause, regardless of whether we are the prime contractor or a subcontractor. Upon a termination for convenience, we are generally able to recover the purchase price for delivered items and reimbursement of allowable work in process costs. See also Item 1A, “Risk Factors.”
Suppliers
We maintain a cost‑effective and diversified procurement program through strong relationships with strategic suppliers across key commodities. The top materials in our supply chain include chemicals, membranes, resin, metal fabrications, carbon and electrical components. We seek to insource certain products that align with our existing manufacturing core competencies and that enable us to provide our customers with the highest level of value. Our diversified supply base across multiple suppliers and geographies enable us to maintain a cost effective and stable level of supply. See also Item 1A, “Risk Factors.”
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
Sales and Marketing
Our sales and marketing organization is positioned across our vertical markets to drive top‑line growth and increase market share for our Company. Our network includes internal general managers, sales directors, sales engineers, third-party representatives, third‑party distributors, product managers, vertical market managers and other personnel who support our day‑to‑day sales and marketing operations.
Integrated Solutions and Services segment
We market our offerings through our direct sales and service team, which is organized geographically and by end market and is complemented by an inside sales force, field sales engineers and a growing e‑commerce platform. Our Integrated Solutions and Services segment sales organization focuses on direct sales with a market‑vertical focus across geographic, strategic and e‑commerce channels to market. Our key market verticals served are Pharmaceutical, Food and Beverage, Power and Chemical Processing. As of September 30, 2019, our Integrated Solutions and Services segment services network included approximately 670 field service and 180 engineering employees.

Applied Product Technologies segment
Our Applied Product Technologies segment delivers a full suite of product technologies, primarily through indirect channels to serve the global market or through our Industrial Solutions and Services organization. The Applied Product Technologies segment includes:

•	Advanced filtration and separation products, such as Memcor® membranes, Ionpure® technologies and Vortisand® systems;

•	Wastewater treatment technologies, including the BioMag® system, clarification, odor control and sludge management solutions;

•	Disinfection, covering a wide range of solutions from chlorine to ultraviolet (UV) light and ozone technologies;

•	Electrocatalytic and materials, which combines our electro chlorination, cathodic protection and anodes product lines; and

•	Aquatics, which will combine our highly-valued products, such as the Defender® regenerative media filter, with a complete set of solutions for our partners.

We maintain relationships with engineering firms, operators and other key influencers through our direct technical sales force to drive adoption of our offerings. We also maintain a comprehensive municipal representative network in the United States, providing us with a unique ability to influence specifications and the basis of design for new treatment facilities. As of September 30, 2019, we had active relationships with more than 200 OEM partnerships and managed over 250 channel partners.

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
As of September 30, 2019, our global research, development and engineering footprint includes seven facilities located in the United States, the United Kingdom, the Netherlands, Germany, Singapore and Australia (which will be transferred to DuPont upon the closing of the Memcor Disposition), staffed with managers, scientists, researchers, engineers and technicians, along with partnerships spanning leading universities research centers and other outside agencies.
Information Technology
Our information technology systems consist of enterprise management, e‑commerce, customer relationship and field service management, customer quoting and billing, environmental compliance, business and operational support, and procurement and sales force management systems. We continue to integrate our acquisitions onto our enterprise platform, focusing on standardizing global processes. In 2019, we enhanced our customer relationship and field service management platform with the objective of enabling our field sales team to better service our customers.  The shift from our initial WaterOne® service platform to the next generation platform is complete, and we expect this will provide enhanced monitoring and visibility of customer installations.  We have nearly completed our infrastructure standards deployment globally, and we continue to update our information technology infrastructure through investments focused on cost efficiencies, reliability, functionality and scalability.
.
Intellectual Property
Our intellectual property and proprietary rights are important to our business. As of September 30, 2019, we have approximately 1,400 granted or pending patents (of which, approximately 300 will be transferred to DuPont upon the closing of the Memcor Disposition). We undertake to strategically and proactively develop our intellectual property portfolio by pursuing patent protection, obtaining copyrights and registering our trademarks in the United States and in foreign countries. We currently rely primarily on patent, trademark, copyright and trade secret laws, and control access to our intellectual property through license agreements, confidentiality procedures, non‑disclosure agreements with third parties, employment agreements and other contractual rights, to protect our intellectual property rights.
Competition
Our industry is highly fragmented and includes a number of regional and niche‑offering focused competitors. Competition is largely based on product performance, reliability and innovativeness of products, services and solutions, application expertise and process knowledge, brand reputation, energy and water efficiency, product compliance with regulatory and environmental requirements, product lifecycle cost, scalability, timeliness of delivery, proximity of service centers to our customers, effectiveness of our distribution channels and price. Within each of our segments and the various businesses that comprise them, we compete with a fragmented range of companies, but do not have any individually key competitors.
Backlog
Backlog represents the expected future revenue for unfulfilled and remaining performance obligations for capital projects where neither Evoqua nor the customer can terminate the contract without penalty. As of September 30, 2019, our backlog was approximately $179.3 million.
Employees
As of September 30, 2019, we had approximately 4,150 employees. Of these employees, approximately 59% were full‑time salaried level staff and the remaining employees consisted of a mix of full‑time and part‑time hourly workers. Approximately 78% of our employees work in our U.S. operations and approximately 22% work in foreign operations. None of our facilities in the United States or Canada are covered by collective bargaining agreements. As is common in Germany and the Netherlands, our employee populations there are represented by works councils. We are not involved in any material disputes with our employees and believe that relations with our employees and, to the extent applicable, with our works councils, are good.
Insurance
We maintain insurance policies to cover directors’ and officers’ liability, fiduciary, crime, special accident, cyber, property, business interruption, cargo, workers’ compensation, automobile, general liability, environmental, umbrella and excess liability insurance.
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
In addition to our website, you may read our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov/edgar.
Item 1A. Risk Factors
        The following risk factors may be important in understanding any statement in this Annual Report on Form 10-K or elsewhere. Our business, financial condition, results of operations or prospects could be materially and adversely affected by a number of factors, whether currently known or unknown, including but not limited to those described below. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations or prospects.
Risks Relating to Our Business
General global economic and business conditions may materially adversely affect demand for our products, services and solutions.
We compete in various end markets and geographic regions around the world. Among these, the most significant are global industrial markets and municipal markets. In fiscal 2019, 85% and 15% of our revenue was generated in North America and the rest of world, respectively. We have experienced, and expect to continue to experience, fluctuations in revenues and operating results due to economic and business cycles. Important factors for our businesses and the businesses of our customers, both in the U.S. and abroad, include local and global macroeconomic conditions, commodity prices, energy prices, the timing of projects, the overall strength of and our customers’ confidence in the economy, industrial and governmental capital spending, governmental fiscal and trading policies, global environmental and regulatory policies, the strength of the residential and commercial real estate markets, unemployment rates, consumer spending, availability of financing, interest rates, tax rates, changes in tax laws and political conditions. The businesses of many of our industrial customers are, to varying degrees, cyclical, and have experienced periodic downturns. While we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, any of the above factors, individually or in the aggregate, or a significant or sustained downturn in a specific end market or geographic region, could materially reduce demand for our products, services and solutions.

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
We offer our products, services and solutions in highly competitive markets. We believe the principal points of competition in our markets are product performance, reliability and innovation of our solutions, application expertise and process knowledge, brand reputation, energy and water efficiency, product compliance with environmental and regulatory requirements, product lifecycle cost, scalability, timeliness of delivery, proximity of service centers to our customers, effectiveness of our distribution channels and price. Maintaining and improving our competitive position will require successful management of these factors, including continued investment by us in research and development (including acquisition of technology through transactions), engineering, marketing, customer service and support and our distribution networks. Our future growth rate depends upon our ability to compete successfully, which is impacted by a number of factors, including our ability to (i) identify emerging technological trends in our target end markets, (ii) develop and maintain a wide range of competitive and appropriately priced products, services and solutions, (iii) enhance and differentiate our products from those of our competitors, (iv) develop and drive commercial acceptance of compelling new products quickly and cost‑effectively, (v) ensure that our products, services and solutions remain cost‑competitive, even when faced with rising commodity costs, (vi) attract, develop and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop and sell new technologies and products and (vii) execute projects in a cost-effective manner according to the schedules required by our customers.
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
We may not be successful in maintaining our competitive position for a number of reasons. We may fail to identify optimal vertical or geographic markets, focus our attention in suboptimal vertical or geographic markets or fail to execute an appropriate business model in certain vertical or geographic markets. Our competitors may develop disruptive technologies or products that are superior to our products, develop more efficient or effective methods of providing products and services, operate with lower cost structures allowing them to price products and services more competitively or adapt more quickly than we do to new technologies or evolving customer requirements. The failure of our technologies or products to gain market acceptance due to more attractive offerings by our competitors could significantly reduce our revenues and materially adversely affect our competitive standing or prospects. Pricing pressures also could cause us to adjust the prices of certain products to stay competitive, which could materially adversely affect our margins and overall financial performance. Failure to continue competing successfully or to win business with our existing customers could materially adversely affect our business, financial condition, results of operations or prospects.

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
Effective October 1, 2018, we restructured our business into two reportable operating segments, the Integrated Solutions and Services segment and the Applied Product Technologies segment, in an effort to better serve the needs of our customers worldwide and position ourselves for improved long-term growth and profitability. We currently expect cost savings in the range of $15 million to $20 million on an annualized basis once fully implemented. However, achieving these cost savings are subject to significant economic, competitive and other uncertainties, some of which are beyond our control, and we may not be able to obtain the cost savings and benefits that we currently anticipate in connection with these restructuring actions. In order to achieve these cost savings, we currently expect to incur cash costs associated with the implementation of our two-segment structure in the range of $17 million to $22 million through fiscal 2020. However, this assumption may not be accurate and we may not be able to operate in accordance with our plans. In that case, we may determine that we must incur additional restructuring charges. These types of initiatives could yield unintended consequences such as distraction of our management and employees, business disruption, attrition beyond any planned reduction in workforce, inability to attract or retain key personnel and reduced employee productivity, which could materially adversely affect our business, financial condition and results of operations.
The successful implementation and execution of our restructuring actions are critical to achieving our expected cost savings as well as effectively competing in the marketplace and positioning us for future growth. If our restructuring actions are not executed successfully, it could have a material adverse effect on our business, financial condition and results of operations.
Our financial results depend on successful project execution and may be adversely affected by cost overruns, failure to meet customer schedules or other execution issues.
A significant portion of our revenue is derived from large projects that are technically complex and may occur over multiple years. These projects are subject to a number of significant risks, including project delays, cost overruns, changes in scope, unanticipated site conditions, design and engineering issues, incorrect cost assumptions, increases in the cost of materials and labor, safety hazards, third party performance issues, weather issues and changes in laws or permitting requirements. If we are unable to manage these risks, we may incur higher costs, liquidated damages and other liabilities to our customers, which may decrease our profitability and harm our reputation. Our continued growth will depend in part on executing a higher volume of large projects, which will require us to expand and retain our project management and execution personnel and resources.
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
We have significant exposures to certain commodities, including, but not limited to, steel, caustic, carbon, calcium nitrate and iridium, and volatility in the market price and availability of these commodity input materials has a direct impact on our costs and our business. For example, the U.S. government has recently imposed greater restrictions on international trade, including tariffs and other trade restraints on certain imports. These restrictions have increased and could further increase the cost of our products and have restricted and could further restrict availability of certain commodities, which may result in delays in our execution of projects. If we are unable to manage commodity fluctuations through pricing actions, cost savings projects and sourcing decisions as well as through consistent productivity improvements, it may adversely impact our gross profit and gross margin.
Our financial results may fluctuate from period to period and can be difficult to predict.
Our financial results may be impacted by large projects, which often have lower margins and greater risk from both a timing and execution standpoint than standard product sales. The timing of these project awards is often unpredictable and outside of our control. If we fail to accurately estimate our operating costs to complete these projects or if we fail to execute these projects efficiently and timely, our margins on these projects will be further eroded. The timing of these project awards is often unpredictable and can change based upon customer requirements due to a number of factors affecting the project that are outside of our control, such as funding, readiness of the project and regulatory approvals. If any of these large projects get delayed or canceled, our results during the periods in which these projects were scheduled to occur could be adversely affected and the delay or failure could have a material adverse effect on our business, financial condition and results of operations or prospects. In addition, our contracts for large capital water treatment projects, systems and solutions for municipal and industrial applications are generally fixed‑price contracts with milestone billings. Additionally, competitive‑bid processes impose significant uncertainty with respect to our prospects for success, and our failure to properly predict our win rate could reduce our margins. Accordingly, our financial results for any given period may fluctuate and can be difficult to predict.
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
Our success depends to a significant extent on our ability to retain or attract a significant number of employees in senior management, skilled technical, engineering, sales, project management and other key personnel. We have focused on creating a high performance culture, in which our employees are highly enabled, empowered and accountable. Our inability to continue to develop and maintain our culture by empowering our senior management, other leaders and employees and promoting an entrepreneurial spirit, could result in our loss of key leaders and employees and have a material adverse effect on our business, financial condition, results of operations or prospects. Additionally, our decision to restructure our business into two reportable operating segments could yield unintended consequences such as attrition beyond any planned reduction in workforce, inability to attract or retain key personnel, and reduced employee productivity which could negatively affect our business sales, financial condition and results of operations.
Our experienced sales team has also developed a number of meaningful customer relationships that would be difficult to replace. Therefore, competition for qualified technical personnel and for sales personnel with established customer relationships is intense, both in retaining our existing employees and in replacing or finding additional suitable employees. This is especially true when unemployment rates in the United States are low, as they currently are. There can be no assurance that the labor pool from which we hire our personnel will increase or remain stable, and any failure to retain our existing technical and sales personnel and other employees or to attract additional skilled personnel could have a material adverse effect our business, financial condition, results of operations or prospects.
In addition, the lockup agreement prohibiting our employees from selling shares of our stock that were acquired prior to our initial public offering expired on November 2, 2019, and a significant number of restricted stock units granted to certain senior employees at the time of our initial public offering vested on November 2, 2019. The liquidity available to employees who hold shares of our stock as a result of these two occurrences could create further challenges with respect to retention.

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
Our WaterOne® services are provided using remote monitoring technology that is connected to the “Internet of Things,” which is inherently susceptible to cyber-attacks. A successful attack may result in inappropriate access to our or our customers’ information or systems or cause our products to function improperly. Additionally, the systems through which we provide our WaterOne® services use electronic software embedded into a control board and water meter. This software or the control board could malfunction for a variety of reasons including, without limitation, exposure to software bugs, extreme heat or cold, corrosive water or simple wear and tear. A malfunction could result in our inability to operate the system effectively or to collect revenue for the services in a timely fashion.
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
Specifically, our information technology systems may be vulnerable to damage or interruption from, among other things:

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
Such incidents may result in the loss or compromise of customer, financial or operational data, disruption of billing, collections or normal field service activities, disruption of data analytics and electronic monitoring and control of operational systems and delays in financial reporting and other normal management functions. Possible impacts associated with a cybersecurity incident may include loss of revenue, remediation costs related to lost, stolen, or compromised data, repairs to infrastructure, physical systems or data processing systems, increased cybersecurity protection costs, adverse effects on our compliance with regulatory and environmental laws and regulations, including standards for drinking water, litigation and reputational damage.
We, and some of our third party vendors, have experienced cybersecurity attacks in the past and may experience them in the future, potentially with more frequency. To date, most of these attacks have been unsuccessful, and none have resulted in any material adverse impact to our business or operations. We have adopted measures to mitigate potential risks associated with information technology disruptions and cybersecurity threats; however, given the unpredictability of the timing, nature and scope of such disruptions and the evolving nature of cybersecurity threats, which vary in technique and sources, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, regulatory enforcement actions and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. We also have a concentration of operations on certain sites, such as production and shared services centers, where business interruptions could cause material damage and costs. Transport of goods from suppliers, and to customers, could also be hampered for the reasons stated above. Although we continue to assess these risks, implement controls and perform business continuity and disaster recovery planning, we cannot be sure that interruptions with material adverse effects will not occur.
If we experience a significant data security breach or fail to detect and appropriately respond to a significant data security breach, our business and reputation could suffer.
The nature of our business involves the receipt and storage of information about our customers, suppliers and employees. Further, we rely on various information technology systems to capture, process, store and report data in connection with the products, services and solutions that we provide to our customers, such as our WaterOne® services. We have procedures in place to detect and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. We outsource administration of certain functions to vendors that could be targets of cyber attacks. Any theft, loss and/or fraudulent use of customer, employee or proprietary data as a result of a cyber attack targeting us or one of our third-party service providers could subject us to significant litigation, liability and costs, as well as adversely impact our reputation with customers and regulators, among others. Unauthorized parties may also attempt to gain access to our systems or facilities and to our proprietary business information. If our efforts to protect the security of information about our customers, suppliers and employees are unsuccessful, a significant data security breach may result in costly government enforcement actions, private litigation and negative publicity resulting in reputation or brand damage with customers, and our business, financial condition, results of operations or prospects could suffer. While we maintain insurance coverage that is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the event we experience a cybersecurity incident, data breach or disruption, unauthorized access or failure of systems.
We are subject to laws, rules and regulations in the United States (such as the California Consumer Protection Act (“CCPA”), which will become effective on January 1, 2020), and other countries relating to the collection, use and security of employee and other data. Our ability to execute transactions and to possess and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require us to notify regulators and customers, employees and other individuals of a data security breach, including in the European Union under the EU General Data Protection Regulation, or the GDPR. Evolving compliance and operational requirements under the GDPR, the CCPA, and the privacy laws of other jurisdictions in which we operate impose significant costs that are likely to increase over time.
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
There are inherent risks to our operations. We are exposed to risks posed by severe weather and other natural disasters, such as hurricanes and earthquakes. In addition to natural risks, hazards (such as fire, explosion, collapse or machinery failure) are inherent risks in our operations which may occur as a result of inadequate internal processes, technological flaws, human error or certain events beyond our control. We further utilize approximately 740 vehicles in connection with our offsite services and distribution operations and, from time to time, these drivers are involved in accidents which may cause injuries, spills or uncontrolled discharges and in which goods carried by these drivers may be lost or damaged. The hazards described above can cause significant personal injury or loss of life, severe damage to or destruction of property, plants and equipment, including customer or third‑party property, contamination of, or damage to, the environment and suspension of operations. The occurrence of any of these events may result in our being subject to investigation, required to perform remediation or named as a defendant in lawsuits asserting claims for substantial damages, environmental cleanup costs, personal injury, natural resource damages and fines or penalties. As a result, we may from time to time become exposed to significant liabilities for which we may not have adequate insurance coverage. We may also become exposed to certain claims that are excluded from our insurance coverage, such as claims of fraud or for punitive damages. Although we have liability insurance, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost or will be adequate to cover any product liability claims. In addition, such events may affect the availability of personnel, proper functioning of our information technology infrastructure and availability of third parties on whom we rely, any of which consequences could have a material adverse effect on our business, financial condition, results of operations or prospects.
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

A number of factors may prevent or delay us in building new plants, expanding our existing plants or installing equipment at our customers’ facilities, including our dependence on third‑party suppliers and construction companies.
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
Additionally, our operating results and financial condition could be materially and adversely affected by severe weather, natural disasters, environmental factors, terrorist or other deliberate attacks or hazards (such as fire, explosion or mechanical failure) resulting from inadequate internal processes, technical flaws, human error or other circumstances. Repercussions of these catastrophic events may include shutting down operations, a need to obtain additional equipment or supplies on an emergency basis, evacuation of or injury to personnel, damage to equipment or property, loss of productivity and harm to our reputation, any of which may result in a decrease in our revenue or decreased profitability.
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
Government contracts generally contain provisions, and are subject to laws and regulations, that give the government rights and remedies not typically found in commercial contracts, including provisions permitting the government to terminate our existing contracts, reduce scope and potential future revenues, modify certain terms and conditions of existing contracts, suspend performance or our ability to do business with the government, impose fines or penalties, subject us to criminal prosecution or debarment, subject awarded contracts to protests or challenges by competitors or claim rights in technologies developed by us.
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
Due to our global operations, we are subject to regulation under a wide variety of U.S. federal and state and non‑U.S. laws, regulations and policies related to anti‑corruption and trade, including those related to export and import compliance, anti‑trust and money laundering. The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and similar anti‑bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. We operate in parts of the world that are recognized as high-risk regions for corruption. Our operations in these regions include sales to government and non-government customers and may include the use of third-party intermediaries. In certain circumstances, strict compliance with anti-bribery and trade laws, regulations and policies may conflict with local customs and practices in these regions.
The International Traffic in Arms Regulations generally require export licenses from the U.S. Department of State for goods, technical data and services sent outside the U.S. that have military or strategic applications. The Export Administration Regulations regulate the export of certain “dual use” goods, software and technologies, and in some cases requires export licenses from the U.S. Department of Commerce. Office of Foreign Asset Control regulations implement various sanctions programs that include prohibitions of restrictions on dealings with certain sanctioned countries, governments, entities and individuals. Our policies mandate compliance with these trade laws, regulations and policies, and we have established procedures designed to assist us and our personnel in compliance with applicable U.S. and international laws and regulations. However, we cannot provide any assurance that our internal control policies and procedures will always protect us from improper conduct of our employees or business partners.
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
As of September 30, 2019, we had approximately $291.2 million of U.S. federal and state net operating loss carryforwards (“NOLs”). Our federal NOLs begin to expire in 2034 while certain state NOLs begin to expire in 2019. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. We have a full valuation allowance against the NOLs. In addition, U.S. tax reform imposes certain limitations on a corporation’s ability to offset its future income with its NOLs. The legislation reduces the U.S. corporate tax rate, which would result in a reduction of the expected cash tax benefit that would arise from any future utilization of our NOLs. Finally, Section 382 of the IRC (“Section 382”), generally imposes an annual limitation on the amount of taxable income that may be offset by NOLs when a corporation has undergone an “ownership change” (as determined under Section 382). Generally, a corporation experiences such an ownership change if the percentage of its stock owned by its “5‑percent stockholders,” as defined in Section 382, increases by more than 50 percentage points (by value) over a three‑year period. Any unused annual limitation may, subject to certain limitations, be carried over to later years. We may undergo an ownership change in the future, including an ownership change as a result of the combined effect of our initial public offering and future equity offerings, which could result in an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long‑term tax‑exempt rate as defined in Section 382, increased under certain circumstances as a result of recognizing built‑in gains in our assets existing at the time of the ownership change. The limitations arising from any ownership change may prevent utilization of our NOLs prior to their expiration. Future ownership changes or regulatory changes could further limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this could adversely affect our operating results and cash flows if we attain profitability.
Changes in our effective tax rates may adversely affect our financial results.
We offer our products, services and solutions in more than 100 countries and 20.5% of our revenue was generated outside the U.S. in fiscal 2019. Given the global nature of our business, a number of factors may increase our future effective tax rates, including:

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
We have a significant amount of goodwill and purchased intangible assets on our balance sheet as a result of the Acquisition in 2014 and subsequent acquisitions we have completed. As of September 30, 2019, the net carrying value of our goodwill and other indefinite‑lived intangible assets totaled approximately $427.1 million. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of indefinite‑lived intangible assets represents the federal hazardous waste treatment management permits obtained for locations operated by the Company. We do not amortize goodwill and indefinite‑lived intangible assets that we expect to contribute indefinitely to our cash flows, but instead we evaluate these assets for impairment at least annually, or more frequently if changes in circumstances indicate that a potential impairment could exist. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may impair our goodwill and other indefinite‑lived intangible assets. Any charges relating to such impairments could materially adversely affect our financial condition and results of operations.
Our substantial indebtedness could adversely affect our financial condition and limit our ability to raise additional capital to fund our operations.
We have a significant amount of indebtedness. As of September 30, 2019, we had total indebtedness of $977.2 million, including $928.8 million of borrowings under our term loan facility, no borrowings under our revolving credit facility, and $46.8 million in borrowings related to equipment financing and $1.6 million in borrowings related to financing our purchase of our facility in Schiedam, Netherlands. We also had $13.0 million of letters of credit issued under our $125.0 million revolving credit facility and an additional $204 thousand of letters of credit issued under a separate uncommitted facility as of September 30, 2019.
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
We and our subsidiaries may be able to incur additional indebtedness in the future, which may be secured. While the agreement governing our senior secured credit facilities limits our ability and the ability of our subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and thus, notwithstanding these restrictions, we may still be able to incur substantially more debt. In addition, provided that no default or event of default (as defined in the agreement governing our senior secured credit facilities) has occurred and is continuing, we have the option to add one or more incremental term loan or revolving credit facilities or increase commitments under our revolving credit facility by an aggregate amount which does not cause our total first lien net leverage ratio, on a pro forma basis (in each case, as defined in the agreement governing our senior secured credit facilities), to exceed 4.50 to 1.00, plus up to an additional $100.0 million (excluding incremental revolving credit facilities or increases under our revolving credit facility in an aggregate principal amount not to exceed $30.0 million) (all of which remains available as of September 30, 2019). To the extent that we incur additional indebtedness, the risks that we now face related to our substantial indebtedness could increase.
To service our indebtedness, we require a significant amount of cash, which depends on many factors beyond our control.
We cannot provide any assurance that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our senior secured credit facilities in amounts sufficient to enable us to fund our liquidity needs. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or seeking to raise additional capital. We cannot provide any assurance that we would be able to enter into these alternative financing plans on commercially reasonable terms or at all. Moreover, any alternative financing plans that we may be required to undertake would still not guarantee that we would be able to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to obtain alternative financing, could materially adversely affect our business, financial condition, results of operations or prospects. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”
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
Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. Interest rates are still near historically low levels and are projected to rise in the future. If interest rates rise, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed may remain the same, and our net income and cash flows will correspondingly decrease. Assuming no prepayments of the term loan facility (which had $928.8 million outstanding as of September 30, 2019) and that our revolving credit facility was fully drawn, each 0.125% change in interest rates would result in an approximate change of $1.2 million in annual interest expense on the indebtedness under our senior secured credit facilities. The Company entered into an interest rate cap to mitigate the risks associated with variable rate debt effective November 28, 2018. The LIBOR interest rate cap has a notional value of $600 million, is effective for a period of three years and has strike price of 3.5%.
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

Because AEA holds a significant percentage of our common stock, it may influence major corporate decisions, and the interests of AEA and its affiliates, including certain of our directors, may conflict with the interests of owners of our common stock and those of the Company.
AEA currently owns approximately 30.6% of our common stock. As a result, although we are no longer a controlled company, AEA will continue to be able to influence matters requiring approval by our shareholders and/or our board of directors, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions. See Item 13, “Certain Relationships and Related Party Transactions.”
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
Two of our nine directors are currently affiliated with AEA. These persons have fiduciary duties to both us and AEA. As a result, they may have real or apparent conflicts of interest on matters affecting both us and AEA, which in some circumstances may have interests adverse to ours. In addition, our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply with respect to us, to AEA or certain related parties or any of our directors who are employees of AEA or its affiliates in a manner that would prohibit them from investing in competing businesses or doing business with our customers. AEA or its affiliates may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. To the extent they invest in such other businesses, AEA and its affiliates, including affiliates of AEA who serve on our board of directors, may have interests that differ from those of our other shareholders.
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
Holders of an aggregate of approximately 56,620,498 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. Registration of these shares under the Securities Act, would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these shareholders could have a material adverse effect on the trading price of our common stock.
We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes‑Oxley Act of 2002.
We are required to comply with the management certification requirement of Section 404 of the Sarbanes Oxley Act of 2002 (the “Sarbanes Oxley Act”). As we perform the system and process evaluation and testing, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board (“PCAOB”) rules and regulations that remain unremediated. As a public company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

These anti‑takeover defenses could discourage, delay or prevent a transaction involving a change in control of our Company. These provisions could also discourage proxy contests and make it more difficult for shareholders to elect directors of their choosing and cause us to take corporate actions other than those that certain shareholders desire.
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
As a result of the expiration of certain voting proxies, we are no longer a “controlled company” within the meaning of the corporate governance standards of the NYSE. However, we continue to qualify for, and may rely on, exemptions from certain corporate governance requirements that would otherwise provide protection to our shareholders during a one-year transition period.

Because AEA no longer controls the votes of a majority of our common stock, we are no longer a “controlled company” within the meaning of the corporate governance standards of the NYSE. However, we continue to qualify for, and may rely on, exemptions from certain corporate governance standards that would otherwise provide protection to our shareholders during a one-year transition period that ends November 2, 2020. The NYSE rules require that we (i) have at least one independent director on each of our compensation committee and nominating and corporate governance committee by the date we ceased to qualify as a “controlled company,” (ii) have a majority of independent directors on each of our compensation committee and nominating and corporate governance committee within 90 days of the date we ceased to qualify as a “controlled company,” and (iii) have a fully independent compensation committee and nominating and corporate governance committee within one year of the date we ceased to qualify as a “controlled company.” We are also required to have a majority independent board of directors within one year of the date we ceased to qualify as a “controlled company” and to perform an annual performance evaluation of our compensation committee and nominating and corporate governance committee. Our board of directors has determined that two of the four members of our compensation committee, two of the four members of our nominating and corporate governance committee, all of the members of our audit committee and six of the nine members of our board of directors are independent for purposes of the NYSE corporate governance standards.

Item 1B. Unresolved Staff Comments
        None.

Item 2. Properties
        As of September 30, 2019, we operate 163 locations located in the United States, Canada, the United Kingdom, the Netherlands, Germany, Australia, China, Singapore, India and Korea, including 19 manufacturing facilities, seven research and development facilities and 97 service branches. Of our facilities, we own 21 properties and lease 142 properties. Our North American presence includes 11 resin regeneration plants, three carbon reactivation plants and one wastewater ion exchange facility. As of September 30, 2019, the covered square footage of our facilities is equal to an aggregate of approximately 3.6 million square feet.

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

On or around November 6, 2018, a purported shareholder of the Company filed a class action lawsuit in the U.S. District Court for the Southern District of New York alleging that the Company and senior management violated federal securities laws by issuing false, misleading, and/or omissive disclosures in the period leading up to the Company’s October 30, 2018 announcement of, among other things, (a) preliminary results for the full-year fiscal 2018 that were below previous expectations and (b) a transition from a three-segment structure to a two-segment operating model.  The action is captioned McWilliams v. Evoqua Water Technologies Corp., et al., Case No. 1:18-CV-10320 and names as defendants the Company and the Company’s CEO and CFO.  In January 2019, the court appointed lead plaintiffs and lead counsel and re-captioned the action as In re Evoqua Water Technologies Corp. Securities Litigation. In March 2019, lead plaintiffs filed an amended complaint, which asserts claims pursuant to the Securities Exchange Act of 1934 and the Securities Act against the Company, members of the Company’s board of directors, senior management, a former executive, AEA, and the underwriters of the Company’s IPO and secondary public offering. The amended complaint alleges that the defendants violated federal securities laws by issuing false, misleading, and/or omissive disclosures concerning the Company’s integration of acquired companies, the Company’s reduction-in-force, and the Company’s accounting practices. The lawsuit seeks compensatory damages in an unspecified amount to be proved at trial, an award of reasonable costs and expenses to the plaintiff and class counsel, and such other relief as the court may deem just and proper.  In June 2019, the defendants filed motions to dismiss the amended complaint, and briefing of those motions was completed in October 2019. The Company believes that this lawsuit is without merit and intends to vigorously defend itself against the allegations.

In April 2019, another purported shareholder of the Company filed a derivative lawsuit in the United States District Court for the Western District of Pennsylvania, captioned Dallas Torgersen v. Ronald C. Keating, No. 2:19-CV-410. The complaint names as defendants the Company’s CEO & CFO, as well as members of the Company’s board of directors, and it names the Company as a nominal defendant. The complaint alleges, among other things, that the individual defendants violated federal securities laws by issuing false, misleading, and/or omissive disclosures in the period leading up to the Company’s October 30, 2018 disclosures, and that they breached their fiduciary duties to the Company. The lawsuit seeks compensatory damages in an unspecified amount, an award of reasonable costs and expenses, restitution from the individual defendants, and an order directing the Company and the individual defendants to take all necessary actions to reform and improve the Company’s corporate governance and internal procedures. In June 2019, the Court entered an order staying the lawsuit pending resolution of the In re Evoqua Water Technologies Corp. Securities Litigation lawsuit described above.

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
        As of October 31, 2019, there were 325 holders of record of the Company’s common stock, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number.
Dividend Policy
        No dividends were paid to shareholders during the years ended September 30, 2019, 2018 or 2017. The Company currently intends to retain all of its future earnings, if any, to finance operations, development and growth of its business and repay indebtedness. Most of the Company’s indebtedness contains restrictions on the Company’s activities, including paying dividends on its capital stock. See Note 11, “Debt” in Part II, Item 8 of this Annual Report on Form 10-K. Any future determination relating to our dividend policy will be made at the discretion of the Company’s board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that the board of directors may deem relevant.
Unregistered Sales of Equity Securities and Use of Proceeds
In the year ended September 30, 2019, we issued 352,727 shares of our common stock to certain employees upon the exercise of stock options pursuant to the Stock Option Plan, which amount gives effect to the net exercise by certain of such employees of a portion of their vested options to cover exercise price and applicable tax withholding obligations.These issuances were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act and/or Rule 701 promulgated thereunder. The securities were issued directly by the registrant and did not involve a public offering or general solicitation.

Stock Performance Graph
The following graph shows a comparison of cumulative total return to holders of shares of Evoqua’s common stock against the cumulative total return of S&P Small Cap 600 Index and S&P Small Cap 600 / Utilities Index from market close on November 2, 2017 (the first day of trading of our common stock) through September 30, 2019. The comparison of the cumulative total returns for each investment assumes that $100 was invested in Evoqua common stock and the respective indices on November 2, 2017 through September 30, 2019, including reinvestment of any dividends (although no dividends have been declared on our common stock to date). Historical share price performance should not be relied upon as an indication of future share price performance, and we do not make or endorse any predications as to future shareholder returns.
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

	11/2/2017	9/30/2018	12/31/2018	3/31/2019	6/30/2019	9/30/2019
AQUA	$100	$85	$46	$60	$68	$82
S&P Small Cap 600	$100	$117	$93	$104	$105	$105
S&P Small Cap 600 / Utilities	$100	$100	$94	$102	$107	$113

Item 6.    Selected Financial Data
Our selected historical Consolidated Balance Sheet data presented below as of September 30, 2019 and 2018 and our selected historical Consolidated Statements of Operations and cash flow data presented below for each of the years ended September 30, 2019, 2018, 2017, 2016 and 2015 has been derived from our audited Consolidated Financial Statements. Our selected historical Consolidated Balance Sheet data presented below as of September 30, 2015, 2016 and 2017 has been derived from our audited Consolidated Financial Statements not included in this Annual Report on Form 10-K.
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

(In millions, except per share amounts)	Year Ended September 30,
	2019	2018	2017	2016	2015
Statement of Operations Data:
Revenue from product sales and services	$1,444.4	$1,339.5	$1,247.4	$1,137.2	$1,061.0
Gross profit	426.0	404.7	399.7	333.1	292.4
Total operating expenses	(371.3)	(345.7)	(332.0)	(302.9)	(298.0)
Net (loss) income	(8.5)	7.9	6.4	13.0	(86.0)
Net (loss) income attributable to the Company	$(9.5)	$6.1	$2.2	$11.6	$(86.0)
(Loss) income per share
Basic	$(0.08)	$0.05	$0.02	$0.11	$(0.85)
Diluted	$(0.08)	$0.05	$0.02	$0.11	$(0.85)
Cash Flow Data:
Net cash provided by operating activities	$125.2	$81.0	$28.5	$31.9	$41.9
Net cash used in investing activities	$(94.5)	$(207.0)	$(134.9)	$(344.6)	$(46.9)
Net cash provided by (used in) financing activities	$5.7	$150.6	$114.5	$191.4	$(6.3)
Balance Sheet Data (as of end of period):
Cash and cash equivalents	$109.9	$82.4	$59.3	$50.4	$169.0
Total assets	$1,737.8	$1,663.6	$1,473.3	$1,296.2	$1,039.9
Total debt (including current portion)	$965.0	$939.6	$889.8	$758.2	$552.1

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with Item 6, “Selected Financial and Operating Data” and Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements” and in Item 1A, “Risk Factors” in this Annual Report on Form 10-K. Unless otherwise indicated or the context otherwise requires, all references to the “Company,” “Evoqua,” “Evoqua Water Technologies Corp.,” “EWT Holdings I Corp,” “we,” “us,” “our” and similar terms refer to Evoqua Water Technologies Corp., together with its consolidated subsidiaries. Unless otherwise specified, all dollar amounts in this section are referred to in millions. Our fiscal year ends on September 30 of each year and references in this section to a year refer to our fiscal year. As such, references to: 2019 relates to the fiscal year ended September 30, 2019, 2018 relates to the fiscal year ended September 30, 2018 and 2017 relates to the fiscal year ended September 30, 2017.
Overview and Background
We are a leading provider of mission critical water treatment solutions, offering services, systems and technologies to support our customers’ full water lifecycle needs. With over 200,000 installations worldwide, we hold leading positions in the industrial, commercial and municipal water treatment markets in North America. We offer a comprehensive portfolio of differentiated, proprietary technology solutions sold under a number of market‑leading and well‑established brands to our global customer base. We have worked to protect water, the environment and our employees for over 100 years. As a result, we have earned a reputation for quality, safety and reliability and are sought out by our customers to solve the full range of their water treatment needs, and maintaining our reputation is critical to the success of our business.
Our solutions are designed to ensure that our customers have the quantity and quality of water that meets their unique specifications. We enable our customers to achieve lower costs through greater uptime, throughput and efficiency in their operations and support their regulatory compliance and environmental sustainability. We deliver and maintain these mission critical solutions through the largest service network in North America, assuring our customers continuous uptime with 97 branches as of September 30, 2019. We have an extensive service and support network, and as a result, a certified Evoqua Service Technician is no more than a two hour drive from more than 90% of our North American customers’ sites.
Our vision “to be the world’s first choice for water solutions” and our values of “integrity, customers and performance” foster a corporate culture that is focused on establishing a workforce that is enabled, empowered and accountable, which creates a highly entrepreneurial and dynamic work environment. Our purpose is “Transforming water. Enriching life.” We draw from a long legacy of water treatment innovations and industry firsts, supported by more than 1,400 granted or pending patents, which in aggregate are imperative to our business. Our core technologies are primarily focused on removing impurities from water, rather than neutralizing them through the addition of chemicals, and we are able to achieve purification levels which are 1,000 times greater than typical drinking water.
Business Segments
For the year ended September 30, 2019, we served our customers through two segments: Integrated Solutions and Services, a group entirely focused on engaging directly with end users, and Applied Product Technologies, a group focused on developing product platforms to be sold primarily through third party channels. Our segments draw from the same reservoir of leading technologies, shared manufacturing infrastructure, common business processes and corporate philosophies. The key factors used to identify our reportable segments are the organization and alignment of our internal operations, the nature of the products and services and customer type.

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
For the years ended September 30, 2019, 2018 and 2017, our segments accounted for the following percentage of our revenues:

	2019	2018	2017
Integrated Solutions and Services segment	63.1%	62.4%	59.7%
Applied Product Technologies segment	36.9%	37.6%	40.3%
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

Our Service Model
We selectively target high value projects with opportunities for recurring business through service, parts and other aftermarket opportunities over the lifecycle of the process or capital equipment. In particular, we have developed internet‑connected monitoring technologies through the deployment of our WaterOne® service platform, which enables customers to outsource their water treatment systems and focus on their core business, offering customers system optimization, predictive and proactive service, and simplified billing and pricing. Our WaterOne® platform also enables us to transition our customers to pricing models based on usage, which otherwise would not have been possible without technological advancement. Our technology solutions provide customers with increased stability and predictability in water‑related costs, while enabling us to optimize our service route network and on demand offerings through predictive analytics, which we believe will result in market share gains, improved service levels, increased barriers to entry and reduced costs.
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
Operational Excellence
We believe that continuous improvement of our operations, processes and organizational structure is a key driver of our earnings growth. Effective October 1, 2018, we restructured our business into two reportable operating segments, which we expect to result in cost savings in the range of $15 million to $20 million on an annualized basis once fully implemented. We have separately identified and are pursuing a number of discrete initiatives which, if successful, we expect could result in additional cost savings over the next two years. These initiatives include our supply chain improvement program to consolidate and manage global spending, our improved logistics and transportation management program, capturing benefits of our WaterOne® platform and further optimizing our engineering cost structure, our global shared services organization and our sales, inventory and operations planning. These improvements focus on creating value for customers through reduced leadtimes, improved quality and superior customer support, while also creating value for shareholders through enhanced earnings growth. Furthermore, as a result of significant investments we have made in our footprint and facilities, we believe we have capacity to support our planned growth without commensurate increase in fixed costs.

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
During the year ended September 30, 2019, we acquired all of the issued and outstanding equity securities of ATG UV Technology Limited (“ATG UV”). See Note 3, “Acquisitions and Divestitures,” in Item 8 in this Annual Report on Form 10-K for a complete discussion of this acquisition. During the year ended September 30, 2018, we acquired substantially all of the assets of Le Groupe IsH20Top Inc. (“Isotope”) and Pure Water Solutions, LLC (“Pure Water”) and all of the issued and outstanding equity securities of ProAct Services Corporation (“ProAct”) and Pacific Ozone Technology, Inc. (“Pacific Ozone”). During the year ended September 30, 2017, we acquired all of the issued and outstanding equity securities of Olson Irrigation Systems (“Olson”) and ADI Systems North America Inc., Geomembrane Technologies Inc. and Lange Containment Systems, Inc. (collectively, “ADI”) from ADI Group Inc., and substantially all of the assets of Noble Water Technologies, Inc. (“Noble”) and Environmental Treatment Systems Inc. (“ETS”).
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
Changes in costs and availability. We have significant exposures to certain commodities, including steel, caustic, carbon, calcium nitrate and iridium, and volatility in the market price and availability of these commodity input materials has a direct impact on our costs and our business. For example, the U.S. government and other governments have recently imposed greater restrictions on international trade, including tariffs and/or other trade restraints on certain materials. These restrictions, particularly those related to China, have increased and could further increase the cost of our products and have restricted and could further restrict availability of certain commodities, which may result in delays in our execution of projects. Although we have offset a portion of these cost increases through price increases, there can be no assurance that we will be able to continue to recuperate additional cost increases from our customers through further product price increases. If we are unable to manage commodity fluctuations through pricing actions, cost savings projects and sourcing decisions as well as through consistent productivity improvements, it may adversely impact our gross profit and gross margin. Further, additional potential acquisitions and international expansion will place increased demands on our operational, managerial, administrative and other resources. Managing our growth effectively will require us to continue to enhance our management systems, financial and management controls and information systems. We will also be required to hire, train and retain operational and sales personnel, which affects our operating margins.

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
Public company costs. As a result of our initial public offering (“IPO”), we now incur additional legal, accounting and other expenses that we did not previously incur, including costs associated with SEC reporting and corporate governance requirements. These requirements include compliance with the Sarbanes‑Oxley Act as well as other rules implemented by the SEC and the NYSE. Our financial statements following our IPO reflect the impact of these expenses. In addition, the one‑time grant of stock‑settled restricted stock unit awards made in connection with the IPO to certain members of management resulted in increased non‑cash share‑based compensation expense, which will be incremental to our ongoing stock‑based compensation expense. This stock‑based compensation was expensed beginning in the first fiscal quarter of fiscal 2018 and continued over the following eight fiscal quarters.
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
Adjusted EBITDA
Adjusted EBITDA is one of the metrics used by management to evaluate the financial performance of our business. Adjusted EBITDA is defined as net income (loss) before interest expense, income tax benefit (expense) and depreciation and amortization, adjusted for the impact of certain other items, including restructuring and related business transformation costs, purchase accounting adjustment costs, non-cash share-based compensation, sponsor fees, transaction costs and other gains, losses and expenses. We present Adjusted EBITDA, which is not a recognized financial measure under accounting principles generally accepted in the United States (“GAAP”), because we believe it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. Further, we believe it is helpful in highlighting trends in our operating results, because it excludes the results of decisions that are outside the control of management, while other measures can differ significantly depending on long‑term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management uses Adjusted EBITDA to supplement GAAP measures of performance as follows:

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

The following is a reconciliation of our Net (loss) income to Adjusted EBITDA:

	Year Ended September 30,
(In millions)	2019	2018	2017
Net (loss) income	$(8.5)	$7.9	$6.4
Income tax expense	9.6	1.4	7.4
Interest expense	58.6	57.5	55.4
Operating profit	59.7	66.8	69.2
Depreciation and amortization	98.2	85.9	77.9
EBITDA	157.9	152.7	147.1
Restructuring and related business transformation costs (a)	24.2	34.4	51.3
Purchase accounting adjustment costs (b)	—	—	0.2
Share-based compensation (c)	20.0	15.8	2.3
Sponsor fees (d)	—	0.3	4.2
Transaction costs (e)	11.6	7.6	7.3
Other (gains) losses and expenses (f)	21.3	6.1	(4.7)
Adjusted EBITDA	$235.0	$216.9	$207.7

(a)	Restructuring and related business transformation costs
Adjusted EBITDA is calculated prior to considering certain restructuring or business transformation events. These events may occur over extended periods of time and in some cases it is reasonably possible that they could reoccur in future periods based on reorganizations of the business, cost reduction or productivity improvement needs, or in response to economic conditions. For the periods presented such events include the following:

(i)
Certain costs and expenses in connection with various restructuring initiatives, including severance costs, relocation costs, recruiting expenses, and third-party consultant costs to assist with these initiatives. This includes:

(A)	costs related to our voluntary separation plan pursuant to which approximately 220 employees accepted separation packages;

(B)	amounts related to various other initiatives implemented to restructure and reorganize our business with the appropriate management team and cost structure; and

(C)	amounts related to the Company’s transition from a three-segment structure to a two-segment operating model designed to better serve the needs of customers worldwide;

	Year Ended September 30,
	2019	2018	2017
Voluntary separation plan(1)	$—	$0.3	$20.1
Various other initiatives(2)	$1.4	$9.0	$13.1
Cost of product sales and services ("Cost of sales")	0.8	2.8	8.2
R&D expense	—	0.6	—
S&M expense	—	0.7	1.6
G&A expense	0.6	4.7	3.3
Other operating (income) expense	—	0.2	—
Two-segment restructuring(3)	$11.9	$—	$—
Cost of sales	5.2	—	—
R&D expense	0.1	—	—
S&M expense	1.1	—	—
G&A expense	5.5	—	—
Total	$13.3	$9.3	$33.2

(1)	all of which is reflected as a component of Restructuring charges in Note 14, “Restructuring and Related Charges” in Part II, Item 8 of this Annual Report on Form 10-K (the “Restructuring Footnote”).

(2)	all of which is reflected in the Restructuring Footnote in 2019 and 2018 and of which $12.3 million is reflected in the Restructuring Footnote in 2017.

(3)	of which $11.1 million is reflected in the Restructuring Footnote in 2019.

(ii)
legal settlement costs and intellectual property related fees associated with legacy matters prior to the AEA Acquisition, including fees and settlement costs related to product warranty litigation on MEMCOR® products and certain discontinued products. This includes:

	Year Ended September 30,
	2019	2018	2017
Cost of sales	$0.8	$3.0	$0.4
G&A expense	0.8	1.3	2.1
Total	$1.6	$4.3	$2.5

(iii)
expenses associated with our information technology and functional infrastructure transformation subsequent to the AEA Acquisition, including activities to optimize information technology systems and functional infrastructure processes. This includes:

	Year Ended September 30,
	2019	2018	2017
Cost of sales	$0.7	$4.2	$3.3
S&M expense	—	—	1.5
G&A expense	8.4	10.5	2.5
Other operating (income) expense	—	0.3	—
Total	$9.1	$15.0	$7.3

(iv)
costs associated with our IPO and secondary offering as well as costs incurred by us in connection with establishment of our public company compliance structure and processes, including consultant costs. This includes:

	Year Ended September 30,
	2019	2018	2017
G&A expense	$0.2	$5.8	$8.3
Total	$0.2	$5.8	$8.3

(b)	Purchase accounting adjustment costs
Adjusted EBITDA is calculated prior to considering certain significant purchase accounting impacts resulting from business combination and net asset acquisitions. These impacts primarily include the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value. For the periods presented, adjustments represent the effect of the step-up in value of inventory recognized in cost of sales as a result of the acquisition of Magneto.

(c)	Share-based compensation
Adjusted EBITDA is calculated prior to considering non‑cash share‑based compensation expenses related to equity awards. See Note 17, “Share-Based Compensation” in Part II, Item 8 of this Annual Report on Form 10-K for further detail.

(d)	Sponsor fees
Adjusted EBITDA is calculated prior to considering management fees paid to AEA pursuant to a management agreement. Prior to our IPO, AEA provided advisory and consulting services to us, including investment banking, due diligence, financial advisory and valuation services. AEA also provided ongoing advisory and consulting services to us pursuant to the management agreement. In connection with our IPO, the management agreement was terminated. See Note 20, “Related-Party Transactions” in Part II, Item 8 of this Annual Report on Form 10-K for further detail.

(e)	Transaction related costs
Adjusted EBITDA is calculated prior to considering transaction, integration and restructuring costs associated with business combinations because these costs are unique to each transaction and represent costs that were incurred as a result of the transaction decision. Such costs may include, without limitation, consulting and legal costs associated with due diligence and closing a transaction, restructuring and integration costs such as severance, facility consolidation costs, product rationalization or inventory obsolescence charges, system integration or conversion costs, fair value changes associated with contingent consideration, and costs associated with any litigation matters that arise subsequent to our acquisition of a business for which the matter in question preceded the transaction, but was not known, not probable or unresolved at the date of acquisition. We believe that viewing earnings prior to considering these charges provides investors with useful additional perspective because the significant costs incurred in connection with business combinations result primarily from the need to eliminate duplicate assets, activities or employees - a natural result of acquiring or disposing a fully integrated set of activities. Integration and restructuring costs associated with a business combination may occur over several years. This includes:

	Year Ended September 30,
	2019	2018	2017
Cost of sales	$3.2	$0.5	$—
G&A expense	8.4	7.1	7.3
Total	$11.6	$7.6	$7.3

(f)	Other (gains), losses and expenses
Adjusted EBITDA is calculated prior to considering certain other significant (gains), losses and expenses. Such significant items represent substantive and/or unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and qualitative aspects of their nature and they may be highly variable and difficult to predict. Unusual items may represent items that are not part of our ongoing business, items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis, items that would be non-recurring, or items related to products we no longer sell. While not all-inclusive, examples of items that could be included as other (gains), losses and expenses would be amounts related to non-cash foreign currency exchange gains and losses on intercompany loans, significant warranty events, and certain disposals of businesses, products or facilities that do not qualify as discontinued operations under GAAP. For the periods presented such events include the following:

(i)	impact of foreign exchange gains and losses;

(ii)	foreign exchange pact related to headquarter allocations;

(iii)	expenses on disposal related to maintaining non‑operational business locations, net of gain on sale;

(iv)	expenses incurred by the Company related to the remediation of manufacturing defects caused by a third- party vendor for which the Company is seeking restitution;

(v)	charges incurred by the Company related to product rationalization in its electro-chlorination business;

(vi)	gain on the sale of property and gain on the sale of assets related to the disposition of land at our Windsor, Australia location; and

(vii)
expenses incurred by the Company related to the write-off of obsolete inventory as part of the migration of an operational business unit to a new enterprise reporting (“ERP”) system, all reflected as a component of Cost of sales).

Other adjustments include the following (gains), losses and expenses for the periods presented below:

Year Ended September 30, 2019
	Other Adjustments
	(i)	(ii)	(iii)	(iv)	(v)	(vi)	(vii)	Total
Cost of sales	$0.4	$—	$0.3	$2.1	$4.1	$—	$5.0	$11.9
R&D expense	—	—	—	—	—	—	—	—
S&M expense	—	—	—	—	—	—	—	—
G&A expense	10.1	—	—	—	—	—	—	10.1
Other operating (income) expense	—	—	(0.3)	—	—	(0.4)	—	(0.7)
Total	$10.5	$—	$—	$2.1	$4.1	$(0.4)	$5.0	$21.3

Year Ended September 30, 2018
	Other Adjustments
	(i)	(ii)	(iii)	(iv)	(v)	(vi)	(vii)	Total
Cost of sales	$0.7	$—	$1.0	$3.9	$—	$0.1	$2.1	$7.8
R&D expense	—	—	—	—	—	—	—	—
S&M expense	—	—	—	—	—	—	—	—
G&A expense	7.3	(0.5)	—	—	—	—	0.5	7.3
Other operating (income) expense	(2.1)	—	—	—	—	(6.9)	—	(9.0)
Total	$5.9	$(0.5)	$1.0	$3.9	$—	$(6.8)	$2.6	$6.1

Year Ended September 30, 2017
	Other Adjustments
	(i)	(ii)	(iii)	(iv)	(v)	(vi)	(vii)	Total
Cost of sales	(1.8)	4.4	(0.3)	—	—	—	—	2.3
R&D expense	—	—	0.2	—	—	—	—	0.2
S&M expense	—	—	—	—	—	—	—	—
G&A expense	5.2	(3.2)	1.4	—	—	—	—	3.4
Other operating (income) expense	(11.2)	—	0.6	—	—	—	—	(10.6)
Total	$(7.8)	$1.2	$1.9	$—	$—	$—	$—	$(4.7)

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated:

	Year Ended September 30,				% Variance
	2019		2018		2019 vs. 2018
(In millions, except per share amounts)		% of Revenue		% of Revenue
Revenue	$1,444.4	100.0%	$1,339.5	100.0%	7.8%
Cost of product sales and services	(1,018.4)	(70.5)%	(934.8)	(69.8)%	8.9%
Gross profit	426.0	29.5%	404.7	30.2%	5.3%
General and administrative expense	(217.1)	(15.0)%	(193.8)	(14.5)%	12.0%
Sales and marketing expense	(138.9)	(9.6)%	(136.0)	(10.2)%	2.1%
Research and development expense	(15.3)	(1.1)%	(15.9)	(1.2)%	(3.8)%
Total operating expenses	(371.3)	(25.7)%	(345.7)	(25.8)%	7.4%
Other operating income (expense), net	5.0	0.3%	7.8	0.6%	(35.9)%
Interest expense	(58.6)	(4.1)%	(57.5)	(4.3)%	1.9%
Income before income taxes	1.1	0.1%	9.3	0.7%	(88.2)%
Income tax expense	(9.6)	(0.7)%	(1.4)	(0.1)%	585.7%
Net (loss) income	(8.5)	(0.6)%	7.9	0.6%	(207.6)%
Net income attributable to non‑controlling interest	1.0	0.1%	1.8	0.1%	(44.4)%
Net (loss) income attributable to Evoqua Water Technologies Corp.	$(9.5)	(0.7)%	$6.1	0.5%	(255.7)%

Weighted average shares outstanding
Basic	114.7		113.9
Diluted	114.7		120.2
Earnings per share
Basic	$(0.08)		$0.05
Diluted	$(0.08)		$0.05

Other financial data:
Adjusted EBITDA (1)	$235.0	16.3%	$216.9	16.2%	8.3%

(1)
For the definition of Adjusted EBITDA and a reconciliation to net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see “How We Assess the Performance of Our Business-Adjusted EBITDA.”

Years Ended September 30, 2019 and September 30, 2018
Consolidated Results
Revenues-Revenues increased $104.9 million, or 7.8%, to $1,444.4 million in the year ended September 30, 2019 from $1,339.5 million in the prior year. The following table provides the change in revenues from product sales and revenues from services, respectively:

	Year Ended September 30,
	2019		2018		% Variance
		% of Revenue		% of Revenue
Revenue from product sales	$851.1	58.9%	$802.3	59.9%	6.1%
Revenue from services	593.3	41.1%	537.2	40.1%	10.4%
	$1,444.4	100.0%	$1,339.5	100.0%	7.8%
Revenues from product sales increased $48.8 million, or 6.1% from the prior year, primarily driven by growth in aftermarket product revenues of $50.1 million, $1.4 million of it due to the ATG UV acquisition. The aftermarket revenue increase was offset by a decline in capital revenues of $1.2 million. While the acquisitions of Pacific Ozone, ProAct, Isotope and ATG UV resulted in an increase to capital revenues of $7.1 million, the decline due to timing of large capital projects more than offset that increase by $8.3 million.
Revenues from services increased $56.1 million, or 10.4% from the prior year, primarily driven by revenue from the acquired businesses of ProAct, Isotope and ATG UV which accounted for $39.1 million. The remaining increase was driven by stronger organic service growth of $17.0 million, which was augmented by price realization.
Cost of Sales and Gross Margin-Total gross margin decreased to 29.5% in the year ended September 30, 2019 from 30.2% in the prior year. The following table provides the change in cost of product sales and cost of services, respectively, along with related gross margins:

	Year Ended September 30,
	2019		2018
		Gross Margin %		Gross Margin %
Cost of product sales	$(615.1)	27.7%	$(582.6)	27.4%
Cost of services	(403.3)	32.0%	(352.2)	34.4%
	$(1,018.4)	29.5%	$(934.8)	30.2%
The gross margin for product sales improved slightly as revenue volume and operational efficiencies offset the negative impacts of product mix and the increase in costs as compared the prior year associated with product rationalization and facility consolidation, restructuring and the remediation of a manufacturing defect caused by a third party vendor of $3.9 million. The gross margin for services declined as the Company continues to leverage costs that are more fixed in nature as revenue volumes increase.
Operating Expenses-Operating expenses increased $25.6 million, or 7.4%, to $371.3 million in year ended September 30, 2019 from $345.7 million in the prior year. The increase was primarily driven by the acquisitions of Pacific Ozone, ProAct, Isotope, and ATG UV which increased expenses by $16.6 million. Share-based compensation expense also increased by $4.2 million. The net change in foreign currency translation resulted in an increase in operating expenses of $5.1 million. Included in 2019 was a loss from unfavorable foreign currency translation of $11.2 million, whereas included in 2018 was a loss from unfavorable foreign currency translation of $6.0 million. These increases were partially offset by a $1.4 million reduction from the change in the estimate of certain acquisitions achieving their earn-out targets in the prior year. A discussion of operating expenses by category is as follows:
Research and Development Expense-Research and development (“R&D”) expense decreased $0.6 million, or 3.8%, to $15.3 million in the year ended September 30, 2019 from $15.9 million in the prior year due to the Company’s continued efforts to reduce spending.
Sales and Marketing Expense-Sales and marketing expense increased $2.9 million, or 2.1%, to $138.9 million in the year ended September 30, 2019 from $136.0 million in the prior year mainly due to the ProAct acquisition made in the prior year.
General and Administrative Expense-General and administrative expense increased $23.3 million, or 12.0%, to $217.1 million in the year ended September 30, 2019 from $193.8 million in the prior year. The Pacific Ozone, ProAct, Isotope and ATG UV acquisitions contributed an additional $12.7 million of expense. Other factors contributing to the increase include unfavorable foreign currency impacts on our intercompany loans, as described above, of $4.9 million, share-based compensation expense increased $4.2 million and other increased employment expenses of $2.8 million. These increases were offset by a reduction in earn-out adjustments of $1.4 million.
Other Operating Income (Expense), Net-Other operating income (expense), net decreased $2.9 million, or 35.9%, to income of $5.0 million in the year ended September 30, 2019 from income of $7.8 million in the prior year. The current year income was mainly due to the release of an acquisition related contingency and the collection of previously written off amounts, whereas the income in 2018 was from the sale of land in our Australian location which resulted in a gain of $6.8 million. In addition, we recorded gains related to the sale of precious metals of $0.8 million in 2018.
Interest Expense-Interest expense increased $1.1 million, or 1.9%, to $58.6 million in the year ended September 30, 2019 from $57.5 million in the prior year. The increase in interest expense was primarily due to increased debt and interest rates as compared to the prior year.
Income Tax Benefit (Expense)-Income tax expense was $9.6 million for the year ended September 30, 2019, compared to expense of $1.4 million in the prior year. This increase in expense was primarily the result of the favorable impact included in the prior fiscal year related to the reduction of the U.S. federal tax rate which required the remeasurement of U.S. deferred tax liabilities associated with indefinite lived intangible assets and the favorable impact of current year acquisitions for which the acquired deferred tax liabilities generated a reduction in the amount of valuation allowance required against our existing U.S. and state deferred tax assets.
Net Income-Net income decreased by $16.4 million, or 207.6%, to loss of $8.5 million for the year ended September 30, 2019 from net income of $7.9 million in the prior year. This decrease was mainly due to the decrease in gross margin associated with product mix, along with the increase in operating expenses related to non-cash foreign currency translation and share-based compensation charges and additional tax expense as compared to the prior year.
Adjusted EBITDA-Adjusted EBITDA increased $18.1 million, or 8.3%, to $235.0 million for the year ended September 30, 2019 from $216.9 million for the prior year. Increased revenue volume and the benefits derived from restructuring and operational efficiencies that were implemented in the current and prior year were partly offset by the lower margins derived from product mix.

Segment Results

	Year Ended September 30,
	2019		2018		% Variance
		% of Revenue		% of Revenue
Revenues
Integrated Solutions and Services	$910.8	63.1%	$835.6	62.4%	9.0%
Applied Product Technologies	533.6	36.9%	503.9	37.6%	5.9%
Total Consolidated	1,444.4	100.0%	$1,339.5	100.0%	7.8%
Operating Profit
Integrated Solutions and Services	$148.6	10.3%	$138.0	10.3%	7.7%
Applied Product Technologies	69.4	4.8%	71.9	5.4%	(3.5)%
Corporate	(158.3)	(11.0)%	(143.1)	(10.7)%	10.6%
Total Consolidated	$59.7	4.1%	$66.8	5.0%	(10.6)%
EBITDA
Integrated Solutions and Services	$205.8	14.2%	$186.8	13.9%	10.2%
Applied Product Technologies	87.1	6.0%	88.6	6.6%	(1.7)%
Corporate and unallocated costs	(135.0)	(9.3)%	(122.7)	(9.2)%	10.0%
Total Consolidated	$157.9	10.9%	$152.7	11.4%	3.4%
Adjusted EBITDA on a segment basis is defined as earnings before interest, taxes, depreciation and amortization adjusted for the impact of certain other items that have been reflected at the segment level. The following is a reconciliation of our segment operating profit to Adjusted EBITDA:

	Year Ended September 30,
	2019		2018
	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies
Operating Profit	$148.6	$69.4	$138.0	$71.9
Depreciation and amortization	57.2	17.7	48.8	16.7
EBITDA	205.8	87.1	186.8	88.6
Restructuring and related business transformation costs (a)	0.5	1.1	—	1.5
Transaction costs (b)	0.5	0.7	2.6	—
Legal fees (c)	—	0.6	—	1.9
Other losses and expenses (d)	0.1	10.4	—	0.1
Adjusted EBITDA (e)	$206.9	$99.9	$189.4	$92.1

(a)
Represents costs and expenses in connection with restructuring initiatives distinct to our Integrated Solutions and Services and Applied Product Technologies segments, respectively, incurred in 2019 and 2018. Such expenses are primarily composed of severance and relocation costs.

(b)
Represents costs associated with a change in the current estimate of certain acquisitions achieving their earn-out targets, which resulted in an increase to the fair valued amount of the earn-out recorded upon acquisition in 2019 and 2018, distinct to our Integrated Solutions and Services and Applied Product Technologies segments.

(c)	Represents warranty costs associated with the settlement of a legacy warranty claim in 2019 and 2018, distinct to our Applied Product Technologies segment.

(d)
Other losses and expenses as discussed above in “How We Assess the Performance of Our Business-Adjusted EBITDA” distinct to our Integrated Solutions and Services and Applied Product Technologies segments include the following:

	Year Ended September 30,
	2019		2018
(In millions)	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies
Expenses related to maintaining non-operational business locations	$0.1	$—	$—	$—
Product rationalization in electro-chlorination business	—	3.7	—	—
Remediation of manufacturing defects	—	2.1	—	3.9
Gain on sale of property and land	—	(0.4)	—	(6.8)
Write-off of inventory	—	5.0	—	2.6
Costs associated with terminated business venture	—	—	—	0.4
Total	$0.1	$10.4	$—	$0.1

(e)
For the definition of Adjusted EBITDA and a reconciliation to net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see “How We Assess the Performance of Our Business-Adjusted EBITDA.”

Integrated Solutions and Services
Revenues in the Integrated Solutions and Services segment increased $75.2 million, or 9.0%, to $910.8 million in the year ended September 30, 2019 from $835.6 million in the prior year, driven by organic growth of $33.5 million, mainly from service and aftermarket revenue growth and price realization. Our acquisitions of ProAct and Isotope resulted in another increase of $41.7 million of revenue.
Operating profit in the Integrated Solutions and Services segment increased $10.6 million, or 7.7%, to $148.6 million in the year ended September 30, 2019 from $138.0 million in the prior year. The profitability generated by organic revenue volume in addition to the acquisitions of ProAct and Isotope resulted in a contribution to profit of $24.3 million. Another increase in profit of $2.1 million is due to lower earn–out adjustments recognized in the current year as compared to prior year. These improvements to profitability were partially offset by increased employee related expenses of $7.4 million and $8.4 million from higher depreciation and amortization.

EBITDA in the Integrated Solutions and Services segment increased $19.0 million, or 10.2%, to $205.8 million in the year ended September 30, 2019 from $186.8 million in the prior year.
Applied Product Technologies
Revenues in the Applied Product Technologies segment increased by $29.7 million, or 5.9%, to $533.6 million in the year ended September 30, 2019 from $503.9 million in the prior year. Product revenues grew by $40.2 million across multiple businesses, of which the acquisitions of Pacific Ozone and ATG UV resulted in an increase to product revenues of $7.1 million. Offsetting this increase was an unfavorable foreign currency translation impact of $11.4 million.
Operating profit in the Applied Product Technologies segment decreased $2.5 million, or 3.5%, to $69.4 million in the year ended September 30, 2019 from $71.9 million in the prior year. Recognized in the prior year was a benefit of $6.8 million from the gain on sale of land, whereas the segment only recognized a gain on sale of property of $0.4 million in the current year, resulting in a decline of $6.4 million. In addition, recognized in the prior year was $6.2 million of profit related to warranty reductions based on improved warranty experience, net of losses from our Italian operations, which did not reoccur in the current year. Other offsets to segment operating profit include increased costs as compared to the prior year from product rationalization and facility consolidation, restructuring and costs associated with the remediation of a manufacturing defect caused by a third party vendor totaling $3.9 million. The unfavorable impact of foreign currency was $2.6 million higher, increased depreciation impacted profitability by another $1.0 million, and $0.7 million of additional cost was due to the change in estimated amount of earn-outs expected to be paid out on prior acquisitions. These impacts to profit were partially offset by increased volume and price of $8.3 million and reduced employee costs of $10.0 million.

EBITDA in the Applied Product Technologies segment decreased $1.5 million, or 1.7%, to $87.1 million in the year ended September 30, 2019 from $88.6 million in the prior year. The decrease in EBITDA was the result of the same factors which impacted operating profit during this year, less the change from depreciation and amortization.
For a discussion of the results of operations for the years ended September 30, 2018 and September 30, 2017 refer to Exhibit 99.1 in the Company’s 8-K filed with the SEC on February 15, 2019.
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
Our principal sources of liquidity are our cash generated by operating activities and borrowings under our $125.0 million Revolving Credit Facility. Historically, we have financed our operations primarily from cash generated from operations and increased equipment financings. Our primary cash needs are for day to day operations, to pay interest and principal on our indebtedness, to fund working capital requirements and to make capital expenditures.
We expect to continue to finance our liquidity requirements through internally generated funds and borrowings under our Revolving Credit Facility. We believe that our projected cash flows generated from operations, together with borrowings under our Revolving Credit Facility are sufficient to fund our principal debt payments, interest expense, our working capital needs and our expected capital expenditures for the next twelve months. Our capital expenditures for the years ended September 30, 2019 and 2018 were $88.9 million and $80.7 million, respectively. However, our budgeted capital expenditures can vary from period to period based on the nature of capital intensive project awards. We may draw on our Revolving Credit Facility from time to time to fund or partially fund an acquisition.
As of September 30, 2019, we had total indebtedness of $977.2 million, including $928.8 million of borrowings under the Term Loan Facility, no borrowings under our Revolving Credit Facility, $46.0 million in borrowings related to equipment financings, $0.8 million of notes payable related to certain equipment related contracts and $1.6 million related to a mortgage. We also had $13.0 million of letters of credit issued under our Revolving Credit Facility and an additional $204 thousand of letters of credit issued under a separate uncommitted facility as of September 30, 2019.
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
Our senior secured credit facilities also include an uncommitted incremental facility, which, subject to certain conditions, provides for additional term loans and/or revolving loans in an aggregate amount that does not cause our first lien net leverage ratio to exceed 4.50 to 1.00 (calculated as the ratio of consolidated funded first lien debt for borrowed money (net of unrestricted cash and cash equivalents) to trailing four-quarter Consolidated EBITDA (as defined therein), plus an additional $100 million (excluding incremental revolving credit loans or increases in revolving credit commitments not exceeding $30.0 million) (all of which remained available as of September 30, 2019).

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
As of September 30, 2019 and 2018, we were in compliance with the covenants contained in the senior secured credit facilities.
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

Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Year Ended September 30,
(In millions)	2019	2018	2017
Statement of Cash Flows Data
Net cash provided by operating activities	$125.2	$81.0	$28.5
Net cash used in investing activities	(94.5)	(207.0)	(134.9)
Net cash provided by financing activities	5.7	150.6	114.5
Effect of exchange rate changes on cash	(1.6)	(1.5)	0.8
Cash and cash equivalents classified as held for sale	(7.3)	—	—
Change in cash and cash equivalents	$27.5	$23.1	$8.9
Operating Activities
Cash flows from operating activities can fluctuate significantly from period‑to‑period as working capital needs and the timing of payments for restructuring activities and other items impact reported cash flows. Net cash provided by operating activities increased to $125.2 million in the year ended September 30, 2019 from $81.0 million in the year ended September 30, 2018.

•
Operating cash flows in the year ended September 30, 2019 reflect a decrease in net income of $16.4 million from the year ended September 30, 2018 and increased non‑cash charges of $30.0 million primarily relating to increased share-based compensation expenses, changes in the foreign currency impact on intercompany loans and deferred taxes.

•
The aggregate of receivables, inventories, contract assets, accounts payable and contract billings used $7.8 million in operating cash flows in the year ended September 30, 2019 compared to $3.0 million in the prior year. The amount of cash flow generated from or used by the above mentioned accounts depends upon how effectively we manage our cash conversion cycle, which is a representation of the number of days that elapse from the date of purchase of raw materials and components to the collection of cash from customers. Our cash conversion cycle can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expense and other assets, income taxes and other non current assets and liabilities provided $18.2 million in operating cash flows in the year ended September 30, 2019 compared to a use of $3.4 million in the prior year.

•
Accrued expenses and other liabilities used $9.2 million in operating cash flows in the year ended September 30, 2019 compared to a use of $22.9 million in the prior year. The reduced use of operational cash flow in 2019 was primarily due to the timing of cash payments for various employee-related liabilities along with the payments of accrued expenses related to the earn-outs, IPO and other transactions which occurred in the prior year.

Investing Activities
Net cash used in investing activities decreased $112.5 million to $94.5 million in the year ended September 30, 2019 from $207.0 million in the year ended September 30, 2018. Although there were was more cash paid for property, plant and equipment and lower proceeds from sales during 2019, this was offset by lower cash outflow associated with acquisitions in the current year.
Financing Activities
Net cash provided by financing activities decreased $144.9 million to $5.7 million in the year ended September 30, 2019 from $150.6 million in the year ended September 30, 2018. This lower amount of cash provided by financing activities in 2019 was primarily due to $137.6 million cash received upon the issuance of stock during the IPO in the prior year, partially offset by the issuance of debt and higher borrowings under the credit facility and other financing arrangements in the current year. In addition, we made higher repayments of debt in the current year which was partially offset by reduced share-based compensation activity and lower distributions to non-controlling interest.
Seasonality
Our business may exhibit seasonality resulting from our customers’ increasing demand for our products and services during the spring and summer months as compared to the fall and winter months. For example, our Integrated Solutions and Services segment experiences increased demand for our odor control product lines and services in the warmer months which, together with other factors, typically results in improved performance in the second half of our fiscal year. Inclement weather, such as hurricanes, droughts and floods, can also drive increased demand for our products and services. As a result, our results from operations may vary from period to period.

Off‑Balance Sheet Arrangements
As of September 30, 2019 and 2018, we had letters of credit totaling $13.0 million and $11.8 million, respectively, and surety bonds totaling $144.7 million and $123.4 million, respectively, outstanding under our credit arrangements. The longest maturity date of the letters of credit and surety bonds in effect as of September 30, 2019 was March 26, 2029. Additionally, as of September 30, 2018, the Company had letters of credit and surety bonds totaling $0.9 million and $2.5 million, respectively, outstanding under the Company’s prior arrangement with Siemens. No such amounts were outstanding as of September 30, 2019.

Contractual Obligations
We enter into long‑term obligations and commitments in the normal course of business, primarily debt obligations and non‑cancelable operating leases. As of September 30, 2019, our contractual cash obligations over the next several periods were as follows:

(In millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long‑term debt obligations	$977.2	$13.4	$27.4	$27.9	$908.5
Interest payments on long‑term debt obligations	263.2	51.1	99.8	96.9	15.4
Operating lease commitments (a)	56.3	16.0	21.3	10.2	8.8
Capital lease commitments (b)	41.6	13.7	17.9	8.0	2.0
Total	$1,338.3	$94.2	$166.4	$143.0	$934.7

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
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions about future events that affect amounts reported in our Consolidated Financial Statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates and judgments on an on‑going basis. Management bases its estimates and judgments on historical experience, current trends and various other factors that are believed to be relevant at the time Consolidated Financial Statements are prepared. Actual results may differ from these estimates under different assumptions and conditions.
Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following involve a higher degree of judgment, complexity or uncertainty and are most significant to reporting our results of operations and financial position, and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our Consolidated Financial Statements. Other than the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), in the first quarter of fiscal 2019, we have not made any material changes to our accounting policies or methodologies during the current year. More information on all of our significant accounting policies can be found in Note 2, “Summary of Significant Accounting Policies” in Part II, Item 8 of this Annual Report on Form 10-K.
Acquisitions and Purchase Price Allocation
We record acquisitions using the purchase method of accounting in accordance with ASC 805, Business Combinations, which requires that the assets acquired and liabilities assumed, including contingent consideration, be recorded at their respective fair values at the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill. The application of the purchase method of accounting requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed, in order to properly allocate purchase price consideration. These assumptions and estimates include a market participant’s use of the asset and the appropriate discount rates for a market participant. Our estimates are based on historical experience, information obtained from the management of the acquired companies and with the assistance of independent third-party appraisal firms. Significant assumptions and estimates include quoted market prices, carrying values, and expected future cash flows, which includes consideration of future growth rates and margins, attrition rates, future changes in technology and brand awareness, loyalty, and the appropriate weighted-average cost of capital and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unanticipated events and circumstances may occur which could affect the accuracy or validity of estimates used in purchase accounting. The purchase price allocation recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.
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
Goodwill Impairment Review
We review goodwill to determine potential impairment annually during the fourth quarter of our fiscal year, or more frequently if events and circumstances indicate that the asset might be impaired. Impairment testing for goodwill is performed at a reporting unit level. A reporting unit is defined as an operating segment or one level below the operating segment. We have determined that we have three reporting units.
The fair values of reporting units are determined using a combination of two methods, one utilizing market revenue and earnings multiples derived from stocks of companies that are engaged in the same or similar lines of business and that are actively traded on a free and open market applied to the corresponding measure of our reporting unit’s financial performance (the market approach - guideline public company (“GPC”) method), and the other derived from discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses over a specified period plus a terminal value (the income approach discounted cash flows (“DCF”) method). In estimating the fair value of the reporting unit utilizing a DCF valuation technique, we incorporate our judgment and estimates of future cash flows, future revenue and gross profit growth rates, terminal value amount, capital expenditures and applicable weighted‑average cost of capital used to discount these estimated cash flows. The estimates and projections used in the estimate of fair value are consistent with our current budget and long‑range plans, including anticipated change in market conditions, industry trends, growth rates and planned capital expenditures, among other considerations.
We believe these two approaches are appropriate valuation techniques and we generally weight the two resulting values equally as an estimate of a reporting unit's fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so. If market conditions change compared to those used in our market approach, or if actual future results of operations fall below the projections used in the DCF method, our goodwill could become impaired in the future. As a result of our goodwill impairment assessment, we have concluded that none of our goodwill was impaired as of September 30, 2019, and we do not believe the risk of impairment is significant at this time.
Impairment of Long‑Lived Assets
Long‑lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset based on indicators of reduced profits or losses generated by the asset or asset group, a product recall or an adverse action by a regulator, such as a successful challenge of patent rights.
When necessary, we record charges for impairments of long-lived assets for the amount by which the fair value is less than the carrying value of the asset or asset group. Fair value of long-lived assets are determined using an appraised value (obtained with the assistance of independent third-party appraisal firms) or using an income approach, specifically the discounted cash flow method. Starting with a forecast of the expected future net cash flows associated with an asset or group of assets, we then apply an asset-specific discount rate to arrive at a net present value amount. There were no material impairments of long-lived assets recorded in the current year.
We amortize long-lived assets with finite lives over their estimated useful lives on a straight‑line basis. This amortization methodology best matches the pattern of economic benefit that is expected from definite‑lived assets.
Revenue Recognition
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
For certain arrangements where there is significant customization to the product and for long-term construction-type sales contracts, revenue may be recognized over time as performance is completed. In these instances, revenue is recognized using a measure of progress that applies an input method based on costs incurred in relation to total estimated costs at completion (the percentage-of-completion method). These arrangements include large water treatment projects, systems and solutions for municipal and industrial applications. The nature of the contracts is generally fixed price with milestone billings. In order for revenue to be recognized over a period of time, the product must have no alternative use and the Company must have an enforceable right to payment for the performance completed to date, including a normal profit margin, in the event of termination for convenience. If these two criteria are not met, revenues from these contracts will not be recognized until construction is complete. Contract costs include all direct materials, labor, subcontractors costs and indirect costs related to contract performance. We believe this is the most accurate measure of contract performance because it directly measures the value of the goods and services transferred to the customer.
The percentage-of-completion method of revenue recognition requires us to prepare estimates of cost to complete for contracts in progress. Due to the nature of the work performed on many of our performance obligations, the estimates of total revenue and cost at completion is complex, subject to many variables and may require significant judgment. In making such estimates, judgments are required to evaluate contingencies such as weather, potential variances in schedule and the cost of materials, labor cost and productivity, the impact of change orders, liability claims, contract disputes and achievement of contractual performance standards. As a significant change in one or more of these estimates could affect the profitability of our contracts, we routinely review and update our significant contract estimates through a disciplined project review process in which management reviews the progress and execution of our performance obligations and estimates at completion. Contract revenues and cost estimates are reviewed and revised monthly and the cumulative effect of such adjustments are recognized in current operations. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. Changes in contract estimates may also result in the reversal of previously recognized revenue if the current estimate differs from the previous estimate. The amount of such adjustments have not been material.
For contracts with multiple performance obligations, we allocate the transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. In cases where we do not provide the distinct good or service on a standalone basis, the primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service.    Our contracts are sometimes modified for changes in contract specifications and requirements. Judgment is required to determine if such modifications result in goods or services that are distinct from the existing contract. For customized products and long-term construction type contracts, most contract modifications are for goods and services that are not distinct due to the significant integration provided in the context of the contract and are accounted for as if they were part of the original contract on a cumulative catch-up basis. We account for contract modifications prospectively when it results in the promise to deliver additional goods and services that are distinct and the increase in price of the contract is for the same amount as the stand-alone selling price of the additional goods or services included in the modification.

Our contracts sometimes contain variable consideration in the form of incentive fees, performance bonuses, award fees, liquidated damages or penalties. Other contract provisions also give rise to variable consideration such as claims and unpriced change orders that may either increase or decrease the transaction price. We estimate the amount of variable consideration at the most likely amount we expect to be entitled. Variable consideration is included in the transaction price when it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, anticipated performance, and any other information (historical, current or forecasted) that is reasonably available to us. Variable consideration associated with claims and unapproved change orders is included in the transaction price only to the extent of costs incurred.
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
Deferred Taxes, Valuation Allowances, and Tax Contingencies
Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. We record a valuation allowance to reduce certain deferred tax assets to amounts that are more-likely-than-not to be realized within a reasonable period of time. We evaluate the realizability of our deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences and available tax planning strategies that could be implemented to realize the net deferred tax assets.

We consider both positive and negative evidence when evaluating the need for a valuation allowance on our deferred tax assets in accordance with ASC 740, Income Taxes. Available evidence includes historical financial information supplemented by currently available information about future years. Generally, historical financial information is more objectively verifiable than projections of future income and is therefore given more weight in our assessment. We consider cumulative losses in the most recent twelve quarters to be significant negative evidence that is difficult to overcome in considering whether a valuation allowance is required. Conversely, we consider a cumulative income position over the most recent twelve quarters, to be significant positive evidence that a valuation allowance may not be required.

Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Uncertain tax positions are reviewed each balance sheet date. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense.

Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” in Item 8, included in this Annual Report on Form 10-K for a complete discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
 Interest Rate Risk
     We have market risk exposure arising from changes in interest rates on our senior secured credit facilities, which bear interest at rates that are benchmarked against LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of September 30, 2019, a 1% increase or decrease in interest rates would decrease or increase income (loss) before income taxes by approximately $9.3 million. By comparison, a 1% increase or decrease in interest rates would have decreased or increased income (loss) before income taxes by approximately $9.4 million as of September 30, 2018 based on our overall interest rate exposure to variable rate debt outstanding as of that date.

In November 2018, the Company entered into an interest cap to mitigate risks associated with variable rate debt. The LIBOR interest rate cap has a notional value of $600 million, is effective for a period of three years and has a strike price of 3.5%.

Impact of Inflation and Tariffs
    Our results of operations and financial condition are presented based on historical cost. Our financial results can be expected to be directly impacted by substantial increases in costs due to commodity cost increases, general inflation and tariffs, which could lead to a reduction in our revenues as well as decreased margins, as increased costs may not be able to be passed on to customers. It is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, but we believe that general inflationary pressures and increased tariffs have had an adverse effect on our margins in 2019 as compared to 2018. We cannot provide any assurance that our results of operations and financial condition will not be materially impacted by inflation in the future. The Company engages in activities to adjust pricing practices with customers to attempt to mitigate the inflationary cost impact incurred. Additionally, we believe that we have experienced supply chain disruptions that were influenced by tariffs, including restrictions in supply from domestic suppliers, delays in shipments and disruptions associated with finding and qualifying alternate suppliers to mitigate the effect of tariffs.
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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Evoqua Water Technologies Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evoqua Water Technologies Corp. (the Company) as of September 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in equity and changes in cash flows for each of the three years in the period ended September 30, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)1 to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 25, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

We have served as the Company’s auditor since 2013.
Pittsburgh, Pennsylvania
November 25, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Evoqua Water Technologies Corp.
Opinion on Internal Control over Financial Reporting
We have audited Evoqua Water Technologies Corp.’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Evoqua Water Technologies Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ATG UV, which is included in the 2019 consolidated financial statements of the Company and constituted $4.1 million and $1.1 million of total and net assets, respectively, as of September 30, 2019 and $4.9 million and $1.0 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of ATG UV.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in equity and changes in cash flows for each of the three years in the period ended September 30, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)1 to the consolidated financial statements and our report dated November 25, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Pittsburgh, Pennsylvania
November 25, 2019

Evoqua Water Technologies Corp.
Consolidated Balance Sheets
(In thousands)

	September 30, 2019	September 30, 2018
ASSETS
Current assets	$637,293	$565,560
Cash and cash equivalents	109,881	82,365
Receivables, net	257,585	254,756
Inventories, net	137,164	134,988
Contract assets	73,467	69,147
Prepaid and other current assets	21,940	23,854
Income tax receivable	—	450
Assets held for sale	37,256	—
Property, plant, and equipment, net	333,584	320,023
Goodwill	392,890	411,346
Intangible assets, net	314,767	340,408
Deferred income taxes, net of valuation allowance	2,790	2,438
Other non‑current assets	25,715	23,842
Non-current assets held for sale	30,809	—
Total assets	$1,737,848	$1,663,617
LIABILITIES AND EQUITY
Current liabilities	$322,221	$284,719
Accounts payable	144,247	141,140
Current portion of debt, net of deferred financing fees	13,418	11,555
Contract liabilities	39,051	17,652
Product warranties	4,922	8,907
Accrued expenses and other liabilities	101,839	97,672
Income tax payable	4,536	7,793
Liabilities held for sale	14,208	—
Non‑current liabilities	1,049,805	1,016,882
Long‑term debt, net of deferred financing fees	951,599	928,075
Product warranties	2,332	3,360
Other non‑current liabilities	78,661	74,352
Deferred income taxes, net of valuation allowance	13,548	11,095
Non-current liabilities held for sale	3,665	—
Total liabilities	1,372,026	1,301,601
Commitments and Contingent Liabilities (Note 21)
Shareholders’ equity
Common stock, par value $0.01: authorized 1,000,000 shares; issued 116,008 shares, outstanding 114,344 at September 30, 2019; issued 115,016, outstanding 113,929 shares at September 30, 2018	1,154	1,145
Treasury stock: 1,664 shares at September 30, 2019 and 1,087 shares at September 30, 2018	(2,837)	(2,837)
Additional paid‑in capital	552,422	533,435
Retained deficit	(174,976)	(163,871)
Accumulated other comprehensive loss, net of tax	(13,004)	(9,017)
Total Evoqua Water Technologies Corp. equity	362,759	358,855
Non‑controlling interest	3,063	3,161
Total shareholders’ equity	365,822	362,016
Total liabilities and shareholders’ equity	$1,737,848	$1,663,617
See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.
Consolidated Statements of Operations
(In thousands except per share data)

	Year Ended September 30,
	2019	2018	2017
Revenue from product sales	$851,161	$802,302	$718,098
Revenue from services	593,280	537,239	529,326
Revenue	1,444,441	1,339,541	1,247,424
Cost of product sales	(615,171)	(582,606)	(459,641)
Cost of services	(403,308)	(352,202)	(388,032)
Cost of product sales and services	(1,018,479)	(934,808)	(847,673)
Gross profit	425,962	404,733	399,751
General and administrative expense	(217,013)	(193,816)	(169,617)
Sales and marketing expense	(138,936)	(136,009)	(142,441)
Research and development expense	(15,300)	(15,877)	(19,990)
Total operating expenses	(371,249)	(345,702)	(332,048)
Other operating income	5,613	8,406	2,361
Other operating expense	(654)	(591)	(860)
Income before interest expense and income taxes	59,672	66,846	69,204
Interest expense	(58,556)	(57,580)	(55,377)
Income before income taxes	1,116	9,266	13,827
Income tax expense	(9,587)	(1,382)	(7,417)
Net (loss) income	(8,471)	7,884	6,410
Net income attributable to non‑controlling interest	1,052	1,749	4,247
Net (loss) income attributable to Evoqua Water Technologies Corp.	$(9,523)	$6,135	$2,163
Basic (loss) income per common share	$(0.08)	$0.05	$0.02
Diluted (loss) income per common share	$(0.08)	$0.05	$0.02
See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended September 30,
	2019	2018	2017
Net (loss) income	$(8,471)	$7,884	$6,410
Other comprehensive income (loss)
Foreign currency translation adjustments	1,507	(3,473)	148
Unrealized derivative gain (loss) on cash flow hedges, net of tax of benefit of $154, $0 and $0, respectively	74	(21)	(19)
Change in pension liability, net of tax expense of $26, $232 and $0, respectively	(5,568)	466	4,553
Total other comprehensive (loss) income	(3,987)	(3,028)	4,682
Less: Comprehensive income attributable to non‑controlling interest	(1,052)	(1,749)	(4,247)
Comprehensive (loss) income attributable to Evoqua Water Technologies Corp.	$(13,510)	$3,107	$6,845
See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.
Consolidated Statements of Changes in Equity
(In thousands)

	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at September 30, 2016	104,495	$1,045	245	$(1,133)	$381,223	$(172,169)	$(10,671)	$5,640	$203,935
Equity based compensation expense	—	—	—	—	2,251	—	—	—	2,251
Issuance of common stock	864	9	—	—	5,512	—	—	—	5,521
Stock repurchases	—	—	165	(1,474)	—	—	—	—	(1,474)
Dividends paid to non‑controlling interest	—	—	—	—	—	—	—	(4,750)	(4,750)
Net income	—	—	—	—	—	2,163	—	4,247	6,410
Other comprehensive income	—	—	—	—	—	—	4,682	—	4,682
Balance at September 30, 2017	105,359	1,054	410	(2,607)	388,986	(170,006)	(5,989)	5,137	216,575
Equity based compensation expense	—	—	—	—	15,742	—	—	—	15,742
Shares of common stock issued in initial public offering, net of offering costs	8,333	83	—	—	137,522	—	—	—	137,605
Shares withheld related to net share settlement (including tax withholdings)	1,324	8	659	—	(8,815)	—	—	—	(8,807)
Stock repurchases	—	—	18	(230)	—	—	—	—	(230)
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(3,725)	(3,725)
Net income	—	—	—	—	—	6,135	—	1,749	7,884
Other comprehensive loss	—	—	—	—	—	—	(3,028)	—	(3,028)
Balance at September 30, 2018	115,016	1,145	1,087	(2,837)	533,435	(163,871)	(9,017)	3,161	362,016
Cumulative effect of adoption of new accounting standards	—	—	—	—	—	(1,582)	—	—	(1,582)
Equity based compensation expense	—	—	—	—	19,903	—	—	—	19,903
Issuance of common stock	108	—	—	—	363	—	—	—	363
Shares withheld related to net share settlement (including tax withholdings)	884	9	577	—	(1,279)	—	—	—	(1,270)
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(1,150)	(1,150)
Net (loss) income	—	—	—	—	—	(9,523)	—	1,052	(8,471)
Other comprehensive loss	—	—	—	—	—	—	(3,987)	—	(3,987)
Balance at September 30, 2019	116,008	$1,154	1,664	$(2,837)	$552,422	$(174,976)	$(13,004)	$3,063	$365,822
See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.
Consolidated Statements of Changes in Cash Flows
(In thousands)

	Year Ended September 30,
	2019	2018	2017
Operating activities
Net (loss) income	$(8,471)	$7,884	$6,410
Reconciliation of net income to cash flows provided by operating activities:
Depreciation and amortization	98,236	85,860	77,886
Amortization of debt related costs (includes $0, $5,575 and $3,094 write off of deferred financing fees)	2,612	8,073	8,511
Deferred income taxes	1,948	(6,232)	1,273
Share-based compensation	19,903	15,742	2,251
Gain on sale of property, plant and equipment	(932)	(6,750)	1,230
Foreign currency exchange losses (gains) on intercompany loans and other non-cash items	10,713	5,766	(5,625)
Changes in assets and liabilities
Accounts receivable	(13,235)	(3,139)	(44,047)
Inventories	(1,469)	(12,051)	(5,948)
Contract assets	(23,827)	(3,544)	(17,296)
Prepaids and other current assets	9,447	(3,773)	(2,971)
Accounts payable	9,408	24,945	4,707
Accrued expenses and other liabilities	(9,159)	(22,851)	(2,243)
Contract liabilities	21,311	(9,254)	1,301
Income taxes	(3,651)	2,777	6,656
Other non‑current assets and liabilities	12,362	(2,436)	(3,593)
Net cash provided by operating activities	125,196	81,017	28,502
Investing activities
Purchase of property, plant and equipment	(88,869)	(80,713)	(57,775)
Purchase of intangibles	(6,426)	(1,950)	(4,914)
Proceeds from sale of property, plant and equipment	3,636	21,641	5,422
Proceeds from sale of business	—	430	—
Acquisitions, net of cash received of $2,073, $27 and $209	(2,873)	(146,443)	(77,628)
Net cash used in investing activities	(94,532)	(207,035)	(134,895)
Financing activities
Issuance of debt, net of deferred issuance costs	38,381	155,270	415,602
Borrowings under credit facility	292,825	129,000	131,000
Repayment of debt	(307,809)	(242,470)	(423,418)
Repayment of capital lease obligation	(12,900)	(10,474)	(7,962)
Payment of earn-out related to previous acquisitions	(461)	(5,528)	—
Proceeds from issuance of common stock	363	137,605	5,521
Taxes paid related to net share settlements of share-based compensation awards	(1,270)	(8,807)	—
Stock repurchases	—	(230)	(1,474)
Cash paid for interest rate cap	(2,235)	—	—
Distribution to non‑controlling interest	(1,150)	(3,725)	(4,750)
Net cash provided by financing activities	5,744	150,641	114,519
Effect of exchange rate changes on cash	(1,601)	(1,512)	766
Cash and cash equivalents classified as held for sale	(7,291)	—	—
Change in cash and cash equivalents	27,516	23,111	8,892
Cash and cash equivalents
Beginning of period	82,365	59,254	50,362
End of period	$109,881	$82,365	$59,254
See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.
Supplemental Disclosure of Cash Flow Information
(In thousands)

	Year Ended September 30,
	2019	2018	2017
Supplemental disclosure of cash flow information
Cash paid for taxes	$10,340	$4,450	$3,017
Cash paid for interest	$52,786	$43,596	$43,426
Non‑cash investing and financing activities
Accrued earn-out related to acquisitions	$—	$1,570	$7,479
Capital lease transactions	$18,640	$10,595	$15,513
Landlord incentives	$1,000	$—	$1,700
Cloud computing related intangible transaction	$—	$—	$5,544
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
The Business
EWT provides a wide range of product brands and advanced water and wastewater treatment systems and technologies, as well as mobile and emergency water supply solutions and service contract options through its segment branch network. Headquartered in Pittsburgh, Pennsylvania, EWT is a multi‑national corporation with operations in the United States (“U.S.”), Canada, the United Kingdom (“UK”), the Netherlands, Germany, Australia, China, Singapore, Korea and India.
The Company is organizationally structured into two reportable operating segments for the purpose of making operational decisions and assessing financial performance: (i) Integrated Solutions and Services and (ii) Applied Product Technologies.
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) from the accounting records of the Company, and reflect the consolidated financial position and results of operations for the fiscal years ended September 30, 2019, 2018 and 2017. Unless otherwise specified, references in this section to a year refer to its fiscal year. All intercompany transactions have been eliminated. Unless otherwise specified, all dollar amounts in this section are referred to in thousands. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
The Company reviews goodwill to determine potential impairment annually during the fourth quarter of its fiscal year, or more frequently if events and circumstances indicate that the asset might be impaired. Impairment testing for goodwill is performed at a reporting unit level and the Company has determined that it has three reporting units. The quantitative impairment testing utilizes both a market (guideline public company) and income (discounted cash flows) method for determining fair value. In estimating the fair value of the reporting unit utilizing a discounted cash flow (“DCF”) valuation technique, the Company incorporates its judgment and estimates of future cash flows, future revenue and gross profit growth rates, terminal value amount, capital expenditures and applicable weighted‑average cost of capital used to discount these estimated cash flows. The estimates and projections used in the estimate of fair value are consistent with the Company’s current budget and long‑range plans, including anticipated change in market conditions, industry trend, growth rates and planned capital expenditures, among other considerations.
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
Assets Held for Sale
Assets and liabilities (the “disposal group”) are classified as held for sale when all of the following criteria are met: (i) the Company commits to a plan to sell the disposal group; (ii) it is unlikely the disposal plan will be significantly modified or discontinued; (iii) the disposal group is available for immediate sale in its present condition; (iv) actions required to complete the sale of the disposal group have been initiated; (v) the sale of the asset is probable and the completed sale is expected to occur within one year; and (vi) the disposal group is actively being marketed for sale at a price that is reasonable given its current market value. Upon classification as held for sale, such assets are no longer depreciated or depleted, and a measurement for impairment is performed to determine if there is any excess of carrying value over fair value less costs to sell. Subsequent changes to estimated fair value less the cost to sell will impact the measurement of assets held for sale if the fair value is determined to be less than the carrying value of the assets.
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
Beginning in the first quarter of 2019, the Company entered into an interest rate cap to mitigate risks associated with the Company’s variable rate debt. See Note 12, “Derivative Financial Instruments” for further details. The Company paid $2,235 as a premium for the interest rate cap, which is being amortized to interest expense over its three-year term. The Company recorded $621 of premium amortization to interest expense during the year ended September 30, 2019.
Amortization of debt issuance costs and debt discounts/premiums included in interest expense were $1,991, $2,498 and $4,607 for the years ended September 30, 2019, 2018 and 2017, respectively.
In July 2018, the Company wrote off $2,581 of deferred financing fees and incurred and expensed an additional $1,346 of fees related to the sixth amendment of its First Lien Term Facility in which an additional $150,000 was borrowed.

In November 2017, the Company wrote off $1,844 of deferred financing fees related to a $100,000 prepayment of debt, then subsequently wrote off another $1,150 of fees in December of 2017 due to the refinancing of its First Lien Term Loan. The Company incurred another $2,131 of fees as a result of the December refinancing.
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
For certain arrangements where there is significant customization to the product, the Company recognizes revenue either over time or at a point in time. These products include large capital water treatment projects, systems and solutions for municipal and industrial applications. The nature of the contracts is generally fixed price with milestone billings. The Company recognizes revenue over time if the product has no alternative use and the Company has an enforceable right to payment for the performance completed to date, including a normal profit margin, in the event of termination for convenience. If these two criteria are not met, revenues from these contracts will not be recognized until construction is complete. Contract revenues and cost estimates are reviewed and revised at least quarterly at a minimum and the cumulative effect of such adjustments are recognized in current operations. The amount of such adjustments have not been material. See Note 4, “Revenue” for further details.
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
Foreign currency translation losses (gains), mainly related to intercompany loans, which aggregated $12,599, $7,018 and $(7,111) for the years ended September 30, 2019, 2018 and 2017, respectively, are primarily included in General and administrative expenses in the Consolidated Statements of Operations.
Research and Development Costs
Research and development costs are expensed as incurred. The Company recorded $15,300, $15,877 and $19,990 of costs for the years ended September 30, 2019, 2018 and 2017, respectively.
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

The following provides a summary of TWO’s balance sheet as of September 30, 2019 and 2018, and summarized financial information for the years ended September 30, 2019, 2018 and 2017.

	September 30, 2019	September 30, 2018
Current assets (includes cash of $3,903 and $3,304)	$6,324	$5,486
Property, plant and equipment	2,186	4,441
Goodwill	2,206	2,206
Other non-current assets	3	3
Total liabilities	(2,388)	(3,608)

	Year Ended September 30,
	2019	2018	2017
Total revenues	$10,633	$15,526	$22,039
Total operating expenses	(8,732)	(12,996)	(14,835)
Income from operations	$1,901	$2,530	$7,204
Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Subtopic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 will be effective for the Company for the quarter ending December 31, 2020, with early adoption permitted. The Company is currently assessing the impact of adoption on the Company’s disclosures.
In June 2018, the FASB issued ASU 2018‑07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted this standard on October 1, 2019 but noted that this adoption did not have an impact on its Consolidated Financial Statements.
In August 2017, the FASB issued ASU 2017‑12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements and also made certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The Company adopted this standard on October 1, 2019 but noted that this adoption did not have a material impact on its Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to use a new forward-looking “expected loss” model that reflects expected credit losses, including credit losses related to trade receivables, and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates which generally will result in the earlier recognition of allowances for losses. ASU 2016-13 will be effective for the Company for the quarter ending December 31, 2020, with early adoption permitted. The Company does not expect the impact of adoption on the Consolidated Financial Statements to be material.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires recognition of operating leases as lease assets and liabilities on the balance sheet, and disclosure of key information about leasing arrangements. Amendments to the standard were issued by the FASB in January, July and December 2018, and March 2019 including certain practical expedients, an amendment that provides an additional and optional transition method to adopt the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and certain narrow-scope improvements for lessors. The Company adopted this standard on October 1, 2019 using the modified retrospective approach. In order to comply with Topic 842, the Company completed an assessment of the existing lease portfolio including performing data and policy gap reviews, implemented a new lease accounting system, and updated its processes and accounting policies. The Company expects the impact of adoption on the Consolidated Financial Statements and related disclosures to result in an increase to the Consolidated Balance Sheet in the range of $38 million to $42 million. The Company continues to evaluate certain aspects of lessor accounting, however, it is not expected that this will have a material impact on the Consolidated Financial Statements.

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
The Company adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, as of October 1, 2018. This ASU requires the disaggregation of the service cost component from other components of net periodic benefit cost, clarifies how to present the service cost component and other components of net benefit costs in the Statements of Consolidated Operations and allows only the service cost component of net benefit costs to be eligible for capitalization. The adoption of this guidance did not have an impact on the Consolidated Financial Statements and had a minimal impact to the related disclosures.
The Company adopted ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, as of October 1, 2018. The purpose of this update is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The ASU requires the tax effects of all intra-entity sales of assets other than inventory to be recognized in the period in which the transaction occurs. The changes were required to be applied by means of a cumulative-effect adjustment recorded to retained earnings as of the beginning of the year of adoption. This adoption did not have an impact on the Company’s Consolidated Financial Statements.
The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as of October 1, 2018. ASU 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. The Company utilized the modified retrospective approach and the cumulative effect of adoption resulted in a net decrease to opening retained earnings of $1,582 which was recognized at October 1, 2018. Based on the new guidance, the Company determined that for some of these contracts in which revenue was previously recognized over a period of time, revenue instead needs to be recognized at a point in time. This change is mainly due to the nature of certain products, which in some cases have an alternative use, and the Company’s right to payment in the event of termination for convenience. This adoption did not have a material impact on the Company’s Consolidated Financial Statements. See Note 4, “Revenue” for further details.
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
On May 25, 2019, the Company acquired all of the issued and outstanding equity securities of ATG UV Technology Limited (“ATG UV”), a leading manufacturer of ultraviolet (“UV”) light disinfection systems used in a wide range of municipal, aquatics and industrial applications, for £5,500 ($6,931) paid in cash at closing. During the year ended September 30, 2019, the Company incurred approximately $193 in acquisition costs, which are included in General and administrative expenses. ATG UV, based in Wigan, UK, is the exclusive technology supplier to Evoqua’s ETS-UVTM product line in North America and the acquisition expands Evoqua’s reach, allowing the Company to serve customers globally. ATG UV is part of the Applied Product Technologies segment.
The accounting for the acquisition has not yet been completed because the Company has not finalized the valuations of the acquired assets, assumed liabilities and identifiable intangible assets, including goodwill. The preliminary opening balance sheet for ATG UV as of September 30, 2019 is summarized as follows:

Current assets	$6,296
Property, plant and equipment	362
Goodwill	1,738
Intangible assets	2,277
Total assets acquired	10,673
Total liabilities assumed	(3,742)
Net assets acquired	$6,931
On October 1, 2019, the Company, entered into a Purchase and Sale Agreement with DuPont de Nemours, Inc., pursuant to which the Company will divest their Memcor® low pressure membrane product line (including the product line’s global workforce, its manufacturing site in Windsor, Australia, associated operations and intellectual property) (“Memcor”) to DuPont. In connection with this transaction, DuPont will purchase 100% of the corporate capital of the Australian Subsidiaries and all of the assets related to the Memcor® low pressure membrane product line.
The Company expects to recognize a gain on this transaction upon closing. The agreement to sell Memcor met all of the criteria to classify its assets and liabilities as held for sale in the fourth quarter of 2019, which are included within the Company’s APT segment’s total assets. The sale of Memcor does not represent a strategic shift that will have a major effect on the Company’s operations and financial results and is, therefore, not classified as discontinued operations in accordance with ASU 2014-08. As part of the required evaluation under the held for sale guidance, the Company determined that the approximate fair value less costs to sell the operations exceeded the carrying value of the net assets and no impairment charge was recorded.

The following represents the carrying amounts of assets and liabilities, by major class, classified as held for sale on the Consolidated Balance Sheets at September 30, 2019:

ASSETS
Cash and cash equivalents	$7,291
Receivables, net	9,603
Inventories, net	6,456
Contract assets	13,025
Prepaid and other current assets	881
Current assets held for sale	37,256
Property, plant and equipment, net	14,827
Goodwill	14,911
Intangible assets, net	1,024
Other non-current assets	47
Non-current assets held for sale	30,809
Total assets held for sale	$68,065
LIABILITIES
Accounts payable	$5,646
Contract liabilities	1,302
Product warranties	3,264
Accrued expenses and other liabilities	3,996
Current liabilities held for sale	14,208
Product warranties	1,594
Other non-current liabilities	2,071
Non-current liabilities held for sale	3,665
Total liabilities held for sale	$17,873
The above amounts are excluded from the respective balance sheet footnotes at September 30, 2019. The Company incurred aggregate deal costs related to this divestiture of $2,795 during the year ended September 30, 2019, which are primarily included in General and administrative expenses.
2018 Acquisitions
On August 31, 2018, the Company acquired substantially all of the assets of Le Groupe IsH20Top Inc. (“Isotope”), a Quebec-based provider of high-purity water treatment equipment and systems, equipment maintenance services and service deionization for CAD 3,651 ($2,804); CAD 3,171 ($2,435) cash at closing in addition to earn-out payments one year after the closing. Included in consideration is CAD 226 ($175), which represents the fair value of earn-out payments at the date of acquisition if certain revenue targets are achieved, with the maximum earn-out payment of CAD 480 ($369). Isotope serves the ultrapure pharmaceutical, laboratory, medical, university, industrial and microelectronics markets in the Quebec region and provides its customer base with a variety of solutions including reverse osmosis, deionized water systems and steam purification. The Company incurred approximately $188 of acquisition costs, which are included in General and administrative expenses. Isotope is part of the Integrated Solutions and Services segment and strengthens the Company’s Canadian service capabilities.
On July 26, 2018, the Company acquired all of the issued and outstanding equity securities of ProAct Services Corporation (“ProAct”) and its subsidiaries for $133,772 paid in cash at closing which was funded through incremental borrowings under the Company’s Term Loan. ProAct is a leading provider of on-site treatment services of contaminated water in all 50 states. ProAct will operate within the Company’s Integrated Solutions and Services segment and will continue to be based in Ludington, Michigan with a nationwide service footprint and facilities in California, Florida, Michigan,

Minnesota, New Jersey, Virginia and Texas. ProAct provides an array of expanded offerings across the Company’s existing environmental solutions and enhances its existing service capabilities in mobile/temporary process water and wastewaster treatment, hydrostatic water treatment and coal ash pond remediation. The Company incurred approximately $1,067 of acquisition costs, which are included in General and administrative expenses. The operating results of ProAct have been included in the Company’s Consolidated Statements of Operations since the acquisition date, and resulted in $8,042 and $590 of revenue and net income, respectively, for the year ended September 30, 2018.
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
On March 9, 2018, the Company acquired all of the issued and outstanding equity securities of Pacific Ozone Technology, Inc. (“Pacific Ozone”), a provider of advanced ozone disinfection systems, testing products and support services for $8,557; $6,557 cash at closing in addition to earn-out payments to be paid out over three years after the closing. Included in consideration is $934, which represents the fair value of earn-out payments if certain performance metrics are achieved, with a maximum amount of $2,000. The Company incurred approximately $191 of acquisition costs, which are included in General and administrative expenses. Pacific Ozone, based in Benecia, California, is part of the Applied Product Technologies segment and adds a new technology, ozone disinfection, to the portfolio and further enhances the Company’s ability in the industrial water treatment and aquatics market.
On January 31, 2018, the Company acquired substantially all of the assets of Pure Water Solutions, LLC (“Pure Water”), a provider of high-purity water equipment and systems, service deionization and resin regeneration, with service operations in suburban Denver, Colorado and Santa Fe, New Mexico for $4,699; $3,706 cash at closing in addition to earn-out payments to be paid out one year after the closing. Included in consideration is $993, which represents the fair value of earn-out payments if certain revenue targets are achieved, with a maximum amount of $461. The Company incurred approximately $132 of acquisition costs, which are included in General and administrative expenses. Pure Water is part of the Integrated Solutions and Services segment, and extends the Company’s service network.

The opening balance sheet for the acquisitions is summarized as follows:

	Isotope	ProAct	Pacific Ozone	Pure Water	Total
Current Assets	$627	$11,513	$1,822	$295	$14,257
Property, plant and equipment	—	26,272	151	156	26,579
Goodwill	1,266	84,308	4,337	2,506	92,417
Intangible assets	933	27,464	2,678	1,488	32,563
Other non-current assets	—	—	135	—	135
Total asset acquired	2,826	149,557	9,123	4,445	165,951
Total liabilities assumed	(216)	(15,785)	(1,632)	(278)	(17,911)
Net assets acquired	$2,610	$133,772	$7,491	$4,167	$148,040
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
The impact to the Consolidated Statements of Operations as a result of applying Topic 606 was higher Revenue from product sales and services and higher Cost of product sales and services of $2,066 and $1,508, respectively, for the year ended September 30, 2019, as compared to what those amounts would have been under the previous revenue recognition guidance. In addition, the impact on the Consolidated Balance Sheets at September 30, 2019 was lower Inventories, net of $135 as compared to what this amount would have been under the previous guidance. Also, $644 of contract assets were recognized on the consolidated balance sheet at September 30, 2019 related to this over-time revenue recognition. As a result of adopting Topic 606, the Company reevaluated how they view the types of revenue between product sales and services, and their related cost of sales. As a result, the Company reclassified amounts between the two categories on the Consolidated Statements of Operations.

Revenue Recognition
The Company recognizes sales of products and services based on the five-step analysis of transactions as provided in Topic 606. For all contracts with customers, the Company first identifies the contract which usually is established when the customer’s purchase order is accepted or acknowledged. Next the Company identifies the performance obligations in the contract. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The Company then determines the transaction price in the arrangement and allocates the transaction price to each performance obligation identified in the contract. The Company’s allocation of the transaction price to the performance obligations are based on the relative standalone selling prices for the goods and services contained in a particular performance obligation. The transaction price is adjusted for the Company’s estimate of variable consideration which may include discounts if the Company would fail to meet certain performance requirements, volume discounts or early payment discounts. To estimate variable consideration, the Company utilizes historical experience and known terms. Variable consideration in contracts for the year ended September 30, 2019 was insignificant.
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
For certain arrangements where there is significant customization to the product and for long-term construction-type sales contracts, revenue may be recognized over time. In these instances, revenue is recognized using a measure of progress that applies an input method based on costs incurred in relation to total estimated costs. Approximately $326,035, of revenues from construction-type contracts was recognized over time during the year ended September 30, 2019. These arrangements include large capital water treatment projects, systems and solutions for municipal and industrial applications. The nature of the contracts is generally fixed price with milestone billings. In order for revenue to be recognized over a period of time, the product must have no alternative use and the Company must have an enforceable right to payment for the performance completed to date, including a normal profit margin, in the event of termination for convenience. If these two criteria are not met, revenues from these contracts will not be recognized until construction is complete. Revenues from construction-type contracts formerly recognized over time of approximately $1,068 were not recognized during the year ended September 30, 2019. Instead, revenues from these contracts will be recognized when construction is complete. Contract revenues and cost estimates are reviewed and revised quarterly at a minimum and the cumulative effect of such adjustments are recognized in current operations. The amount of such adjustments have not been material.
The Company has made accounting policy elections to exclude all taxes by governmental authorities from the measurement of the transaction price and that long-term construction-type sales contracts, or those contracts for products with significant customization for which the total contract price is less than $100 will be recorded at the point in time when the construction is complete or the product is delivered. Approximately $19,815 of revenues from construction-type contracts was recognized on a completed contract method during the year ended September 30, 2019. This represents projects that are either below the $100 threshold, or the product has no alternative use, but the Company does not have an enforceable right to payment.
The Company has also elected the following practical expedients:
Financing Component

As the Company’s standard payment terms are less than one year, the Company has elected the practical expedient not to assess whether a contract has a significant financing component.

Performance Obligations

The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations if the product has an alternative use and the Company does not have an enforceable right to payment for the performance completed to date, including a normal profit margin, in the event of termination for convenience. The Company maintains a backlog of confirmed orders of approximately $179,341 at September 30, 2019. This backlog represents the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that the majority of these performance obligations will be satisfied within the next twelve months.

The recording of assets recognized from the costs to obtain and fulfill customer contracts primarily relate to the deferral of sales commissions. The Company’s costs incurred to obtain or fulfill a contract with a customer are classified as non-current assets and amortized to expense over the period of benefit of the related revenue. These costs are recorded within Cost of product sales and services. The amount of contract costs was insignificant at September 30, 2019.
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
Information regarding the source of revenues:

Year Ended September 30, 2019
Revenue from contracts with customers recognized under Topic 606	$1,309,303
Other (1)	135,138
Total	$1,444,441

(1)	Other revenue relates to revenue recognized from Topic 840, Leases, mainly attributable to long term rentals.
Information regarding revenues disaggregated by source of revenue and segment is as follows:

	Year Ended September 30, 2019
	Integrated Solutions and Services	Applied Product Technologies	Total
Revenue from capital	$219,289	$344,097	$563,386
Revenue from aftermarket	122,719	165,056	287,775
Revenue from service	568,826	24,454	593,280
Total	$910,834	$533,607	$1,444,441

Information regarding revenues disaggregated by geographic area is as follows:

Year Ended September 30, 2019
United States	$1,147,649
Europe	102,998
Asia	90,273
Canada	80,083
Australia	23,438
Total	$1,444,441
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

The tables below provides a roll-forward of contract assets and contract liabilities balances for the periods presented:

Contract Assets (a)
Balance at September 30, 2018	$69,147
Cumulative effect of adoption of new accounting standards	(6,106)
Recognized in current period	325,289
Reclassified to accounts receivable	(302,055)
Foreign currency	217
Reclassified to assets held for sale	(13,025)
Balance at September 30, 2019	$73,467

(a)	Excludes receivable balances which are disclosed on the Consolidated Balance Sheets.

Contract Liabilities
Balance at September 30, 2018	$17,652
Cumulative effect of adoption of new accounting standards	1,773
Recognized in current period	319,722
Amounts in beginning balance reclassified to revenue	(20,754)
Current period amounts reclassified to revenue	(276,002)
Foreign currency	(2,038)
Reclassified to liabilities held for sale	(1,302)
Balance at September 30, 2019	$39,051

5. Fair Value Measurements
As of September 30, 2019 and 2018, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.
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
The following table presents the Company’s financial assets and liabilities at fair value. The fair values related to the pension assets are determined using net asset value (“NAV”) as a practical expedient, or by information categorized in the fair value hierarchy level based on the inputs used to determine fair value. The reported carrying amounts of deferred compensation assets and liabilities and debt approximate their fair values. The Company uses interest rates and other relevant information generated by market transactions involving similar instruments to fair value these assets and liabilities, therefore all are classified as Level 2 within the valuation hierarchy. For the years ended September 30, 2019 and 2018, there were no transfers between Level 1 and 2 of the fair value hierarchy.

	Net Asset Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2019
Assets:
Pension plan
Cash	$—	$14,607	$—	$—
Government Securities	4,703	—	—	—
Liability Driven Investment	3,261	—	—	—
Guernsey Unit Trust	997	—	—	—
Global Absolute Return	1,957	—	—	—
Deferred compensation plan assets
Trust Assets	—	16	—	—
Insurance	—	—	18,684	—
Interest rate cap	—	—	19	—
Foreign currency forward contracts	—	—	278	—
Liabilities:
Pension plan	—	—	(42,948)	—
Deferred compensation plan liabilities	—	—	(21,318)	—
Long‑term debt	—	—	(979,357)	—
Foreign currency forward contracts	—	—	(154)	—
Earn-outs related to acquisitions	—	—	—	(1,545)

As of September 30, 2018
Assets:
Pension plan
Cash	$—	$15,821	$—	$—
Government Securities	3,161	—	—	—
Liability Driven Investment	2,598	—	—	—
Guernsey Unit Trust	965	—	—	—
Global Absolute Return	2,038	—	—	—
Deferred compensation plan assets
Trust Assets	—	648	—	—
Insurance	—	—	18,448	—
Foreign currency forward contracts	—	—	345	—
Liabilities:
Pension plan	—	—	(35,541)	—
Deferred compensation plan liabilities	—	—	(21,834)	—
Long‑term debt	—	—	(957,441)	—
Foreign currency forward contracts	—	—	(67)	—
Earn-outs related to acquisitions	—	—	—	(1,916)
The pension plan assets and liabilities and deferred compensation assets and liabilities are included in other non-current assets and other non-current liabilities on the Consolidated Balance Sheets at September 30, 2019 and 2018.
The Company records contingent consideration arrangements at fair value on a recurring basis and the associated balances presented as of September 30, 2019 and 2018 are earn-outs related to acquisitions. See Note 3, “Acquisitions and Divestitures” for further discussion regarding the earn-outs recorded for specific acquisitions. The fair value of earn-outs related to acquisitions is based on significant unobservable inputs including the achievement of certain performance metrics.

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
A rollforward of the activity in the Company’s fair value of earn-outs related to acquisitions is as follows:

	Current Portion (1)	Long-term Portion (2)	Total
Balance at September 30, 2017	$4,304	$1,691	$5,995
Acquisitions	634	934	1,568
Payments	(8,111)	—	(8,111)
Reclassifications	1,479	(1,479)	—
Fair value increase	2,619	—	2,619
Foreign currency	(155)	—	(155)
Balance at September 30, 2018	770	1,146	1,916
Payments	(1,650)	—	(1,650)
Reclassifications	212	(212)	—
Fair value increase	1,283	—	1,283
Foreign currency	(4)	—	(4)
Balance at September 30, 2019	$611	$934	$1,545

(1)	Included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

(2)	Included in Other non‑current liabilities on the Consolidated Balance Sheets.
6. Accounts Receivable
Accounts receivable are summarized as follows:

	September 30, 2019	September 30, 2018
Accounts Receivable	$262,491	$258,955
Allowance for Doubtful Accounts	(4,906)	(4,199)
Receivables, net	$257,585	$254,756
The movement in the allowance for doubtful accounts was as follows:

	Year Ended September 30,
	2019	2018	2017
Balance at beginning of period	$(4,199)	$(3,494)	$(4,784)
Charged to costs and expenses	(788)	(1,832)	(1,206)
Write-offs	39	1,387	2,481
Foreign currency and other	42	(260)	15
Balance at end of period	$(4,906)	$(4,199)	$(3,494)

7. Inventories
The major classes of inventory, net are as follows:

	September 30, 2019	September 30, 2018
Raw materials and supplies	$75,223	$69,176
Work in progress	14,741	19,461
Finished goods and products held for resale	58,223	53,786
Costs of unbilled projects	2,347	1,878
Reserves for excess and obsolete	(13,370)	(9,313)
Inventories, net	$137,164	$134,988
The following is the activity in the reserves for excess and obsolete inventory:

	Year Ended September 30,
	2019	2018	2017
Balance at beginning of period	$(9,313)	$(10,599)	$(10,141)
Additions charged to expense	(5,754)	(419)	(1,004)
Write-offs	1,541	104	947
Foreign currency and other	156	1,601	(401)
Balance at end of period	$(13,370)	$(9,313)	$(10,599)
8. Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	September 30, 2019	September 30, 2018
Machinery and equipment	$488,924	$399,619
Land and buildings	64,165	76,459
Construction in process	40,599	60,803
	593,688	536,881
Less: accumulated depreciation	(260,104)	(216,858)
Property, plant, and equipment, net	$333,584	$320,023
The Company entered into secured financing agreements that require providing a security interest in specified equipment. As of September 30, 2019, the gross and net amounts of those assets are as follows:

	Gross	Net
Machinery and equipment	$48,288	$42,162
Construction in process	2,531	2,531
	$50,819	$44,693
Depreciation expense and maintenance and repairs expense for the years ended September 30, 2019, 2018 and 2017 were as follows:

	Year Ended September 30,
	2019	2018	2017
Depreciation expense	$66,031	$59,017	$53,327
Maintenance and repair expense	23,861	23,343	21,392
9. Goodwill
Changes in the carrying amount of goodwill are as follows:

	Integrated Solutions and Services	Applied Product Technologies	Total
Balance at September 30, 2017	$138,181	$183,732	$321,913
Business combinations	88,080	4,192	92,272
Measurement period adjustment	(404)	(311)	(715)
Foreign currency translation	(1,487)	(637)	(2,124)
Balance at September 30, 2018	224,370	186,976	411,346
Business combinations and divestitures	—	1,738	1,738
Measurement period adjustments	(1,937)	63	(1,874)
Goodwill reclassified to assets held for sale	—	(14,911)	(14,911)
Foreign currency translation	(420)	(2,989)	(3,409)
Balance at September 30, 2019	$222,013	$170,877	$392,890
As of September 30, 2019 and 2018, $151,880 and $147,861, respectively, of goodwill is deductible for tax purposes.
The Company reviewed the recoverability of the carrying value of goodwill of its reporting units. As the fair value of the Company’s reporting units was determined to be in excess of the carrying values at July 1, 2019 and 2018, no further analysis was performed.

10. Other Intangible Assets
Intangible assets consist of the following:

		September 30, 2019
	Estimated Life (years)	Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets
Customer related	5 ‑ 26	$290,407	$(64,548)	$225,859
Proprietary technology	10	50,725	(24,187)	26,538
Trademark	10-15	26,432	(6,245)	20,187
Backlog	1	81,834	(81,834)	—
Other	3	22,868	(14,892)	7,976
Total amortizing intangible assets		472,266	(191,706)	280,560
Indefinite‑lived intangible assets		34,207	—	34,207
Total intangible assets		$506,473	$(191,706)	$314,767

		September 30, 2018
	Estimated Life (years)	Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets
Customer related	5 ‑ 26	$292,115	$(47,348)	$244,767
Proprietary technology	10	49,315	(19,685)	29,630
Trademark	10-15	26,535	(3,563)	22,972
Backlog	1	82,315	(81,764)	551
Other	4	17,175	(8,894)	8,281
Total amortizing intangible assets		467,455	(161,254)	306,201
Indefinite‑lived intangible assets		34,207	—	34,207
Total intangible assets		$501,662	$(161,254)	$340,408
The Company’s indefinite-lived intangible asset relate to Federal hazardous waste treatment management permits obtained for locations operated by the Integrated Solutions and Services segment. The permits are considered perpetually renewable. The Company performs an indefinite-lived intangible asset impairment analysis on an annual basis during the fourth quarter of the year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assessed the carrying value of the permits at the Integrated Solutions and Services segment as of July 1, 2019 using a quantitative analysis outlined in ASU No. 2012-02 to determine whether the existence of events or circumstances would lead to the conclusion that it is more likely than not that the fair values of the permits are less than the carrying amounts. Events and circumstances considered in this review included macroeconomic conditions, new competition, financial performance of the entities which utilizes the permits and other financial and non-financial events. Based on these factors, the Company concluded the fair value of the permits were not more likely than not less than the carrying amounts.

For the amortizing intangible assets, the remaining weighted-average amortization period at September 30, 2019 was as follows:

Years
Customer-related intangibles	11
Proprietary technology	5
Trademarks	7
Other	2
Aggregate net intangible assets	8
Intangible asset amortization was $32,205, $26,843 and $24,559 for the years ended September 30, 2019, 2018 and 2017, respectively. The estimated future amortization expense is as follows:

2020	$29,403
2021	27,682
2022	27,473
2023	26,076
2024	22,591
Thereafter	147,335
Total	$280,560
11. Debt
Long‑term debt consists of the following:

	September 30, 2019	September 30, 2018
First Lien Term Loan, due December 20, 2024	$928,753	$938,230
Revolving Credit Facility	—	—
Equipment Financing, due June 30, 2024 to July 5, 2029	45,960	11,588
Notes Payable, due July 31, 2023	807	2,106
Mortgage, due June 30, 2028	1,635	1,835
Total debt	977,155	953,759
Less unamortized discount and lender fees	(12,138)	(14,129)
Total net debt	965,017	939,630
Less current portion	(13,418)	(11,555)
Total long‑term debt	$951,599	$928,075
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

During the year ended September 30, 2018, certain subsidiaries of the Company entered into two amendments to the Credit Agreement which provided for, among other things, the refinancing of the Existing Term Loans with the proceeds of refinancing term loans, extension of the maturity date to December 20, 2024, the reduction in the interest rate spreads on the Term Loan borrowing to 3.00% and an additional $150,000 borrowed in incremental term loans. In addition, the revolving credit commitment and letters of credit sublimit were increased to $125,000 and $45,000, respectively. The other terms of the Existing Credit Agreement, including rates, remain generally the same. As a result of the incremental borrowings, quarterly principal payments increased to $2,369. At September 30, 2019, the interest rate on borrowings was 5.11%, comprised of 2.11% LIBOR plus the 3.00% spread.

Total deferred fees related to the First Lien Term Loan were $12,138 and $14,129, net of amortization, as of September 30, 2019 and 2018, respectively. These fees were included as a contra liability to debt on the Consolidated Balance Sheets.

At September 30, 2019 and 2018, the Company had no outstanding revolver borrowings and as a result, borrowing availability under the Revolver was $125,000 at September 30, 2019 and 2018, respectively, reduced for outstanding letters of credit. The Company’s outstanding letters of credit under this agreement aggregated approximately $12,956 and $11,777 at September 30, 2019 and 2018, respectively. Unused amounts, defined as total revolver capacity less outstanding letters of credit and revolver borrowings, were $112,044 and $113,223 at September 30, 2019 and 2018, respectively. At September 30, 2019 and 2018, the Company had additional letters of credit of $204 and $64 issued under a separate arrangement, respectively.
  The First Lien Credit Agreement contains limitations on incremental borrowings, is subject to leverage ratios and allows for optional prepayments. Under certain circumstances, the Company may be required to remit excess cash flows as defined based upon exceeding certain leverage ratios. The Company did not exceed such ratios during the year ended September 30, 2019, does not anticipate exceeding such ratios during the year ending September 30, 2020, and therefore does not anticipate any additional repayments during the year ending September 30, 2020.
Equipment Financing
As of September 30, 2019 and 2018, the Company had equipment financings in an aggregate outstanding amount of $45,960 and $11,588, with interest rates ranging from 5.02% to 8.07%, and due dates ranging from June 30, 2024 to July 5, 2029.

Notes Payable
As of September 30, 2019 and 2018, the Company had notes payable in an aggregate outstanding amount of $807 and $2,106, with an interest rate of 6.53%, and a due date of July 31, 2023. These notes are related to certain equipment related contracts and are secured by the underlying equipment and assignment of the related contracts.
Mortgage
On June 29, 2018, the Company's subsidiary MAGNETO special anodes B.V. entered into a 10-year mortgage agreement for €1,600 ($1,744) to finance a facility in the Netherlands, subject to monthly principal payments of €7 ($7) at a blended interest rate of 2.4% with maturity in June 2028. The Company had $1,635 and $1,835 principal outstanding under this facility at September 30, 2019 and 2018, respectively.
Repayment Schedule
Aggregate maturities of all long‑term debt, including current portion of long‑term debt and excluding capital lease obligations as of September 30, 2019, are presented below:

Year Ended September 30,
2020	$13,418
2021	13,589
2022	13,794
2023	13,952
2024	13,864
Thereafter	908,538
Total	$977,155
12. Derivative Financial Instruments
Interest Rate Risk Management
    The Company is subject to market risk exposure arising from changes in interest rates on the senior secured credit facilities, which bear interest at rates that are indexed against LIBOR. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to mitigate its exposure to rising interest rates. To accomplish these objectives, the Company entered into an interest rate cap, designated as a cash flow hedge, to mitigate risks associated with variable rate debt effective November 28, 2018. The LIBOR interest rate cap covers a notional amount of $600,000 of the Company’s senior secured debt, is effective for a period of three years and has a strike rate of 3.5%. Interest rate caps designated as cash flow hedges involve the receipt of stipulated amounts from a counterparty if interest rates rise above the strike rate defined in the contract. The premium paid for the interest rate cap was $2,235 and is being amortized to interest expense over its three-year term using the caplet method. The unamortized premium was $1,614 at September 30, 2019, of which $745 is included in Prepaid and other current assets and the remaining $869 is included in Other non‑current assets. The Company recorded $621 of premium amortization to interest expense during the year ended September 30, 2019, respectively.
Foreign Currency Risk Management
The Company’s functional currency is the U.S. dollar. By operating internationally, the Company is subject to foreign currency risk from transactions denominated in currencies other than the U.S. dollar (“foreign currencies”). To mitigate cross-currency transaction risk, the Company analyzes significant exposures where it has receipts or payments in a currency other than the functional currency of its operations, and from time to time may strategically enter into short-term foreign currency forward contracts to lock in some or all of the cash flows associated with these transactions. The Company is also subject to currency translation risk associated with converting the foreign operations’ financial results into U.S. dollars. The Company uses foreign currency derivative contracts in order to manage the effect of exchange fluctuations on forecasted sales and purchases that are denominated in foreign currencies. To mitigate the impact of foreign exchange rate risk, the Company entered into a series of forward contracts designated as cash flow hedges. As of September 30, 2019, the notional amount of the forward contracts held to sell foreign currencies was $12,917.
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

Derivatives Designated as Cash Flow Hedges
The Company accounts for derivatives and hedging activities in accordance with ASC Topic No. 815, “Derivatives and Hedging” (Topic No. 815). As required by Topic No. 815, the Company records all derivatives on the balance sheet at fair value and adjusts to market on a quarterly basis. The Company’s interest rate cap is valued based on readily observable market inputs, such as quotations on interest rates and LIBOR yield curves at the reporting date. The Company’s foreign currency forward contracts are valued based on quoted forward foreign exchange prices and spot rates at the reporting date. For a derivative that is designated as a cash flow hedge, changes in the fair value of the derivative are recognized in AOCI to the extent the derivative is effective at offsetting the changes in the cash flows being hedged until the hedged item affects earnings. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings in the Consolidated Statements of Operations. The Company recorded no hedge ineffectiveness during the year ended September 30, 2019. The Company does not use derivative financial instruments for trading or speculative purposes.
The following represents the fair value recorded for derivatives designated as cash flow hedges for the periods presented:

		Asset Derivatives
	Balance Sheet Location	September 30, 2019	September 30, 2018
Interest rate cap	Prepaid and other current assets	$19	$—
Foreign currency forward contracts	Prepaid and other current assets	269	282

		Liability Derivative
	Balance Sheet Location	September 30, 2019	September 30, 2018
Foreign currency forward contracts	Accrued expenses and other current liabilities	$154	$67
The following represents the amount of gain (loss) recognized in AOCI (net of tax) during the periods presented:

	Year Ended September 30,
	2019	2018	2017
Interest rate cap	$19	$—	$—
Foreign currency forward contracts	(443)	(118)	(70)
	$(424)	$(118)	$(70)
The following represents the amount of (loss) gain reclassified from AOCI into earnings (effective portion) during the periods presented:

		Year Ended September 30,
	Location of (Loss) Gain	2019	2018	2017
Foreign currency forward contracts	Cost of product sales and services	$(309)	$(76)	$(13)
Foreign currency forward contracts	General and administrative expense	82	18	(35)
Foreign currency forward contracts	Research and development expense	(271)	(39)	(3)
		$(498)	$(97)	$(51)

Based on the fair value amounts of the Company’s cash flow hedges at September 30, 2019, the Company expects that approximately $7 of pre-tax net losses will be reclassified from AOCI into earnings during the next twelve months. The amount ultimately realized, however, will differ as exchange rates vary and the underlying contracts settle. In addition, $745 of caplet amortization will be amortized into interest expense during the next twelve months.
Derivatives Not Designated as Cash Flow Hedges
The following represents the fair value recorded for derivatives not designated as cash flow hedges for the periods presented:

		Asset Derivative
	Balance Sheet Location	September 30, 2019	September 30, 2018
Foreign currency forward contracts	Prepaid and other current assets	$9	$63
13. Product Warranties
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
A reconciliation of the activity related to the accrued warranty, including both the current and long‑term portions, is as follows:

	Current Product Warranties			Non-Current Product Warranties
	Year Ended September 30,			Year Ended September 30,
	2019	2018	2017	2019	2018	2017
Balance at beginning of the period	$8,907	$11,164	$16,860	$3,360	$6,110	$6,449
Business combination recognition	—	—	285	—	—	—
Warranty provision for sales	5,745	4,930	5,970	1,915	654	727
Settlement of warranty claims	(6,529)	(6,836)	(11,817)	(999)	(3,132)	(852)
Foreign currency translation and other	63	(351)	(134)	(350)	(272)	(214)
Amounts reclassified to liabilities held for sale	(3,264)	—	—	(1,594)	—	—
Balance at end of the period	$4,922	$8,907	$11,164	$2,332	$3,360	$6,110
14. Restructuring and Related Charges
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

On October 30, 2018, the Company announced a transition from a three-segment structure to a two-segment operating model designed to better serve the needs of customers worldwide. This new structure was effective October 1,

2018 and combined the Municipal services business with the former Industrial segment into a new segment, Integrated Solutions and Services, a group entirely focused on engaging directly with end users. The former Products segment and Municipal products businesses have been combined into a new segment, Applied Product Technologies, which is focused on developing product platforms to be sold primarily through third party channels. The Company expects to incur approximately $3 million of cash costs through fiscal 2020 as a result of this transition related to other non-employee related business optimizations.
During the year ended September 30, 2017, the Company initiated a Voluntary Separation Plan (“VSP”) that continued throughout the year ended September 30, 2018 and concluded during the six months ended March 31, 2018. The VSP plan included severance payments to employees as a result of streamlining business operations for efficiency, elimination of redundancies, and reorganizing business processes.

The table below sets forth the amounts accrued for the restructuring components and related activity:

	Year Ended September 30,
	2019	2018	2017
Balance at beginning of the period	$710	$3,542	$13,217
Restructuring charges related to two-segment realignment	11,090	—	—
Restructuring charges related to other initiatives (including VSP)	2,444	11,085	32,392
Write-off charge and other non‑cash activity	(541)	(663)	(727)
Cash payments	(12,966)	(13,280)	(41,432)
Other adjustments	(82)	26	92
Balance at end of the period	$655	$710	$3,542
The balances for accrued restructuring liabilities at September 30, 2019 and 2018, are recorded in Accrued expenses and other liabilities on the Consolidated Balance Sheets. Restructuring charges primarily represent severance charges. The Company expects to pay the remaining amounts accrued as of September 30, 2019 during the first half of 2020.

The table below sets forth the location of amounts recorded above on the Consolidated Statements of Operations:

	Year Ended September 30,
	2019	2018	2017
Cost of product sales and services	$6,257	$3,897	$14,574
General and administrative expense	5,531	4,775	7,877
Sales and marketing expense	1,082	908	8,727
Research and development expense	123	606	487
Other operating (income) expense, net	—	236	—
	$12,993	$10,422	$31,665
The Company continues to evaluate restructuring activities that may result in additional charges in the future.
15. Employee Benefit Plans
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
The changes in projected benefit obligations, plan assets and the funded status of the UK and German defined benefit plans as of and for the years ended September 30, 2019 and 2018, respectively, are as follows:

	2019	2018
Change in projected benefit obligation
Projected benefit obligation at prior year measurement date	$35,541	$34,803
Service cost	898	933
Interest cost	699	466
Actuarial losses	8,056	76
Benefits paid from company assets	(139)	(294)
Plan amendment	113	—
Foreign currency exchange impact	(2,220)	(443)
Projected benefit obligation at measurement date	42,948	35,541
Change in plan assets
Fair value of assets at prior year measurement date	24,583	25,055
Actual return on plan assets	2,269	145
Benefits paid	(48)	(271)
Employer contribution	175	211
Foreign currency exchange impact	(1,454)	(557)
Fair value of assets at measurement date	25,525	24,583
Funded status and amount recognized in assets and liabilities	$(17,423)	$(10,958)
Amount recognized in assets and liabilities
Other non‑current assets	$2,655	$2,558
Other non‑current liabilities	$(20,078)	$(13,516)
Amount recognized in accumulated other comprehensive loss, before taxes
Actuarial loss	$11,251	$5,607
The following table provides summary information for the German plan where the projected benefit obligation and accumulated benefit obligation are in excess of plan assets:

	September 30, 2019	September 30, 2018
Projected benefit obligation	$42,948	$27,181
Accumulated benefit obligation	$22,469	$24,864
Fair value of plan assets	$25,525	$13,665
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

	2019	2018
Discount rate	0.80% - 1.97%	1.90% - 2.97%
Expected long‑term rate of return on plan assets	0.90% - 1.98%	0.90% - 3.12%
Salary scale	2.25% - 4.44%	2.25% - 4.58%
Pension increases	1.00% - 3.38%	1.00% - 3.46%
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
The actual overall asset allocation for the UK pension plan as compared to the investment policy goals as of September 30, 2019 was as follows by asset category:

	2019 Actual	2019 Target
Equity	49.6%	23.5%
Index‑linked gilts	37.6%	76.5%
Cash	12.8%	—%
Pension expense for the German and UK plans were as follows:

	Year Ended September 30,
	2019	2018	2017
Service cost	$898	$933	$1,137
Interest cost	699	742	606
Expected return on plan assets	(440)	(470)	(476)
Amortization of actuarial losses	371	299	797
Pension expense for defined benefit plans	$1,528	$1,504	$2,064
The components of pension expense, other than the service cost component which is included in General and administrative expense, are included in the line item Other operating expense in the Consolidated Statements of Operations.
Benefits expected to be paid to participants of the plans are as follows:

Year Ended September 30,
2020	$310
2021	294
2022	526
2023	507
2024	575
Five years thereafter	5,089
Total	$7,301

Defined Contribution Plans
The Company maintains a defined contribution 401(k) plan, which covers all U.S.-based employees who meet minimum age and length of service requirements. Plan participants can elect to defer pre-tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company matches 100% of eligible participants’ deferrals that do not exceed 6% of their pay (subject to limitations imposed by the Internal Revenue Code). The Company’s matching contributions were $14,533, $12,955 and $13,026 for the years ended September 30, 2019, 2018 and 2017, respectively.
Employees in the UK and Germany also participate in a defined contribution plan maintained by the Company. For the years ended September 30, 2019, 2018 and 2017, contributions made to the Company’s plan in the UK and Germany were $796, $707 and $739, respectively.
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
16. Income Taxes
For financial reporting purposes, (loss) income before income taxes includes the following components:

	Year Ended September 30,
	2019	2018	2017
Domestic	$(9,140)	$(8,613)	$12,833
Foreign	10,256	17,879	994
Income before income taxes	$1,116	$9,266	$13,827

The components of income tax (expense) benefit were as follows:

	Year Ended September 30,
	2019	2018	2017
Current:
Federal	$—	$—	$(876)
State	(400)	(911)	—
Foreign	(7,239)	(6,703)	(5,268)
	(7,639)	(7,614)	(6,144)
Deferred:
Federal	(3,597)	6,311	(2,350)
State	196	(209)	(421)
Foreign	1,453	130	1,498
	(1,948)	6,232	(1,273)
Total income tax expense	$(9,587)	$(1,382)	$(7,417)
For the year ended September 30, 2019, the U.S. federal statutory rate was 21% and for the year ended September 30, 2018, the U.S. federal statutory rate was 24.5%, a blended rate based upon the number of days in fiscal 2018 that the company will be taxed at the former statutory rate of 35% and the number of days that it will be taxed at the new rate of 21.0%.

A reconciliation of income tax (expense) benefit and the amount computed by applying 21% for the year ended September 30, 2019, the blended statutory federal income tax rate of 24.5% for the year ended September 30, 2018 and 35% for the year ended September 30, 2017 to income from operations before income taxes was as follows:

	Year Ended September 30,
	2019	2018	2017
Income tax (expense) benefit at the federal statutory rate of 21%	$(234)	$(2,270)	$(4,839)
State and local income taxes, net of federal tax benefit	(204)	(1,053)	(34)
Foreign tax rate differential	(1,471)	(2,389)	914
Nondeductible transaction costs	—	(1,489)	—
Nondeductible interest expense	(1,073)	(853)	(1,396)
Meals and entertainment expense	(953)	(553)	(649)
U.S. tax on foreign earnings	(1,421)	—	—
Nondeductible legal expenses	(112)	—	(859)
Other nondeductible expenses	(223)	(47)	(488)
Impact of tax rate changes	(548)	3,626	—
Valuation allowances	(3,886)	(4,218)	(2,264)
Share-based compensation in excess of accounting	475	5,156	—
Nondeductible loss on sale of subsidiary	—	1,131	—
Return-to-provision adjustments	(655)	449	895
Non-controlling interest	221	428	1,486
Net benefit of foreign R&D expenses	191	336	(1,060)
Transaction related contingent liabilities	(58)	89	—
Puerto Rico taxes, net of federal benefit	—	—	(556)
Contingent liabilities - warranty	93	—	566
Contingent liabilities - long term disability	—	—	105
Foreign R&D credit	—	—	1,165
Foreign withholding taxes	369	—	—
Non-deductible exchange gain or loss	(587)	—	—
Deferred tax adjustments	2,016	—	—
Accrued tax adjustments	(1,348)	—	—
Tax benefits of other comprehensive income	(154)	—	—
Other	(25)	275	(403)
Total	$(9,587)	$(1,382)	$(7,417)
Annual Tax (Expense) Benefit
For the year ended September 30, 2019, tax expense differed from tax expense based on the Company’s blended U.S. federal statutory tax rate principally due to the unfavorable impact of maintain a valuation allowance against U.S., state and certain foreign deferred tax assets, providing tax expense on U.S. deferred tax liabilities associated with indefinite lived intangible assets and non-deductible interest expense at certain holding company locations.
For the year ended September 30, 2019, the Company provided tax expense of $9,587 as compared to expense of $1,382 for the fiscal year ended September 30, 2018. This increase in expense was primarily the result of the favorable impact included in the prior fiscal year related to the reduction of the U.S. federal tax rate which required the remeasurement of U.S. deferred tax liabilities associated with indefinite lived intangible assets and the favorable impact of current year acquisitions for which the acquired deferred tax liabilities generated a reduction in the amount of valuation allowance required against the Company’s existing U.S. and state deferred tax assets.
For the year ended September 30, 2018, the Company provided tax expense of $1,382 as compared to expense of $7,417 in the fiscal year ended September 30, 2017. This reduction in expense was primarily the result of the favorable impact of the reduction of the U.S. federal tax rate which required the remeasurement of U.S. deferred tax liabilities associated with indefinite lived intangible assets and the favorable impact of current year acquisitions for which the acquired deferred tax liabilities generated a reduction in the amount of valuation allowance required against the Company’s existing U.S. and state deferred tax assets.
Significant components of deferred tax assets and liabilities were as follows:

	September 30, 2019	September 30, 2018
Deferred Tax Assets
Receivable allowances	$1,018	$975
Reserves and accruals	24,473	16,813
Inventory valuation and other assets	4,989	3,772
Investment in partnership	2,569	4,345
Unrealized foreign exchange gains (losses)	6,730	4,632
Other deferred taxes	897	704
Disallowed interest	7,096	—
Net operating loss carryforwards	49,786	42,392
Gross deferred tax assets	97,558	73,633
Less: Valuation allowance	(41,084)	(36,683)
Deferred tax assets less valuation allowance	56,474	36,950
Deferred Tax Liabilities
Goodwill	(9,801)	(7,231)
Fixed assets	(38,293)	(20,372)
Intangibles	(15,720)	(15,717)
Other deferred tax liabilities	(3,418)	(2,287)
Gross deferred tax liabilities	(67,232)	(45,607)
Net deferred tax liabilities	$(10,758)	$(8,657)
Accounting standards require that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This assessment requires significant judgement, and in making this evaluation, the Company considers all available positive and negative evidence, including the potential to carryback net operating losses and credits, the future reversal of certain taxable temporary differences, actual and forecasted results, and tax planning strategies that are both prudent and feasible. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three‑year period ended September 30, 2019. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future growth.
After considering all available evidence, both positive and negative, management determined that a valuation allowance was necessary in certain jurisdictions. As of September 30, 2019, the company maintains a full valuation allowance against its net deferred tax assets (excluding deferred tax liabilities related to indefinite lived intangibles) in the U.S., Germany, and the UK. A partial valuation allowance is maintained in the Netherlands related to deferred tax assets generated prior to the Magneto acquisition that are not expected to be realized.

A reconciliation of the valuation allowance on deferred tax assets is as follows:

	Year Ended September 30,
	2019	2018	2017
Valuation allowance beginning of period	$36,683	$48,573	$47,846
Change in assessment	(865)	—	—
Current year operations	3,495	(1,435)	3,398
Foreign currency and other	2,254	71	(953)
Acquisitions	(483)	(10,526)	(1,718)
Valuation allowance end of period	$41,084	$36,683	$48,573
Subject to the assets held for sale, the Company does not anticipate that it will dispose any of its foreign subsidiaries in the foreseeable future and as such has not recorded a U.S. deferred tax asset where the tax basis exceeds the financial reporting basis of these investments. Additionally, the Company has not provided a U.S. deferred tax liability on the excess of financial reporting over tax basis of its investments.
As of September 30, 2019, 2018 and 2017, undistributed earnings of non-U.S. affiliates were approximately $49,480, $36,879 and $5,218, respectively, which are considered to be indefinitely reinvested. Upon distribution of these earnings the Company may be subject to U.S. income taxes and foreign withholding taxes. The amount of taxes that may be payable on remittance of these earnings is dependent on the tax laws and profile of the Company at that time and the availability of foreign tax credits in the year in which such earnings are remitted. Therefore, it is not practicable to estimate the amount of taxes that may be payable when these earnings are remitted in the future.
The Company utilizes the more-likely-than-not standard in recognizing a tax benefit in its financial statements. For the year ended September 30, 2019, the Company had unrecognized tax benefits. The Company did not have unrecognized tax benefits for the years ended September 30, 2018 or 2017.
The following is a reconciliation of the Company’s total gross unrecognized tax benefits:

	Year Ended September 30,
	2019	2018	2017
Balance as of beginning of period	$—	$—	$—
Tax positions related to the current year
Additions	—	—	—
Tax positions related to prior years
Additions	1,075	—	—
Expiration of statutes of limitations	—	—	—
Balance as of end of period	$1,075	$—	$—
At September 30, 2019, the Company has classified $1,075 as a current liability. The amount of unrecognized tax benefits is not expected to change significantly during the next 12 months. If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, the amount that would affect the Company’s effective tax rate is approximately $1,075 at September 30, 2019. No such amounts would affect the Company’s effective tax rate at September 30, 2018.
The Company classifies interest expense and, if applicable, penalties which could be assessed related to unrecognized tax benefits as component of income tax (expense) benefit. For the year ended September 30, 2019, the Company recognized approximately $(95) of gross interest and penalties, respectively, which was accrued for at September 30, 2019. No such amounts were recognized for the years ended September 30, 2018 and 2017, respectively.
Tax attributes available to reduce future taxable income begin to expire as follows:

	September 30, 2019	First year of Expiration
Federal net operating loss	$197,122	September 30, 2034
State net operating loss	94,082	September 30, 2019
Foreign net operating loss	2,814	September 30, 2023
Foreign net operating loss (Germany and the UK)	18,806	Indefinitely
The Company is subject to audit in the U.S. as well as various states and foreign jurisdictions. The following table summarizes the Company’s earliest open tax years by major jurisdiction as of September 30, 2019:

Jurisdiction	Open Tax Years
United States	2015-2019
Australia	2015-2019
Canada	2015-2019
China	2014-2018
Germany	2015-2019
Netherlands	2014-2019
Singapore	2015-2019
United Kingdom	2017-2019
Effects of the Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act (the Tax Act) introduced new provisions that were effective January 1, 2018 and changed how certain provisions are calculated beginning with the year ended September 30, 2018. These provisions included additional limitations on certain meals and entertainment expenses, and the inclusion of commissions and performance-based compensation in determining the excessive compensation limitation applicable to certain employees, a limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income, a limitation on the use of net operating losses generated after fiscal 2018 to 80% of taxable income, an incremental tax (base erosion anti-abuse tax or BEAT) on excessive amounts paid to foreign related parties. These new provisions did not have a material impact to the Company’s tax expense. The Tax Act also created a provision known as GILTI that imposes a tax on certain earnings of foreign subsidiaries. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its Consolidated Financial Statements for the year ended September 30, 2018.
Amounts recorded where accounting is complete principally related to the reduction in the U.S. corporate income tax rate to 21%, which resulted in the Company reporting an income tax benefit of $3,641 to remeasure deferred taxes liabilities associated with indefinite lived intangible assets that will reverse at the new 21% rate. Absent this deferred tax liability, the Company is in a net deferred tax asset position that is fully offset by a valuation allowance. Though the tax effected net deferred tax asset changed, the movement was offset by movement in the valuation allowance with a net tax effect of $0.
17. Share-Based Compensation
The Company designs equity compensation plans to attract and retain employees while also aligning employees’ interests with the interests of the Company’s shareholders. In addition, members of the Company’s Board of Directors (the “Board”) participate in equity compensation plans in connection with their service on the Company’s Board.
The Company established the Evoqua Water Technologies Corp. Stock Option Plan (the “Stock Option Plan”) shortly after the acquisition date of January 16, 2014. The plan allows certain management employees and the Board to purchase shares in Evoqua Water Technologies Corp. Under the Stock Option Plan, the number of shares available for award was 11,083. As of September 30, 2019, there were approximately 1,704 shares available for future grants, however, the Company does not currently intend to make additional grants under the Stock Option Plan.
In connection with the IPO, the Board adopted and the Company’s shareholders approved the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (the “Equity Incentive Plan”), under which equity awards may be made in the respect of 5,100 shares of common stock of the Company. Under the Equity Incentive Plan, awards may be granted in the form of options, restricted stock, restricted stock units (“RSU”), stock appreciation rights, dividend equivalent rights, share awards and performance-based awards (including performance share units and performance-based restricted stock). As of September 30, 2019, there were approximately 2,008 shares available for grants under the Equity Incentive Plan.
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
    A summary of the stock option activity for the years ended September 30, 2019 and 2018 is presented below:

(In thousands, except per share amounts)	Options	Weighted Average Exercise Price/Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2017	9,060	5.18	7.5 years
Granted	1,380	20.94
Exercised	(1,303)	4.80
Forfeited	(164)	10.37
Expired	—	—
Outstanding at September 30, 2018	8,973	$7.57	6.9 years	$95,864
Granted	1,114	$12.74
Exercised	(930)	$5.22
Forfeited	(511)	$12.43
Cancelled	(27)	20.88
Expired	—	—
Outstanding at September 30, 2019	8,619	$8.15	6.3 years	$80,826
Options exercisable at September 30, 2019	6,240	$5.70	5.4 years	$71,757
Options vested and expected to vest at September 30, 2019	8,560	$8.11	6.3 years	$80,606
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options of the date of exercise) during the year ended September 30, 2019 was $4,941. During the year ended September 30, 2019, $363 was received from the exercise of stock options. The remaining stock options exercised during the year ended September 30, 2019 were effected through a cashless net exercise.

A summary of the status of the Company's nonvested stock options as of and for the years ended September 30, 2019, 2018 and 2017 is presented below.

	2019		2018		2017
(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share	Shares	Weighted Average Grant Date Fair Value/Share	Shares	Weighted Average Grant Date Fair Value/Share
Nonvested at beginning of period	3,335	$4.11	4,300	$1.36	5,931	$1.15
Granted	1,114	$3.87	1,380	$7.91	1,039	$2.12
Vested	(1,559)	$2.61	(2,180)	$1.20	(2,002)	$1.23
Forfeited	(511)	$4.38	(165)	$3.27	(668)	$1.00
Nonvested at end of period	2,379	$4.96	3,335	$4.11	4,300	$1.36
The total fair value of options vested during the year was $4,064, $2,623 and $2,514 for the years ended September 30, 2019, 2018 and 2017, respectively.
Restricted Stock Units
The following is a summary of the RSU activity for the years ended September 30, 2019 and 2018. On November 2, 2019, 1,158 stock-settled RSUs vested, resulting in the issuance of 739 shares of common stock to the grantees and 419 shares of common stock to treasury to satisfy withholding tax obligations.

	Shares	Weighted Average Grant Date Fair Value/Share
Outstanding at September 30, 2017	—	$—
Granted	1,224	$20.88
Forfeited	(11)	$20.88
Outstanding at September 30, 2018	1,213	$20.88
Granted	883	$12.69
Vested	(24)	$20.75
Forfeited	(70)	$15.84
Outstanding at September 30, 2019	2,002	$17.45
Vested and expected to vest at September 30, 2019	1,946	$17.50
Expense Measurement and Recognition
The Company recognizes share-based compensation for all current award grants and, in future periods, will recognize compensation costs for the unvested portion of previous award grants based on grant date fair values. Total share-based compensation expense was $19,978 during the year ended September 30, 2019, of which $19,903 was non-cash. Share-based compensation expense was $15,742 and $2,251 during the years ended September 30, 2018 and 2017, respectively.
Reported non-cash share-based compensation expense was classified on the Consolidated Statements of Operations as shown in the following table:

	Year Ended September 30,
	2019	2018	2017
Cost of services	$142	$80	$43
General and administrative	19,761	15,662	2,208
	$19,903	$15,742	$2,251
The unrecognized compensation expense related to stock options and RSUs was $9,117 and $8,531, respectively at September 30, 2019, and is expected to be recognized over a weighted average period of 2.5 years and 1.1 years, respectively.
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
Option valuation assumptions for options granted are as follows:

Year Ended September 30,
	2019	2018	2017
Expected volatility	26.3% -30.0%	23.5% - 34.3%	25.30% ‑ 28.70%
Expected dividends	—	—	—
Expected term (in years)	5.6 - 6.0	6.0 - 6.1	6.0 - 6.1
Risk free rate	1.5% - 2.6%	2.5% - 2.8%	1.89% ‑ 1.93%
Grant date fair value per share of options granted	$3.14 - $7.06	$5.58 - $7.96	$2.13 ‑ $2.41
The risk‑free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. As the Company has little history with respect to volatility of share prices the expected volatility is not based on realized volatility. The Company, as permitted under ASC 718, has identified guideline public companies who are participants in the Company’s markets. The Company obtained share price trading data from the guideline companies and based their estimate of expected volatility on the implied volatility of the guideline companies in addition to the Company’s own implied volatility. As the guideline companies are comparable in most significant respects, the Company believes they represent an appropriate basis for estimating expected volatility.
Employee Stock Purchase Plan
Effective October 1, 2018, the Company implemented an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s stock at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last business day of a six-month purchase period within the offering period. These purchases were offered twice throughout fiscal 2019, and were paid by employees through payroll deductions over the respective six month purchase period, at which point the stock was be transferred to the employees. On December 21, 2018, the Company registered 11,297 shares of common stock, par value $0.01 per share, of which 5,000 are available for future issuance under the ESPP. During the year ended September 30, 2019, the Company incurred compensation expense of $400, primarily in salaries and wages in respect of the ESPP, representing the fair value of the discounted price of the shares. These amounts are included in the total share-based compensation expense above. On April 1, 2019 and October 1, 2019, 46 shares and 58 shares, respectively, were issued under the ESPP plan.

18. Other Comprehensive Loss
The components of accumulated other comprehensive (loss) were:

	September 30, 2019	September 30, 2018
Foreign currency translation loss	$(2,705)	$(4,212)
Pension benefit plans, net of tax benefit of $776 and $700	(10,475)	(4,907)
Unrealized derivative gain on cash flow hedges, net of tax expense of $135 and $289	176	102
Total accumulated other comprehensive loss	$(13,004)	$(9,017)
The gains (losses) in accumulated other comprehensive (loss) by component, net of tax, for the years ended September 30, 2019, 2018 and 2017 are as follows:

	Foreign currency translation	Pension plans	Cash flow Hedges
Balance at September 30, 2016	$(887)	$(9,926)	$142
Other comprehensive income (loss) before reclassifications	148	4,553	(70)
Amounts (loss) reclassified from accumulated other comprehensive loss into earnings	—	—	51
Balance at September 30, 2017	$(739)	$(5,373)	$123
Other comprehensive (loss) income before reclassifications	(3,473)	167	(118)
Amounts (loss) reclassified from accumulated other comprehensive loss into earnings	—	299	97
Balance at September 30, 2018	(4,212)	(4,907)	102
Other comprehensive income (loss) before reclassifications	1,507	(5,939)	(424)
Amounts (loss) reclassified from accumulated other comprehensive loss into earnings	—	371	498
Balance at September 30, 2019	$(2,705)	$(10,475)	$176
Amounts reclassified out of other comprehensive loss related to the amortization of actuarial losses are included in pension expense. Refer to Note 12, “Derivative Financial Instruments” for the location in the Consolidated Statements of Operations of amounts reclassified out of other comprehensive loss related to cash flow hedges.
19. Concentration of Credit Risk
The Company’s cash and cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. The Company’s trade receivables do not represent a significant concentration of credit risk at September 30, 2019 and 2018 due to the wide variety of customers and markets into which products are sold and their dispersion across geographic areas. The Company does perform ongoing credit evaluations of its customers and maintains an allowance for potential credit losses on trade receivables. As of and for the years ended September 30, 2019, 2018 and 2017, no customer accounted for more than 10% of net sales or net accounts receivable.
The Company operates predominantly in ten countries worldwide and provides a wide range of proven product brands and advanced water and wastewater treatment technologies, mobile and emergency water supply solutions and service contract options through its Integrated Solutions and Services and Applied Product Technologies segments. The Company is a multi-national business but its sales and operations are primarily in the U.S. Sales to unaffiliated customers are based on the Company locations that maintain the customer relationship and transacts the external sale.

The following tables set forth external net revenue, net of intercompany eliminations, and net asset information by region:

	Year Ended September 30,
	2019	2018	2017
Sales to external customers
United States	$1,147,649	$1,067,636	$1,033,404
Rest of World	296,792	271,905	214,020
Total	$1,444,441	$1,339,541	$1,247,424

	September 30, 2019	September 30, 2018
Net Assets
United States	$324,887	$332,624
Rest of World	40,935	29,392
	365,822	362,016

Long Lived Assets
United States	304,088	286,193
Rest of World	29,496	33,830
	$333,584	$320,023
20. Related‑Party Transactions
Transactions with Investors
Prior to the IPO, the Company paid an advisory fee of $333 per quarter to AEA Investors LP (“AEA”), the private equity firm and ultimate majority shareholder. In addition, the Company reimburses AEA for normal and customary expenses incurred by AEA on behalf of the Company. The Company incurred expenses, excluding advisory fees, of $20, $328 and $288 for the years ended September 30, 2019, 2018 and 2017, respectively. The Company owed no amounts to AEA at September 30, 2019 and 2018, respectively.
Transactions with Customers and Employees
The Company also has a related party relationship with one of their customers, who is also a shareholder of the Company. The Company had sales to this customer of $2,476, $3,603 and $3,917, respectively, for the years ended September 30, 2019, 2018 and 2017 and was owed $518 and $3,139 from them at September 30, 2019 and 2018, respectively.
21. Commitments and Contingencies
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
Total rent expense was $20,088, $18,864 and $15,267 for the years ended September 30, 2019, 2018 and 2017, respectively.

Future minimum aggregate rental payments under non-cancelable operating leases are as follows:

Year Ended September 30,
2020	$15,994
2021	12,714
2022	8,554
2023	6,147
2024	4,073
Thereafter	8,765
Total	$56,247
Capital Leases
The Company leases certain equipment under leases classified as capital leases. The leased equipment is depreciated on a straight line basis over the life of the lease and is included in depreciation expense on the Consolidated Statements of Operations.
The gross and net carrying values of the equipment under capital leases as of September 30, 2019 and 2018 was as follows:

	September 30, 2019	September 30, 2018
Gross carrying amount	$69,760	$52,314
Net carrying amount	36,337	31,116
The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of September 30, 2019.

Year Ended September 30,
2020	$13,663
2021	10,328
2022	7,628
2023	5,033
2024	2,987
Thereafter	1,957
Total	41,596
Less amount representing interest (at rates ranging from 1.71% to 9.71%)	5,451
Present value of net minimum capital lease payments	36,145
Less current installments of obligations under capital leases	17,859
Obligations under capital leases, excluding current installments	$18,286
The current installments of obligations under capital leases are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. Obligations under capital leases, excluding current installments, are included in other non-current liabilities on the Consolidated Balance Sheets.
The Company is a lessor to multiple parties. The Company purchases equipment through internal funding or bank debt equal to the fair market value of the equipment. The equipment is then leased to customers for periods ranging from five to twenty years. As of September 30, 2019, future minimum lease payments receivable under operating leases are as follows:

Year Ended September 30,
2020	$5,986
2021	5,044
2022	5,072
2023	4,090
2024	3,967
Thereafter	55,737
Future minimum lease payments	$79,896
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
As of September 30, 2019 and 2018 the Company had Revolving Credit capacity to issue of $45,000 with letters of credit outstanding of $12,956 and $11,777, respectively, and remaining available of $32,044 and $33,223, respectively, under the Company's credit arrangements. As of September 30, 2019 and 2018 the Company had Surety capacity from surety underwriters of $220,000 and $200,000 with surety issuance of $144,717 and $123,427 and remaining available of $75,283 and $76,573. Additionally, as of September 30, 2018, the Company had letters of credit and surety bonds totaling $857 and $2,469, respectively, outstanding under the Company's prior arrangement with Siemens. No such amounts were outstanding as of September 30, 2019. The longest maturity date of letters of credit and surety bonds in effect as of September 30, 2019 was March 26, 2029.
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

22. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	September 30, 2019	September 30, 2018
Salaries, wages and other benefits	$35,206	$34,688
Obligation under capital leases	17,859	12,236
Third party commissions	11,394	5,097
Taxes, other than income	5,215	11,561
Insurance liabilities	4,895	5,005
Provisions for litigation	1,533	1,137
Severance payments	655	710
Earn-outs related to acquisitions	611	770
Other	24,471	26,468
	$101,839	$97,672
23. Business Segments
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

The Company evaluates its business segments’ operating results based on revenue, earnings before interest, taxes, depreciation and amortization, and certain other charges that are specific to the activities of the respective segments. Corporate activities include general corporate expenses, elimination of intersegment transactions, interest income and expense and certain other charges. Certain other charges include restructuring and other business transformation charges that have been undertaken to align and reposition the Company to the current reporting structure, acquisition related costs (including transaction costs, certain integration costs and recognition of backlog intangible assets recorded in purchase accounting) and share-based compensation charges.
Since certain administrative costs and other operating expenses have not been allocated to business segments, the results in the below table are not necessarily a measure computed in accordance with generally accepted accounting principles and may not be comparable to other companies.
The tables below provide segment information for the periods presented and a reconciliation to total consolidated information:

	Year Ended September 30,
	2019	2018	2017
Total sales
Integrated Solutions and Services	$919,985	$844,851	$753,858
Applied Product Technologies	631,332	579,291	567,820
Total sales	1,551,317	1,424,142	1,321,678
Intersegment sales
Integrated Solutions and Services	9,151	9,217	8,524
Applied Product Technologies	97,725	75,384	65,730
Total intersegment sales	106,876	84,601	74,254
Sales to external customers
Integrated Solutions and Services	910,834	835,634	745,334
Applied Product Technologies	533,607	503,907	502,090
Total sales	1,444,441	1,339,541	1,247,424
Earnings before interest, taxes, depreciation and amortization (EBITDA)
Integrated Solutions and Services	205,810	186,824	168,182
Applied Product Technologies	87,052	88,682	100,634
Corporate	(134,954)	(122,800)	(121,726)
Total EBITDA	157,908	152,706	147,090
Depreciation and amortization
Integrated Solutions and Services	57,217	48,781	43,583
Applied Product Technologies	17,675	16,734	16,007
Corporate	23,344	20,345	18,296
Total depreciation and amortization	98,236	85,860	77,886
Income (loss) from operations
Integrated Solutions and Services	148,593	138,043	124,599
Applied Product Technologies	69,377	71,948	84,627
Corporate	(158,298)	(143,145)	(140,022)
Total income from operations	59,672	66,846	69,204
Interest expense	(58,556)	(57,580)	(55,377)
Income before income taxes	1,116	9,266	13,827
Income tax expense	(9,587)	(1,382)	(7,417)
Net (loss) income	$(8,471)	$7,884	$6,410
Capital expenditures
Integrated Solutions and Services	73,656	$58,464	$45,611
Applied Product Technologies	7,589	11,501	5,282
Corporate	7,624	10,748	6,882
Total Capital expenditures	$88,869	$80,713	$57,775

	September 30, 2019	September 30, 2018
Assets
Integrated Solutions and Services	$762,707	$711,622
Applied Product Technologies	657,879	677,993
Corporate	317,262	274,002
Total assets	1,737,848	1,663,617
Goodwill
Integrated Solutions and Services	222,013	224,370
Applied Product Technologies	170,877	186,976
Total goodwill	$392,890	$411,346
24. Earnings Per Share
The following table sets forth the computation of basic and diluted income from continuing operations per common share:

	Year Ended September 30,
(In thousands, except per share data)	2019	2018	2017
Numerator:
Net (loss) income attributable to Evoqua Water Technologies Corp.	$(9,523)	$6,135	$2,163
Denominator:
Denominator for basic net income per common share—weighted average shares	114,703	113,944	104,964
Effect of dilutive securities:
Share‑based compensation	—	6,221	4,724
Denominator for diluted net loss per common share—adjusted weighted average shares	114,703	120,165	109,688
Basic (loss) income per common share	$(0.08)	$0.05	$0.02
Diluted (loss) income per common share	$(0.08)	$0.05	$0.02
Since the Company was in a net loss position for the year ended September 30, 2019, there was no difference between the number of shares used to calculate basic and diluted loss per share. Because of their anti-dilutive effect, 3,356 common share equivalents, comprised of employee stock options, have been excluded from the diluted EPS calculation for the year ended September 30, 2019.

25. Quarterly Financial Data
(Unaudited, in thousands, except per share data)

Three months ended	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019
Revenue from product sales and services	$323,002	$348,628	$360,343	$412,468
Gross profit	88,730	95,611	111,294	130,327
Interest expense	(14,443)	(14,474)	(14,842)	(14,797)
Income tax benefit (expense)	4,514	4,579	(7,959)	(10,721)
Net (loss) income	(16,288)	1,573	4,290	1,954
Net (loss) income attributable to Evoqua Water Technologies, Corp	(16,730)	1,384	4,135	1,688
Basis (loss) earnings per common share	$(0.15)	$0.01	$0.04	$0.01
Diluted (loss) earnings per common share	$(0.15)	$0.01	$0.03	$0.01

Three months ended	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018
Revenue from product sales and services	$297,051	$333,690	$342,475	$366,326
Gross profit	88,379	107,997	102,007	106,350
Interest expense	(17,243)	(10,810)	(12,370)	(17,157)
Income tax benefit (expense)	4,410	(2,018)	(1,433)	(2,342)
Net (loss) income	(3,005)	12,980	1,035	(3,128)
Net (loss) income attributable to Evoqua Water Technologies, Corp	(3,713)	12,503	793	(3,450)
Basis (loss) earnings per common share	$(0.03)	$0.11	$0.01	$(0.03)
Diluted (loss) earnings per common share	$(0.03)	$0.10	$0.01	$(0.03)

26. Subsequent Events
On October 1, 2019, the Company acquired a 60% investment position in San Diego-based Frontier Water Systems, LLC (“Frontier”). Frontier is a pioneer in the development of patented, engineered equipment packages for high-rate treatment and removal of selenium, nitrate and other metals from complex water systems. Frontier will be part of the Integrated Solutions and Services segment
On October 3, 2019, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with DuPont de Nemours, Inc. (“DuPont”), pursuant to which the Company will divest their Memcor® low pressure membrane product line (including the product line’s global workforce, its manufacturing site in Windsor, Australia, associated operations and intellectual property) (“Memcor”) to DuPont (the “Transaction”). In connection with the Transaction, DuPont will purchase 100% of the corporate capital of the Australian Subsidiaries and all of the assets related to the Memcor® low pressure membrane product line. The aggregate purchase price to be paid by DuPont in the Transaction is $110 million in cash, subject to certain post-closing purchase price adjustments as described in the Agreement. The Agreement contains representations, warranties and covenants customary for dispositions of this type. The Company currently expects the Transaction to close in the first quarter of fiscal 2020, subject to customary closing conditions. The Company and DuPont have a history of collaboration, and following the Transaction, Dupont will continue to supply the Company with Memcor® products. As of a result of this transaction, all of the assets and liabilities associated with the Memcor product line were moved to Held for Sale on the Consolidated Balance Sheets and Consolidated Statements of Changes in Cash Flows. Memcor is part of the Applied Product Technologies segment.

On November 2, 2019, 1,158 stock-settled RSUs vested, resulting in the issuance of 739 shares of common stock to the grantees and 419 shares of common stock to treasury to satisfy withholding tax obligations.

Evoqua Water Technologies Corp.
Supplementary Financial Information

SCHEDULE I-Evoqua Water Technologies Corp.
(Parent company only)
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2019	September 30, 2018
ASSETS
Current assets	$335	$129
Cash and cash equivalents	121	76
Prepaid and other current assets	214	53
Investment in affiliate	385,175	376,555
Total assets	$385,510	$376,684
LIABILITIES AND EQUITY
Due to affiliates	9,747	8,812
Total liabilities	9,747	8,812

Common stock, par value $0.01: authorized 1,000,000 shares; issued 116,008 shares, outstanding 114,344 at September 30, 2019; issued 115,016, outstanding 113,929 shares at September 30, 2018	1,154	1,145
Treasury stock: 1,664 shares at September 30, 2019 and 1,087 shares at September 30, 2018	(2,837)	(2,837)
Additional paid‑in capital	552,422	533,435
Retained deficit	(174,976)	(163,871)
Total shareholders’ equity	375,763	367,872
Total liabilities and shareholder’s equity	$385,510	$376,684

SCHEDULE I-Evoqua Water Technologies Corp.
(Parent company only)
Condensed Statements of Operations
(In thousands)

	Year Ended September 30,
	2019	2018	2017
Other operating income	$73	$78	$29
General and administrative expense	(303)	(2,142)	—
Net (loss) income of subsidiaries	(9,293)	8,199	2,134
(Loss) income before taxes	(9,523)	6,135	2,163
Benefit for income taxes	—	—	—
Net (loss) income	$(9,523)	$6,135	$2,163

SCHEDULE 1-Evoqua Water Technologies Corp.
Condensed Statements of Changes in Cash Flows
(Parent company only)
(In thousands)

	Year Ended September 30,
	2019	2018	2017
Operating activities
Net income	$(9,523)	$6,135	$2,163
Adjustments to reconcile net income to net cash used in operating activities
Net income of subsidiaries	9,293	(8,199)	(2,134)
Changes in assets and liabilities
Due to affiliates	1,343	8,812	—
Accrued expenses	—	(61)	61
Prepaids and other current assets	(161)	—	256
New cash provided by operating activities	952	6,687	346
Investing activities
Contributed capital	—	(140,999)	—
Net cash used in investing activities	—	(140,999)	—
Financing activities
Proceeds from issuance of common stock	363	137,605	5,521
Stock repurchases	—	(230)	(1,474)
Taxes paid related to net share settlements of share-based compensation awards	(1,270)	(8,807)	—
Net cash provided by financing activities	(907)	128,568	4,047
Change in cash and cash equivalents	45	(5,744)	4,393
Cash and cash equivalents
Beginning of period	76	5,820	1,427
End of period	$121	$76	$5,820

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
2. Guarantees and Restrictions
As of September 30, 2019, EWT Holdings III, Corp., a subsidiary of the Company, had $928,753 collectively of debt outstanding under the First Lien Term Loan. Under the terms of the credit agreements governing the Company’s senior secured credit facilities, EWT Holdings II, Corp. has guaranteed the payment of all principal and interest. In the event of a default under our senior secured credit facilities, certain of the Company’s subsidiaries will be directly liable to the debt holders. As of September 30, 2019, the Term Loan Facility had a maturity date of December 20, 2024. The credit agreements governing the Company’s senior secured credit facilities also include restrictions on the ability of the Company and its subsidiaries to (i) incur additional indebtedness and liens in connection therewith; (ii) pay dividends and make certain other restricted payments; (iii) effect mergers or consolidations; (iv) enter into transactions with affiliates; (v) sell or dispose of property or assets; and (vi) engage in unrelated lines of business.
3. Dividends from Subsidiaries
There were no cash dividends paid to Evoqua Water Technologies Corp. from the Company’s consolidated subsidiaries of each of the periods ended September 30, 2019, 2018 and 2017.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
        None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
            In accordance with Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

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
During the year ended September 30, 2019, the Company completed one acquisition, ATG UV on May 25, 2019. This acquisition represented less than 1% of the Company’s consolidated total revenues and consolidated total assets as of September 30, 2019. Management did not include ATG UV when conducting its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2019.
Management has concluded that our consolidated financial statements included in this Form 10-K fairly represent, in all material respects, the financial position, results of operations and cash flows as of, and for, the periods presented in this Form 10-K, in conformity with U.S. generally accepted accounting principles. Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting and an unqualified opinion on our financial statements, which is included in Item 8 of this Form 10-K.

Remediation of Previously Identified Material Weakness
Management has concluded that the material weakness in internal control over revenue recognition and recording process described in Part II, Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended September 30, 2018 has been remediated as of September 30, 2019.

Changes in Internal Control Over Financial Reporting
Except for the changes in connection with the implementation of the remediation discussed above, there were no other changes in our internal control over financial reporting that occurred during the year ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Amendment to the Second Amended and Restated Registration Rights Agreement

On November 22, 2019, the Company entered into Amendment No. 1 (the “Amendment”), among the Company, the AEA Investors (as defined therein) and the Amending Investors (as defined therein), relating to the Second Amended and Restated Registration Rights Agreement, dated October 16, 2017, by and among the Company, AEA Investors and the Minority Investors (as defined therein) to, among other things, increase the Restricted Period (as defined therein) applicable to the AEA Inventors and the Amending Investors to a period of three (3) years following the Company’s IPO. For a description of our relationship with AEA Investors, please see Certain Relationships and Related Party Transactions in the Company’s Annual Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2019, and is incorporated herein by reference herein.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is attached hereto as Exhibit 10.10, and the terms of which are incorporated herein by reference.

Compensatory Arrangements of Certain Officers.
On November 25, 2019, the Company and Evoqua Water Technologies LLC, a wholly-owned subsidiary of the Company, entered into an Amended and Restated Employment Agreement with each of Ronald Keating, pursuant to which Mr. Keating will continue to serve as Chief Executive Officer (the “Restated Keating Employment Agreement”), and Benedict J. Stas, pursuant to which Mr. Stas will continue to serve as Chief Financial Officer (the “Restated Stas Employment Agreement”). The terms of the Restated Keating Employment Agreement and the Restated Stas Employment Agreement, which incorporate updates to each executive’s base salary and modifications to the executive’s severance benefits, are more fully described below.
Restated Keating Employment Agreement
The Restated Keating Employment Agreement provides that Mr. Keating will receive a base salary of $827,367 per year, subject to increase at the discretion of the board of directors of the Company (or a committee thereof) (the “Board”), and shall be eligible to receive a target annual bonus equal to 100% of his base salary, with the actual bonus amount, if any, to be based on the Company’s actual performance relative to the performance targets established by the Board. The annual bonus may, in the discretion of the Board, be paid in cash or in equity, which equity may be conditioned on satisfaction of certain additional vesting requirements if a bonus premium of no less than 20% of the earned annual bonus amount is provided upon vesting. In addition, Mr. Keating is entitled to reimbursement for reasonable out-of-pocket business expenses incurred in performing his duties in accordance with the expense reimbursement policy of the Company in effect from time to time and is eligible to participate in all benefit programs for which other senior executives of the Company are generally eligible. The Restated Keating Employment Agreement also provides, with respect to all outstanding stock options held by

Mr. Keating, that in the event of Mr. Keating’s termination of employment, any applicable post-termination exercise period shall be the longer of (i) 90 days following the date of his termination, and (ii) the period specified in the applicable option award agreement.
Under the terms of the Restated Keating Employment Agreement, if Mr. Keating’s employment is terminated other than for Cause, death or Disability, or he resigns for Good Reason, at any time other than within two years following a Change in Control (each such capitalized term, as defined in the Restated Keating Employment Agreement), subject to Mr. Keating’s ongoing compliance with applicable restrictive covenants and his execution, without revocation, of a general release of claims, Mr. Keating will be entitled to following: (i) base salary continuation for two years following his termination date, (ii) a pro-rata portion of his actual bonus for the year in which the termination occurs, (iii) medical and dental continuation for a maximum of 12 months (the “Medical and Dental Continuation”), and (iv) reimbursement for outplacement assistance for six months up to a maximum of $15,000 (the “Outplacement Services”).
If such termination of employment other than for Cause, death or Disability, or resignation for Good Reason, in either case, occurs within two years following a Change in Control, subject to Mr. Keating’s ongoing compliance with applicable restrictive covenants and his execution, without revocation, of a general release of claims, Mr. Keating will be entitled to following: (i) an amount equal to the sum of (x) 2.5 times his base salary at the rate in effect immediately prior to his termination date, plus (y) 2.5 times his target annual bonus opportunity, plus (z) a pro-rata portion of his target annual bonus opportunity for the year of termination, with such amount payable in a lump sum on the first payroll date following the date upon which Mr. Keating’s release of claims becomes effective, (ii) the Medical and Dental Continuation, (iii) the Outplacement Services, and (iv) full vesting of all of his then-outstanding unvested equity awards in the Company.
The Restated Keating Employment Agreement also includes restrictive covenants providing for non-competition, non-solicitation of employees and non-interference with business relationships, in each case, during employment and for two years thereafter, mutual non-disparagement, and perpetual non-disclosure of confidential information.
The Restated Keating Employment Agreement, the terms of which are incorporated herein by reference, is attached hereto as Exhibit 10.14. The Restated Keating Employment Agreement supersedes Mr. Keating’s prior employment agreement, dated as of September 8, 2013, as amended on each of September 6, 2017 and June 22, 2018.
Restated Stas Employment Agreement
The Restated Stas Employment Agreement provides that Mr. Stas will receive a base salary of $410,000, subject to increase at the discretion of the Board, and shall be eligible to receive a target annual bonus equal to 70% of his base salary, with the actual bonus amount, if any, to be based on the Company’s actual performance relative to the performance targets established by senior management of the Company. The annual bonus may, in the discretion of the Board, be paid in cash or in equity, which equity may be conditioned on satisfaction of certain additional vesting requirements if a bonus premium of no less than 20% of the earned annual bonus amount is provided upon vesting. In addition, Mr. Stas is entitled to reimbursement for reasonable out-of-pocket business expenses incurred in performing his duties in accordance with the expense reimbursement policy of the Company in effect from time to time and is eligible to participate in all benefit programs for which other executives of the Company are generally eligible. The Restated Stas Employment Agreement also provides, with respect to all outstanding stock options held by Mr. Stas, that in the event of Mr. Stas’ termination of employment, any applicable post-termination exercise period shall be for the longer of (i) 90 days following the date of his termination, and (ii) the period specified in the applicable option award agreement.
Under the terms of the Restated Stas Employment Agreement, if Mr. Stas’ employment is terminated other than for Cause, death or Disability, or he resigns for Good Reason, at any time other than within two years following a Change in Control (each such capitalized term, as defined in the Restated Stas Employment Agreement), subject to Mr. Stas’ ongoing compliance with applicable restrictive covenants and his execution, without revocation, of a general release of claims, Mr. Stas will be entitled to following: (i) base salary continuation one year following his termination date, (ii) a pro-rata portion of his actual bonus for the year in which the termination occurs, (iii) the Medical and Dental Continuation, and (iv) the Outplacement Services.
If such termination of employment other than for Cause, death or Disability, or resignation for Good Reason, in either case, occurs within two years following a Change in Control, subject to Mr. Stas’ ongoing compliance with applicable restrictive covenants and his execution, without revocation, of a general release of claims, Mr. Stas will be entitled to following: (i) an amount equal to the sum of (x) two times his base salary at the rate in effect immediately prior to his termination date, plus (y) two times his target annual bonus opportunity, plus (z) a pro-rata portion of his target annual bonus opportunity for the year of termination, with such amount payable in a lump sum on the first payroll date following the date upon which Mr. Stas’ release of claims becomes effective, (ii) the Medical and Dental Continuation, (iii) the Outplacement Services, and (iv) full vesting of all of his then-outstanding unvested equity awards in the Company.
The Restated Stas Employment Agreement also includes restrictive covenants providing for non-competition, non-solicitation of employees and non-interference with business relationships, in each case during employment and for one year thereafter, non-disparagement, and perpetual non-disclosure of confidential information.

The Restated Stas Employment Agreement, the terms of which are incorporated herein by reference, is attached hereto as Exhibit 10.17. The Restated Stas Employment Agreement supersedes Mr. Stas’ prior employment agreement, dated as of February 26, 2015, as amended on each of September 6, 2017 and June 22, 2018.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth under the headings “Proposal 1 - Election of Class I Directors,” “Our Board of Directors,” “Corporate Governance and Board Matters,” “Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2019, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item is set forth under the headings “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2019, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the headings “Executive Compensation,” “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2019, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

The information required by this Item is set forth under the headings “Board of Directors and Director Independence” and “Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2019, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is set forth under the headings “Proposal 5 - Ratification of the Selection of Ernst & Young LLP as our Independent Registered Public Accounting Firm,” “Independent Registered Public Accounting Firm’s Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Related Services of Independent Auditors” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2019, and is incorporated herein by reference.

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

2.3
Purchase and Sale Agreement by and among Evoqua Water Technologies LLC, WTG Holdings Cooperatief U.A., Evoqua Water Technologies Limited, Evoqua Water Technologies Pte. Ltd., Evoqua Water Technologies Ltd., Evoqua Water Technologies (Shanghai) Co. Ltd., WTG Holdco Australia (Memcor) Pty. Ltd., Evoqua Water Technologies Membrane Systems Pty. Ltd. and DuPont de Nemours, Inc., dated October 1, 2019 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on October 3, 2019 (File No. 001-38272)).

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

4.2	*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
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

10.10	*
Amendment No. 1 to the Second Amended and Restated Registration Rights Agreement, among Evoqua Water Technologies Corp., AEA Investors Fund V LP, AEA Investors Fund V-A LP, AEA Investors Fund V-B LP, AEA Investors Participant Fund V LP, AEA Investors QP Participant Fund V LP and the additional investors party thereto, dated November 22, 2019.

10.11
Management Agreement, among WTG Holdings I Corp., WTG Holdings III Corp. and AEA Investors LP, dated January 7, 2014 (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on October 11, 2017 (File No. 333-220785)).

10.12	†
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

10.14	†*	Amended & Restated Employment Agreement, by and between Ronald Keating and the Company, dated November 25, 2019.
10.15	†
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

10.17	†*	Amended & Restated Employment Agreement, by and between Benedict J. Stas and the Company, dated November 25, 2019.
10.18	†
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

10.31	†*	Employment Agreement, by and between Hervé Fages and the Company, dated January 31, 2019.
10.32
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

10.34	†
Form of Restricted Stock Unit Agreement under the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (Employee Form) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on April 4, 2018 (File No. 001-38272)).

10.35	†	Form of Amendment to Employment Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 22, 2018 (File No. 001-38272)).

10.36	†
Evoqua Water Technologies Corp. Non-Employee Directors Deferred Compensation Policy (effective February 26, 2018) (incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-K filed on December 11, 2018 (File No. 001-38272)).

10.37	†
Evoqua Water Technologies Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on December 21, 2018 (File No. 333-228988)).

10.38	†
Form of Nonqualified Stock Option Award Agreement under Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 10, 2019 (File No. 001-38272)).

10.39	†
Form of Restricted Stock Unit Award Agreement under the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on May 10, 2019 (File No. 001-38272)).

10.40	†
Form of Restricted Stock Unit Award Agreement under the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (RSUs Received in Connection with AIP Payment) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 6, 2019 (File No. 001-38272)).

21.1	*	List of subsidiaries of Evoqua Water Technologies Corp.
23.1	*	Consent of Ernst & Young.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
†    Indicates a management contract or compensatory plan or arrangement.
*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOQUA WATER TECHNOLOGIES CORP.

November 25, 2019	/s/ RONALD C. KEATING
	By:	Ronald C. Keating
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ronald C. Keating	Chief Executive Officer (Principal Executive Officer)	November 25, 2019
Ronald C. Keating

/s/ Benedict J. Stas	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 25, 2019
Benedict J. Stas

/s/ Martin Lamb	Chairman of the Board and Director	November 25, 2019
Martin Lamb

/s/ Nick Bhambri	Director	November 25, 2019
Nick Bhambri

/s/ Gary Cappeline	Director	November 25, 2019
Gary Cappeline

/s/ Judd Gregg	Director	November 25, 2019
Judd Gregg

/s/ Brian R. Hoesterey	Director	November 25, 2019
Brian R. Hoesterey

/s/ Vinay Kumar	Director	November 25, 2019
Vinay Kumar

/s/ Lynn C. Swann	Director	November 25, 2019
Lynn C. Swann

/s/ Peter M. Wilver	Director	November 25, 2019
Peter M. Wilver