Form 10-K/A
period 2019-09-30
Evoqua Water Technologies Corp.
filed 2019-12-04
CIK 1604643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

The registrant filed with the Securities and Exchange Commission an Annual Report on Form 10-K for the year ended September 30, 2019 on November 25, 2019 (the “Form 10-K”). The registrant is filing this Amendment solely (1) to include two missing signatures on the Reports of Independent Registered Public Accounting Firm under Item 8 of the Form 10-K and (2) to include a missing signature on Exhibit 23.1, Consent of Independent Registered Public Accounting Firm to the Form 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment.

This Amendment consists solely of the preceding cover page, this explanatory note, the information required by Items 8 and 15 of Form 10-K, a signature page, the Consent of Ernst & Young LLP and certifications required to be filed as exhibits hereto. Except as described in this Explanatory Note, this Amendment does not amend any other information set forth in the Form 10-K, and the registrant has not updated disclosures to reflect any events that occurred subsequent to November 25, 2019.

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
/s/ Ernst & Young LLP
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

4.2
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K filed on November 25, 2019 (File No. 001-38272)).

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

10.10
Amendment No. 1 to the Second Amended and Restated Registration Rights Agreement, among Evoqua Water Technologies Corp., AEA Investors Fund V LP, AEA Investors Fund V-A LP, AEA Investors Fund V-B LP, AEA Investors Participant Fund V LP, AEA Investors QP Participant Fund V LP and the additional investors party thereto, dated November 22, 2019 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K filed on November 25, 2019 (File No. 001-38272)).

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
Amended & Restated Employment Agreement, by and between Ronald Keating and the Company, dated November 25, 2019 (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K filed on November 25, 2019 (File No. 001-38272)).

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
Amended & Restated Employment Agreement, by and between Benedict J. Stas and the Company, dated November 25, 2019 (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed on November 25, 2019 (File No. 001-38272)).

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

10.31	†
Employment Agreement, by and between Hervé Fages and the Company, dated January 31, 2019 (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K filed on November 25, 2019 (File No. 001-38272)).

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

21.1		List of subsidiaries of Evoqua Water Technologies Corp (incorporated by reference to Exhibit 21.1 to the Registrant’s Form 10-K filed on November 25, 2019 (File No. 001-38272)).
23.1	*	Consent of Ernst & Young.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Registrant’s Form 10-K filed on November 25, 2019 (File No. 001-38272)).
101.SCH		XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Registrant’s Form 10-K filed on November 25, 2019 (File No. 001-38272)).
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Registrant’s Form 10-K filed on November 25, 2019 (File No. 001-38272)).
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Registrant’s Form 10-K filed on November 25, 2019 (File No. 001-38272)).
101.LAB		XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Registrant’s Form 10-K filed on November 25, 2019 (File No. 001-38272)).
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Registrant’s Form 10-K filed on November 25, 2019 (File No. 001-38272)).
†    Indicates a management contract or compensatory plan or arrangement.
*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOQUA WATER TECHNOLOGIES CORP.

December 4, 2019	/s/ RONALD C. KEATING
	By:	Ronald C. Keating
Chief Executive Officer (Principal Executive Officer)