Form 10-Q
period 2019-12-31
Evoqua Water Technologies Corp.
filed 2020-02-04
CIK 1604643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended
December 31, 2019
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐
         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
         There were 115,833,974 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of January 31, 2020.

EVOQUA WATER TECHNOLOGIES CORP.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward‑looking statements by our use of forward‑looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance and statements regarding our two-segment restructuring actions and expected restructuring charges and cost savings for fiscal 2020 and beyond contained in this report are forward‑looking statements.
We have based these forward‑looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward‑looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the Securities and Exchange Commission (“SEC”) on November 25, 2019, and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Quarterly Report (“Report”) may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward‑looking statements, or could affect our share price. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward‑looking statements include:

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

•
other risks and uncertainties, including those listed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the SEC on November 25, 2019, and in other filings we may make from time to time with the SEC.

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

Part I - Financial Information

Item 1. Consolidated Financial Statements

Evoqua Water Technologies Corp.
Consolidated Balance Sheets
(In thousands)

	(Unaudited)
	December 31, 2019	September 30, 2019
ASSETS
Current assets	$682,218	$637,293
Cash and cash equivalents	194,903	109,881
Receivables, net	242,036	257,585
Inventories, net	148,784	137,164
Contract assets	73,909	73,467
Prepaid and other current assets	22,586	21,940
Assets held for sale	—	37,256
Property, plant, and equipment, net	339,135	333,584
Goodwill	397,006	392,890
Intangible assets, net	319,665	314,767
Deferred income taxes, net of valuation allowance	3,548	2,790
Operating lease right-of-use assets, net	42,532	—
Other non‑current assets	26,198	25,715
Non-current assets held for sale	—	30,809
Total assets	$1,810,302	$1,737,848
LIABILITIES AND EQUITY
Current liabilities	$405,516	$322,221
Accounts payable	134,808	144,247
Current portion of debt	113,707	13,418
Contract liabilities	43,634	39,051
Product warranties	5,131	4,922
Accrued expenses and other liabilities	101,656	101,839
Income tax payable	6,580	4,536
Liabilities held for sale	—	14,208
Non‑current liabilities	989,656	1,049,805
Long‑term debt, net of deferred financing fees	851,570	951,599
Product warranties	1,471	2,332
Obligation under operating leases	32,871	—
Other non‑current liabilities	90,346	78,661
Deferred income taxes	13,398	13,548
Non-current liabilities held for sale	—	3,665
Total liabilities	1,395,172	1,372,026
Commitments and Contingent Liabilities (Note 20)
Shareholders’ equity
Common stock, par value $0.01: authorized 1,000,000 shares; issued 117,653 shares, outstanding 115,570 at December 31, 2019; issued 116,008, outstanding 114,344 shares at September 30, 2019	1,170	1,154
Treasury stock: 2,083 shares at December 31, 2019 and 1,664 shares at September 30, 2019	(2,837)	(2,837)
Additional paid‑in capital	560,132	552,422
Retained deficit	(123,854)	(174,976)
Accumulated other comprehensive loss, net of tax	(21,655)	(13,004)
Total Evoqua Water Technologies Corp. equity	412,956	362,759
Non‑controlling interest	2,174	3,063
Total shareholders’ equity	415,130	365,822
Total liabilities and shareholders’ equity	$1,810,302	$1,737,848
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Operations
(In thousands except per share data)

	Three Months Ended December 31,
	2019	2018
Revenue from product sales	$196,560	$180,088
Revenue from services	149,545	142,914
Revenue from product sales and services	346,105	323,002
Cost of product sales	(140,456)	(136,595)
Cost of services	(99,934)	(97,677)
Cost of product sales and services	(240,390)	(234,272)
Gross profit	105,715	88,730
General and administrative expense	(45,770)	(54,831)
Sales and marketing expense	(38,014)	(36,152)
Research and development expense	(3,684)	(4,146)
Total operating expenses	(87,468)	(95,129)
Other operating income	51,720	228
Other operating expense	(275)	(188)
Income (loss) before interest expense and income taxes	69,692	(6,359)
Interest expense	(13,583)	(14,443)
Income (loss) before income taxes	56,109	(20,802)
Income tax (expense) benefit	(2,603)	4,514
Net income (loss)	53,506	(16,288)
Net income attributable to non‑controlling interest	361	442
Net income (loss) attributable to Evoqua Water Technologies Corp.	$53,145	$(16,730)
Basic income (loss) per common share	$0.46	$(0.15)
Diluted income (loss) per common share	$0.44	$(0.15)
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended December 31,
	2019	2018
Net income (loss)	$53,506	$(16,288)
Other comprehensive (loss) income
Foreign currency translation adjustments	(8,838)	(1,554)
Unrealized derivative (loss) gain on cash flow hedges, net of tax	(49)	557
Change in pension liability, net of tax	236	96
Total other comprehensive loss	(8,651)	(901)
Less: Comprehensive income attributable to non‑controlling interest	(361)	(442)
Comprehensive income (loss) attributable to Evoqua Water Technologies Corp.	$44,494	$(17,631)
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Changes in Equity
(In thousands)

	Three Months Ended December 31, 2019
	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at September 30, 2019	116,008	$1,154	1,664	$(2,837)	$552,422	$(174,976)	$(13,004)	$3,063	$365,822
Cumulative effect of adoption of new accounting standards	—	—	—	—	—	(2,023)	—	—	(2,023)
Equity based compensation expense	—	—	—	—	3,680	—	—	—	3,680
Issuance of common stock	120	16	—	—	4,030	—	—	—	4,046
Shares withheld related to net share settlement (including tax withholdings)	1,525	—	419	—	—	—	—	—	—
Stock repurchases	—	—	—	—	—	—	—	—	—
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(1,250)	(1,250)
Net income	—	—	—	—	—	53,145	—	361	53,506
Other comprehensive loss	—	—	—	—	—	—	(8,651)	—	(8,651)
Balance at December 31, 2019	117,653	$1,170	2,083	$(2,837)	$560,132	$(123,854)	$(21,655)	$2,174	$415,130

	Three Months Ended December 31, 2018
	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at September 30, 2018	115,016	$1,145	1,087	$(2,837)	$533,435	$(163,871)	$(9,017)	$3,161	$362,016
Cumulative effect of adoption of new accounting standards	—	—	—	—	—	(1,401)	—	—	(1,401)
Equity based compensation expense	—	—	—	—	4,525	—	—	—	4,525
Issuance of common stock	11	—	—	—	68	—	—	—	68
Shares withheld related to net share settlement (including tax withholdings)	21	—	18	—	(15)	—	—	—	(15)
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(600)	(600)
Net (loss) income	—	—	—	—	—	(16,730)	—	442	(16,288)
Other comprehensive loss	—	—	—	—	—	—	(901)	—	(901)
Balance at December 31, 2018	115,048	$1,145	1,105	$(2,837)	$538,013	$(182,002)	$(9,918)	$3,003	$347,404
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Changes in Cash Flows
(In thousands)

	Three Months Ended December 31,
	2019	2018
Operating activities
Net income (loss)	$53,506	$(16,288)
Reconciliation of net income (loss) to cash flows provided by operating activities:
Depreciation and amortization	25,143	23,090
Amortization of debt related costs	701	556
Deferred income taxes	(679)	(766)
Share-based compensation	3,680	4,525
Loss (gain) on sale of property, plant and equipment	173	(100)
Gain on sale of business	(58,279)	—
Foreign currency exchange (gains) losses on intercompany loans and other non-cash items	(6,086)	4,661
Changes in assets and liabilities
Accounts receivable	11,087	12,995
Inventories	(14,613)	(20,502)
Contract assets	3,042	7,220
Prepaids and other current assets	(631)	5,988
Accounts payable	(11,056)	(9,143)
Accrued expenses and other liabilities	(9,378)	(15,394)
Contract liabilities	4,651	12,012
Income taxes	1,388	(4,503)
Other non‑current assets and liabilities	2,083	(217)
Net cash provided by operating activities	4,732	4,134
Investing activities
Purchase of property, plant and equipment	(17,572)	(17,569)
Purchase of intangibles	(210)	(341)
Proceeds from sale of property, plant and equipment	251	237
Proceeds from sale of business, net of cash of $12,117	108,921	—
Acquisitions, net of $0 cash received	(11,160)	—
Net cash provided by (used in) investing activities	80,230	(17,673)
Financing activities
Issuance of debt, net of deferred issuance costs	3,532	4,022
Borrowings under credit facility	13	15,000
Repayment of debt	(3,793)	(17,891)
Repayment of capital lease obligation	(4,162)	(3,285)
Payment of earn-out related to previous acquisitions	(175)	—
Proceeds from issuance of common stock	4,046	68
Taxes paid related to net share settlements of share-based compensation awards	—	(15)
Cash paid for interest rate cap	—	(2,235)
Distribution to non‑controlling interest	(1,250)	(600)
Net cash used in financing activities	(1,789)	(4,936)
Effect of exchange rate changes on cash	1,849	(724)
Change in cash and cash equivalents	85,022	(19,199)
Cash and cash equivalents
Beginning of period	109,881	82,365
End of period	$194,903	$63,166
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Supplemental Disclosure of Cash Flow Information
(In thousands)

	Three Months Ended December 31,
	2019	2018
Supplemental disclosure of cash flow information
Cash paid for taxes	$1,382	$1,037
Cash paid for interest	$12,268	$13,323
Non‑cash investing and financing activities
Finance lease transactions	$1,782	$2,584
Operating lease transactions	4,734	—
Option and Purchase Right	7,673	—
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
The Business
EWT provides a wide range of product brands and advanced water and wastewater treatment systems and technologies, as well as mobile and emergency water supply solutions and service contract options through its branch network. Headquartered in Pittsburgh, Pennsylvania, EWT is a multi‑national corporation with operations in the United States (“U.S.”), Canada, the United Kingdom (“UK”), the Netherlands, Germany, Australia, the People’s Republic of China, Singapore, the Republic of Korea and India.
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
The interim Unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the SEC on November 25, 2019 (“2019 Annual Report”), in preparing these Unaudited Consolidated Financial Statements, with the exception of accounting standard updates described in Note 2, “Summary of Significant Accounting Policies.” These Unaudited Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes included in our 2019 Annual Report. Certain prior period amounts have been reclassified to conform to the current period presentation.

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
The Company reviews goodwill to determine potential impairment annually during the fourth quarter of the fiscal year, or more frequently if events and circumstances indicate that the asset might be impaired. Impairment testing for goodwill is performed at a reporting unit level. The quantitative impairment testing utilizes both a market (guideline public company) and income (discounted cash flows) method for determining fair value. In estimating the fair value of the reporting unit, the Company utilized a discounted cash flow (“DCF”) valuation technique, which incorporates judgments and estimates of future cash flows, future revenue and gross profit growth rates, terminal value amount, capital expenditures and applicable weighted‑average cost of capital used to discount these estimated cash flows. The estimates and projections used in the estimate of fair value are consistent with our current budget and long‑range plans, including anticipated change in market conditions, industry trend, growth rates and planned capital expenditures, among other considerations.
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
Beginning in the first quarter of 2019, the Company entered into an interest rate cap to mitigate risks associated with the Company’s variable rate debt. See Note 11, “Derivative Financial Instruments” for further details. The Company paid $2,235 as a premium for the interest rate cap, which is being amortized to interest expense over its three-year term. The Company recorded $186 and $62 of premium amortization to interest expense during the three months ended December 31, 2019 and 2018, respectively.
Amortization of debt issuance costs and discounts included in interest expense were $515 and $494 for the three months ended December 31, 2019 and 2018, respectively.

Revenue Recognition
The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) on October 1, 2018, and recognizes sales of products and services based on the five-step analysis of transactions as provided in Topic 606 which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services.
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
Leases
The Company accounts for leases in accordance with ASC Topic No. 842, Leases, adopted as of October 1, 2019 (Topic 842). Please see the “Accounting Pronouncements Recently Adopted” section below for information regarding this adoption. See Note 19, “Leases” for further details.
Lessee Accounting
The Company leases office space, buildings, vehicles, forklifts, computers, copiers and other assets under non-cancelable operating and finance leases. The Company determines whether an arrangement is or contains a lease at the inception of the arrangement based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset and the Company has the right to control the asset. If the arrangement contains a lease, the Company recognizes a right-of-use (“ROU”) asset and an operating lease liability as of the lease commencement date. Operating lease assets and finance lease assets are included in Operating lease right-of-use assets, net and Property, plant, and equipment, net, respectively, on the Consolidated Balance Sheets. The corresponding operating lease liabilities are included in Accrued expenses and other liabilities and Obligation under operating leases on the Consolidated Balance Sheets. The corresponding finance lease liabilities are included in Accrued expenses and other liabilities and Other non‑current liabilities on the Consolidated Balance Sheets.
Lessor Accounting
The Company generates revenue through the lease of its water treatment equipment and systems to customers. In certain instances, the Company enters into a contract with a customer but must construct the underlying asset prior to its lease. At the time of contract inception, the Company determines if an arrangement is or contains a lease. Customer contracts that contain a lease are generally classified as operating leases and can contain lease and non-lease components, including maintenance and monitoring services of the Company-owned equipment. As part of the Company’s adoption of Topic 842, the Company has elected the practical expedient for all classes of underlying assets to not separate the lease and non-lease components if certain conditions are met, including the lease qualifying as an operating lease and revenue being recognized in the same pattern for both components. If these conditions are met, the Company will account for the contract with a customer as a combined component under the respective authoritative guidance for the predominant component in the contract.
Shipping and Handling Cost
Shipping and handling costs are included as a component of Cost of product sales.
Derivative Financial Instruments
The Company’s risk-management strategy uses derivative financial instruments to manage interest rate risk and foreign currency exchange rate risk. The Company’s objective in using interest rate derivatives is to add stability to interest expense and manage its exposure to interest rate movements. To accomplish this objective, in November 2018, the Company entered into an interest rate cap which has been designated as a cash flow hedge. The Company uses foreign currency derivative contracts in order to manage the effect of exchange rate fluctuations on forecasted sales and purchases that are denominated in foreign currencies. To mitigate the impact of foreign exchange rate risk, the Company entered into a series of forward contracts designated as cash flow hedges. The Company does not enter into derivatives for trading or speculative purposes. The Company accounts for derivatives and hedging activities in accordance with ASC Topic No. 815, Derivatives and Hedging (ASC 815). The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair values of derivatives that are not designated as hedges are recognized in earnings. If the derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in the hedged assets or liabilities through earnings or recognized in Accumulated other comprehensive income (loss), net of tax (“AOCI”) until the hedged item is recognized in earnings.
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
Foreign Currency Translation and Transactions
The functional currency for the international subsidiaries is the local currency. Assets and liabilities are translated into U.S. dollars using current rates of exchange, with the resulting translation adjustments recorded in AOCI within shareholders’ equity. Revenues and expenses are translated at the weighted‑average exchange rate for the period, with the resulting translation adjustments recorded in the Unaudited Consolidated Statements of Operations.
Foreign currency translation (gains) losses, mainly related to intercompany loans, which aggregated $(6,443) and $4,815 for the three months ended December 31, 2019 and 2018, respectively, are primarily included in General and administrative expenses in the Unaudited Consolidated Statements of Operations.
Research and Development Costs
Research and development costs are expensed as incurred. The Company recorded $3,684 and $4,146 for the three months ended December 31, 2019 and 2018, respectively.
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
Retirement Benefits
The Company applies ASC Topic No. 715, Compensation—Retirement Benefits, which requires the recognition in pension obligations and AOCI of actuarial gains or losses, prior service costs or credits and transition assets or obligations that have previously been deferred. The determination of retirement benefit pension obligations and associated costs requires the use of actuarial computations to estimate participant plan benefits to which the employees will be entitled. The significant assumptions primarily relate to discount rates, expected long‑term rates of return on plan assets, rate of future compensation increases, mortality, years of service, and other factors. The Company develops each assumption using relevant experience in conjunction with market‑related data for each individual country in which such plans exist. All actuarial assumptions are reviewed annually with third‑party consultants and adjusted as necessary. For the recognition of net periodic postretirement cost, the calculation of the expected return on plan assets is generally derived by applying the expected long‑term rate of return on the market‑related value of plan assets. The fair value of plan assets is determined based on actual market prices or estimated fair value at the measurement date.
Treated Water Outsourcing
Treated Water Outsourcing (“TWO”) is a joint venture between the Company and Nalco Water, an Ecolab company, in which the Company holds a 50% partnership interest. The Company is obligated to absorb all risk of loss up to 100% of the joint venture partner’s equity. As such, the Company fully consolidates TWO as a variable interest entity (“VIE”) under ASC Topic No. 810, Consolidation. The Company has not provided additional financial support to this entity which it is not contractually required to provide, and the Company does not have the ability to use the assets of TWO to settle obligations of the Company’s other subsidiaries.
The following provides a summary of TWO’s balance sheet as of December 31, and September 30, 2019, and summarized financial information for the three months ended December 31, 2019 and 2018.

	December 31, 2019	September 30, 2019
Current assets (includes cash of $2,739 and $3,903)	$5,256	$6,324
Property, plant and equipment	1,442	2,186
Goodwill	2,206	2,206
Other non-current assets	3	3
Total liabilities	(2,353)	(2,388)

	Three Months Ended December 31,
	2019	2018
Total revenues	$2,642	$3,156
Total operating expenses	(1,958)	(2,230)
Income from operations	$684	$926
Recent Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses which clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. ASU 2018-19 will be effective for the Company for the quarter ending December 31, 2020, with early adoptions permitted. The Company is currently assessing the impact of adoption on the Company’s Unaudited Consolidated Financial Statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, amended in November 2019 (ASU 2019-11 and 2019-10), which requires entities to use a new forward-looking “expected loss” model that reflects expected credit losses, including credit losses related to trade receivables, and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates which generally will result in the earlier recognition of allowances for losses. ASU 2016-13 will be effective for the Company for the quarter ending December 31, 2020, with early adoption permitted. The Company does not expect the impact of adoption on the Unaudited Consolidated Financial Statements to be material.
Accounting Pronouncements Recently Adopted
The Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as of October 1, 2019, which simplifies the accounting for income taxes by removing certain exceptions and by clarifying and amending existing guidance in order to improve consistent application of and simplify GAAP for other areas of Topic 740. This adoption did not have an impact on the Company’s Unaudited Consolidated Financial Statements.
The Company adopted ASU 2018‑07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, as of October 1, 2019. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This adoption did not have an impact on the Company’s Unaudited Consolidated Financial Statements.
The Company adopted ASU 2017‑12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, as of October 1, 2019. ASU 2017-12 expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements and also made certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. This adoption did not have a material impact on the Company’s Unaudited Consolidated Financial Statements.
The Company adopted ASU 2016-02, Leases (Topic 842), including associated ASUs related to Topic 842, as of October 1, 2019. ASU No. 2016-02 requires recognition of operating leases as lease assets and liabilities on the balance sheet, and disclosure of key information about leasing arrangements. Amendments to the standard were issued by the FASB in January, July and December 2018, and March 2019 including certain practical expedients, an amendment that provides an additional and optional transition method to adopt the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and certain narrow-scope improvements for lessors. The Company adopted this standard using a modified retrospective approach, applying the new standard to all leases existing at the date of initial adoption and the Company elected to apply the transition requirements at the October 1, 2019 effective date rather than the beginning of the earliest comparative period presented. As a result, the Company recorded a cumulative effect adjustment in the period of adoption, and prior periods were not restated and continue to be reported in accordance with historic accounting under ASC Topic No. 840. In addition, the Company has elected the package of practical expedients permitted under the transition guidance which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs. As an accounting policy election, the Company elected to exclude short-term leases (term of 12 months or less) from the balance sheet and accounts for non-lease and lease components separately for all asset classes. The following table summarizes the impact of adoption to the Consolidated Balance Sheet as of October 1, 2019:

	As Reported September 30, 2019	Impact of Adoption of ASU 2016-02	Updated October 1, 2019
Assets
Prepaid and other current assets	$21,940	$(73)	$21,867
Total current assets	637,293	(73)	637,220
Property, plant and equipment, net	333,584	2,126	335,710
Operating lease right-of-use assets, net	—	42,073	42,073
Total Assets	1,737,848	44,126	1,781,974
Liabilities
Accrued expenses and other liabilities	101,839	13,596	115,435
Total current liabilities	322,221	13,596	335,817
Obligation under operating leases	—	29,308	29,308
Other non-current liabilities	78,661	3,245	81,906
Total non-current liabilities	1,049,805	32,553	1,082,358
Total liabilities	1,372,026	46,149	1,418,175
Shareholders' equity
Retained deficit	(174,976)	(2,023)	(176,999)
Total Evoqua Water Technologies Corp. equity	362,759	(2,023)	360,736
Total shareholder's equity	365,822	(2,023)	363,799
Total liabilities and shareholders' equity	$1,737,848	$44,126	$1,781,974
3. Acquisitions and Divestitures
Acquisitions
Acquisitions support the Company’s strategy of delivering a broad solutions portfolio with robust technology across multiple geographies and end markets. The Company continues to evaluate potential strategic acquisitions of businesses, assets and product lines and believes that capex-like, tuck-in acquisitions present a key opportunity within its overall growth strategy.
On October 1, 2019, the Company acquired a 60% investment position in San Diego-based Frontier Water Systems, LLC (“Frontier”) for $11,160 cash paid at closing. Frontier is a pioneer in the development of patented, engineered equipment packages for high-rate treatment and removal of selenium, nitrate and other metals from complex water systems. During the three months ended December 31, 2019, the Company incurred approximately $326 in acquisition costs, which are included in General and administrative expenses. Frontier is part of the Integrated Solutions and Services segment.

The Company has entered into an agreement to purchase the remaining 40% interest in Frontier on or prior to March 30, 2024. This agreement (a) gives holders of the remaining 40% interest in Frontier (the “Minority Owners”) the right to sell to Evoqua up to approximately 10% of the outstanding equity in Frontier at a predetermined price, which right may be exercised by the Minority Owners between January 1, 2021 and February 28, 2021 (the “Option”), and (b) obligates the Company to purchase and the Minority Owners to sell all of the Minority Owners’ remaining interest in Frontier at the fair market value at the time of sale on or prior to March 30, 2024 (the “Purchase Right”). The Purchase Right may be exercised early by the Minority Owners. The agreement to purchase the remaining interest was determined to be financing due to the mandatory Purchase Right, as per ASC Topic 480, Distinguishing Liabilities From Equity, and as such, the Company will recognize a liability for the remaining 40% interest.
The value of the Option was determined to be $506 using a Black Scholes Merton model, and is included within Accrued expenses and other liabilities on the Consolidated Balance Sheets.
The value of the Purchase Right was determined to be $7,167, and is included within Other non‑current liabilities on the Consolidated Balance Sheets, based upon the enterprise value of Frontier upon the acquisition date as per ASC Topic 480, Distinguishing Liabilities From Equity. Pursuant to ASC Topic 480, the Company determined that this should be recorded as a liability and should be recognized at the fair value at the time of inception, adjusted for any consideration or unstated rights or privileges. The liability will be subsequently measured at an amount that would be paid on the reporting date with any change in value from the previous reporting date recognized as interest cost.
The accounting for the acquisition has not yet been completed because the Company has not finalized the valuations of the acquired assets, assumed liabilities and identifiable intangible assets, including goodwill. The preliminary opening balance sheet for Frontier is summarized as follows:

Current assets	$3,084
Property, plant and equipment	3,824
Goodwill	1,403
Intangible assets	11,516
Total assets acquired	19,827
Liabilities related to Option and Purchase Right	(7,673)
Other liabilities assumed	(994)
Net assets acquired	$11,160
Divestitures
On December 31, 2019, the Company completed the previously-announced sale of the Memcor product line to DuPont de Nemours, Inc. (“DuPont”). The aggregate purchase price paid by DuPont in the Transaction was $110.0 million in cash, subject to certain adjustments. Following adjustments for cash and net working capital, gross proceeds paid by DuPont were $121.3 million. The Company recognized a $49.0 million net pre-tax benefit on the sale of the Memcor product line, net of $8.3 million of discretionary compensation payments to employees in connection with the transaction and $1.0 million in transaction costs incurred in the three months ended December 31, 2019. The Company utilized $100 million of the proceeds from the transaction to repay a portion of the Company’s First Lien Term Loans in January 2020.
4. Revenue

Revenue Recognition
The Company recognizes sales of products and services based on the five-step analysis of transactions as provided in Topic 606. For all contracts with customers, the Company first identifies the contract which usually is established when the customer’s purchase order is accepted or acknowledged. Next the Company identifies the performance obligations in the contract. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The Company then determines the transaction price in the arrangement and allocates the transaction price to each performance obligation identified in the contract. The Company’s allocation of the transaction price to the performance obligations are based on the relative standalone selling prices for the goods and services contained in a particular performance obligation. The transaction price is adjusted for the Company’s estimate of variable consideration which may include discounts if the Company would fail to meet certain performance requirements, volume discounts or early payment discounts. To estimate variable consideration, the Company utilizes historical experience and known terms. Variable consideration in contracts for the three months ended December 31, 2019 was insignificant.
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
Performance Obligations

The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations if the product has an alternative use and the Company does not have an enforceable right to payment for the performance completed to date, including a normal profit margin, in the event of termination for convenience. The Company maintains a backlog of confirmed orders of approximately $176,693 at December 31, 2019. This backlog represents the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that the majority of these performance obligations will be satisfied within the next twelve months.

The recording of assets recognized from the costs to obtain and fulfill customer contracts primarily relate to the deferral of sales commissions. The Company’s costs incurred to obtain or fulfill a contract with a customer are classified as non-current assets and amortized to expense over the period of benefit of the related revenue. These costs are recorded within Cost of product sales and services. The amount of contract costs was insignificant at December 31, 2019.
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
Information regarding the source of revenues:

	Three Months Ended December 31,
	2019	2018
Revenue from contracts with customers recognized under Topic 606	$308,602	$293,004
Other (1)	37,503	29,998
Total	$346,105	$323,002

(1)	Other revenue relates to revenue recognized from Topic 842, Leases, mainly attributable to long term rentals.
Information regarding revenues disaggregated by source of revenue and segment is as follows:

	Three Months Ended December 31,
	2019			2018
	Integrated Solutions and Services	Applied Product Technologies	Total	Integrated Solutions and Services	Applied Product Technologies	Total
Revenue from capital projects	$54,620	$74,926	$129,546	$43,009	$71,226	$114,235
Revenue from aftermarket	29,673	37,341	67,014	30,796	35,057	65,853
Revenue from service	143,845	5,700	149,545	136,693	6,221	142,914
Total	$228,138	$117,967	$346,105	$210,498	$112,504	$323,002
Information regarding revenues disaggregated by geographic area is as follows:

	Three Months Ended December 31,
	2019	2018
United States	$277,717	$258,718
Europe	26,112	21,417
Asia	18,742	18,908
Canada	17,563	20,303
Australia	5,971	3,656
Total	$346,105	$323,002
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

The tables below provides a roll-forward of contract assets and contract liabilities balances for the periods presented:

	Three Months Ended December 31,
Contract assets (a)	2019	2018
Balance at beginning of period	$73,467	$69,147
Cumulative effect of adoption of new accounting standards	—	(6,106)
Recognized in current period	84,596	51,567
Reclassified to accounts receivable	(87,046)	(59,305)
Amounts related to sale of the Memcor product line	2,710	—
Foreign currency	182	345
Balance at end of period	$73,909	$55,648

(a)	Excludes receivable balances which are disclosed on the Consolidated Balance Sheets.

	Three Months Ended December 31,
Contract Liabilities	2019	2018
Balance at beginning of period	$39,051	$17,652
Cumulative effect of adoption of new accounting standards	—	1,773
Recognized in current period	88,616	67,852
Amounts in beginning balance reclassified to revenue	(37,624)	(15,825)
Current period amounts reclassified to revenue	(46,083)	(40,709)
Amounts related to sale of the Memcor product line	(700)	—
Foreign currency	374	346
Balance at end of period	$43,634	$31,089
5. Fair Value Measurements
As of December 31, and September 30, 2019, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.
The Company measures the fair value of pension plan assets and liabilities, deferred compensation plan assets and liabilities on a recurring basis pursuant to ASC Topic No. 820, Fair Value Measurement. ASC Topic No. 820 establishes a three‑tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
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

	Net Asset Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2019
Assets:
Pension plan
Cash	$—	$15,054	$—	$—
Government Securities	2,034	—	—	—
Liability Driven Investment	5,379	—	—	—
Guernsey Unit Trust	1,072	—	—	—
Global Absolute Return	2,103	—	—	—
Deferred compensation plan assets
Trust Assets	—	90	—	—
Insurance	—	—	19,124	—
Interest rate cap	—	—	5	—
Foreign currency forward contracts	—	—	148	—
Liabilities:
Pension plan	—	—	(44,667)	—
Deferred compensation plan liabilities	—	—	(21,874)	—
Long‑term debt	—	—	(979,691)	—
Foreign currency forward contracts	—	—	(123)	—
Earn-outs related to acquisitions	—	—	—	(91)
Option and Purchase Right	—	—	—	(7,673)

As of September 30, 2019
Assets:
Pension plan
Cash	$—	$14,607	$—	$—
Government Securities	4,703	—	—	—
Liability Driven Investment	3,261	—	—	—
Guernsey Unit Trust	997	—	—	—
Global Absolute Return	1,957	—	—	—
Deferred compensation plan assets
Trust Assets	—	16	—	—
Insurance	—	—	18,684	—
Interest rate cap	—	—	19	—
Foreign currency forward contracts	—	—	278	—
Liabilities:
Pension plan	—	—	(42,948)	—
Deferred compensation plan liabilities	—	—	(21,318)	—
Long‑term debt	—	—	(979,357)	—
Foreign currency forward contracts	—	—	(154)	—
Earn-outs related to acquisitions	—	—	—	(1,545)
The pension plan assets and liabilities and deferred compensation plan assets and liabilities are included in other non-current assets and other non-current liabilities at December 31, and September 30, 2019.

The Company records contingent consideration arrangements at fair value on a recurring basis and the associated balances presented as of December 31, and September 30, 2019 are earn-outs related to acquisitions. The fair value of earn-outs related to acquisitions is based on significant unobservable inputs including the achievement of certain performance metrics. Significant changes in these inputs would result in corresponding increases or decreases in the fair value of the earn-out each period until the related contingency has been resolved. Changes in the fair value of the contingent consideration obligations can result from adjustments in the probability of achieving future development steps, sales targets and profitability and are recorded in General and administrative expenses in the Unaudited Consolidated Statements of Operations.
A roll-forward of the activity in the Company’s fair value of earn-outs related to acquisitions is as follows:

	Current Portion (1)	Long-term Portion (2)	Total
Balance at September 30, 2019	$611	$934	$1,545
Payments	(187)	—	(187)
Fair value adjustment	(333)	(934)	(1,267)
Balance at December 31, 2019	$91	$—	$91

(1)	Included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

(2)	Included in Other non‑current liabilities on the Consolidated Balance Sheets.
Pursuant to the acquisition of Frontier, the Company recorded a liability for the Option and Purchase Right to purchase the remaining 40% interest. The fair value of the options is based upon significant unobservable inputs including future earnings and other market factors. Significant changes in these inputs would result in corresponding increases or decreases in the fair value of the options each period until the purchase of the remaining 40% interest has occurred. Changes in the fair value can result from earnings achieved over the passage of time and will be recorded in Interest expense in the Unaudited Consolidated Statements of Operations. As of December 31, 2019, $506 is included in Accrued expenses and other liabilities related to the Option and $7,167 is included in Other non‑current liabilities related to the Purchase Right on the Consolidated Balance Sheets.
6. Accounts Receivable
Accounts receivable are summarized as follows:

	December 31, 2019	September 30, 2019
Accounts receivable	$247,178	$262,491
Allowance for doubtful accounts	(5,142)	(4,906)
Receivables, net	$242,036	$257,585
7. Inventories
The major classes of Inventories, net are as follows:

	December 31, 2019	September 30, 2019
Raw materials and supplies	$78,127	$75,223
Work in progress	16,712	14,741
Finished goods and products held for resale	64,184	58,223
Costs of unbilled projects	3,655	2,347
Reserves for excess and obsolete	(13,894)	(13,370)
Inventories, net	$148,784	$137,164

8. Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	December 31, 2019	September 30, 2019
Machinery and equipment	$332,109	$316,390
Rental equipment	178,069	172,534
Land and buildings	64,761	64,165
Construction in process	44,516	40,599
	619,455	593,688
Less: accumulated depreciation	(280,320)	(260,104)
	$339,135	$333,584
The Company entered into secured financing agreements that require providing a security interest in specified equipment. As of December 31, and September 30, 2019, the gross and net amounts of those assets are as follows:

	December 31, 2019		September 30, 2019
	Gross	Net	Gross	Net
Machinery and equipment	$52,395	$45,333	$48,288	$42,162
Construction in process	1,494	1,494	2,531	2,531
	$53,889	$46,827	$50,819	$44,693
Depreciation expense and maintenance and repairs expense for the three months ended December 31, 2019 and 2018 were as follows:

	Three Months Ended December 31,
	2019	2018
Depreciation expense	$17,303	$15,209
Maintenance and repair expense	6,065	6,157
9. Goodwill
Changes in the carrying amount of goodwill are as follows:

	Integrated Solutions and Services	Applied Product Technologies	Total
Balance at September 30, 2019	$222,013	$170,877	$392,890
Business combinations and divestitures	1,403	(237)	1,166
Measurement period adjustment	—	298	298
Foreign currency translation	863	1,789	2,652
Balance at December 31, 2019	$224,279	$172,727	$397,006
As of December 31, and September 30, 2019, $152,099 and $151,880, respectively, of goodwill was deductible for tax purposes.

10. Debt
Long‑term debt consists of the following:

	December 31, 2019	September 30, 2019
First Lien Term Loan, due December 20, 2024	$926,384	$928,753
Revolving Credit Facility	—	—
Equipment Financing, due June 30, 2024 to July 5, 2029	48,096	45,960
Notes Payable, due July 31, 2023	759	807
Mortgage, due June 30, 2028	1,661	1,635
Total debt	976,900	977,155
Less unamortized discount and lender fees	(11,623)	(12,138)
Total net debt	965,277	965,017
Less current portion	(113,707)	(13,418)
Total long‑term debt	$851,570	$951,599
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

During fiscal years 2017 and 2018, certain subsidiaries of the Company entered into amendments to the Credit Agreement which provided for, among other things, the refinancing of the term loans, extension of the maturity date to December 20, 2024, the reduction in the interest rate spreads to 3.00% and an additional $150,000 borrowed in incremental term loans. In addition, the revolving credit commitment and letters of credit sublimit was increased to $125,000 and $45,000, respectively. The Company makes quarterly principal payments of $2,369. At December 31, 2019, the interest rate on borrowings was 4.70%, comprised of 1.70% LIBOR plus the 3.00% spread.

Total deferred fees related to the First Lien Term Loan were $11,623 and $12,138, net of amortization, as of December 31, and September 30, 2019, respectively. These fees were included as a contra liability to debt on the Consolidated Balance Sheets.

The following summarizes the Company’s outstanding borrowings under the Revolver and outstanding letters of credit as of December 31, and September 30, 2019, respectively.

	December 31, 2019	September 30, 2019
Borrowing availability under the Revolver	$125,000	$125,000
Outstanding borrowings under the Revolver	—	—
Outstanding letters of credit under the Revolver	13,088	12,956
Unused amounts under the Revolver	$111,912	$112,044

Additional letters of credit under a separate arrangement	$194	$204

The First Lien Credit Agreement contains limitations on incremental borrowings, is subject to leverage ratios and allows for optional prepayments. Under certain circumstances, the Company may be required to remit excess cash flows as defined based upon exceeding certain leverage ratios. The Company did not exceed such ratios during the three months ended December 31, 2019, does not anticipate exceeding such ratios during the year ending September 30, 2020, and therefore does not anticipate any additional repayments during the year ending September 30, 2020.

Equipment Financing
As of December 31, and September 30, 2019, the Company had equipment financings in an aggregate outstanding amount of $48,096 and $45,960, with interest rates ranging from 5.02% to 8.07%, and due dates ranging from June 30, 2024 to July 5, 2029.
Notes Payable
As of December 31, and September 30, 2019, the Company had notes payable in an aggregate outstanding amount of $759 and $807, with an interest rates of 6.53%, and a due date of July 31, 2023. These notes are related to certain equipment related contracts and are secured by the underlying equipment and assignment of the related contracts.
Mortgage
On June 29, 2018, the Company's subsidiary MAGNETO special anodes B.V. entered into a 10-year mortgage agreement for €1,600 ($1,796) to finance a facility in the Netherlands, subject to monthly principal payments of €7 ($7) at a blended interest rate of 2.4% with maturity in June 2028. The Company had $1,661 and $1,635 principal outstanding under this facility at December 31, and September 30, 2019, respectively.
Repayment Schedule
Aggregate maturities of all long‑term debt, including current portion of long‑term debt and excluding finance lease obligations as of December 31, 2019, are presented below:

Fiscal Year
Remainder of 2020	$110,264
2021	13,839
2022	14,057
2023	14,228
2024	14,114
Thereafter	810,398
Total	$976,900
11. Derivative Financial Instruments
Interest Rate Risk Management
    The Company is subject to market risk exposure arising from changes in interest rates on our senior secured credit facilities, which bear interest at rates that are indexed against LIBOR. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to mitigate its exposure to rising interest rates. To accomplish these objectives, the Company entered into an interest rate cap, designated as a cash flow hedge, to mitigate risks associated with variable rate debt effective November 28, 2018. The LIBOR interest rate cap covers a notional amount of $600,000 of the Company’s senior secured debt, is effective for a period of three years and has a strike rate of 3.5%. Interest rate caps designated as cash flow hedges involve the receipt of stipulated amounts from a counterparty if interest rates rise above the strike rate defined in the contract. The premium paid for the interest rate cap was $2,235 and is being amortized to interest expense over its three-year term using the caplet method. At December 31, and September 30, 2019, the unamortized premium was $1,428 and $1,614, respectively, of which $683 and $869, respectively, is included in Other non‑current assets and the remaining $745 is included in Prepaid and other current assets. The Company recorded $186 and $62 of premium amortization to interest expense during the three months ended December 31, 2019 and 2018, respectively.
Foreign Currency Risk Management
The Company’s functional currency is the U.S. dollar. By operating internationally, the Company is subject to foreign currency risk from transactions denominated in currencies other than the U.S. dollar (“foreign currencies”). To mitigate cross-currency transaction risk, the Company analyzes significant exposures where it has receipts or payments in a currency other than the functional currency of its operations, and from time to time may strategically enter into short-term foreign currency forward contracts to lock in some or all of the cash flows associated with these transactions. The Company is also subject to currency translation risk associated with converting the foreign operations’ financial statements into U.S. dollars. The Company uses foreign currency derivative contracts in order to manage the effect of exchange fluctuations on forecasted sales and purchases that are denominated in foreign currencies. To mitigate the impact of foreign exchange rate risk, the Company entered into a series of forward contracts designated as cash flow hedges. As of December 31, 2019, the notional amount of the forward contracts held to sell foreign currencies was $9,516.
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
Derivatives Designated as Cash Flow Hedges
The Company accounts for derivatives and hedging activities in accordance with ASC Topic No. 815, “Derivatives and Hedging” (Topic No. 815). As required by Topic No. 815, the Company records all derivatives on the balance sheet at fair value and adjusts to market on a quarterly basis. The Company’s interest rate cap is valued based on readily observable market inputs, such as quotations on interest rates and LIBOR yield curves at the reporting date. The Company’s foreign currency forward contracts are valued based on quoted forward foreign exchange prices and spot rates at the reporting date. For a derivative that is designated as a cash flow hedge, changes in the fair value of the derivative are recognized in AOCI until the hedged item affects earnings. The Company does not use derivative financial instruments for trading or speculative purposes.
The following represents the fair value recorded for derivatives designated as cash flow hedges for the periods presented:

		Asset Derivatives
	Balance Sheet Location	December 31, 2019	September 30, 2019
Interest rate cap	Prepaid and other current assets	$5	$19
Foreign currency forward contracts	Prepaid and other current assets	148	269

		Liability Derivative
	Balance Sheet Location	December 31, 2019	September 30, 2019
Foreign currency forward contracts	Accrued expenses and other current liabilities	$68	$154

The following represents the amount of (loss) gain recognized in AOCI (net of tax) during the periods presented:

	Three Months Ended December 31,
	2019	2018
Interest rate cap	$(14)	$780
Foreign currency forward contracts	19	(334)
The following represents the amount of (loss) gain reclassified from AOCI into earnings during the periods presented:

		Three Months Ended December 31,
	Location of (Loss) Gain	2019	2018
Foreign currency forward contracts	Cost of product sales and services	$—	$(126)
Foreign currency forward contracts	General and administrative expense	54	—
Foreign currency forward contracts	Research and development expense	—	15
		$54	$(111)
Based on the fair value amounts of the Company’s cash flow hedges at December 31, 2019, the Company expects that approximately $97 of pre-tax net losses will be reclassified from AOCI into earnings during the next twelve months. The amount ultimately realized, however, will differ as exchange rates vary and the underlying contracts settle. In addition, $745 of caplet amortization will be amortized into interest expense during the next twelve months.
Derivatives Not Designated as Cash Flow Hedges
The following represents the fair value recorded for derivatives not designated as cash flow hedges for the periods presented:

		Asset Derivative
	Balance Sheet Location	December 31, 2019	September 30, 2019
Foreign currency forward contracts	Prepaid and other current assets	$—	$9

		Liability Derivative
	Balance Sheet Location	December 31, 2019	September 30, 2019
Foreign currency forward contracts	Accrued expenses and other current liabilities	$55	$—
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

A reconciliation of the activity related to the accrued warranty, including both the current and long‑term portions, is as follows:

	Current Product Warranties		Non-Current Product Warranties
	Three Months Ended December 31,		Three Months Ended December 31,
	2019	2018	2019	2018
Balance at beginning of the period	$4,922	$8,907	$2,332	$3,360
Warranty provision for sales	1,251	1,373	44	300
Settlement of warranty claims	(1,989)	(1,428)	(1,076)	—
Amounts related to sale of the Memcor product line	795	—	135	—
Foreign currency translation and other	152	124	36	(4)
Balance at end of the period	$5,131	$8,976	$1,471	$3,656
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
The table below sets forth the amounts accrued for the restructuring components and related activity:

	Three Months Ended December 31,
	2019	2018
Balance at beginning of the period	$655	$710
Restructuring charges related to two-segment realignment	675	1,945
Restructuring charges related to other initiatives	245	989
Write off charge and other non‑cash activity	(53)	(5)
Cash payments	(1,156)	(2,664)
Other adjustments	(1)	(16)
Balance at end of the period	$365	$959
The balances for accrued restructuring liabilities at December 31, and September 30, 2019, are recorded in Accrued expenses and other liabilities on the Consolidated Balance Sheets. Restructuring charges primarily represent severance charges. The Company expects to pay the remaining amounts accrued as of December 31, 2019 during the first half of 2020.

The table below sets forth the location of amounts recorded above on the Unaudited Consolidated Statements of Operations:

	Three Months Ended December 31,
	2019	2018
Cost of product sales and services	$384	$698
General and administrative expense	480	2,028
Sales and marketing expense	3	203
	$867	$2,929
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
The components of net periodic benefit cost for the plans were as follows:

	Three Months Ended December 31,
	2019	2018
Service cost	$261	$217
Interest cost	68	119
Expected return on plan assets	(30)	(30)
Amortization of actuarial losses	236	96
Pension expense for defined benefit plans	$535	$402
The components of pension expense, other than the service cost component which is included in General and administrative expense, are included in the line item Other operating expense in the Unaudited Consolidated Statements of Operations.
15. Income Taxes
The income tax provision for interim periods is comprised of tax on ordinary income (loss) provided at the most recent projected annual effective tax rate (“PAETR”), adjusted for the tax effect of discrete items. Management estimates the PAETR each quarter based on the forecasted annual pretax income or (loss). The Company is required to reduce deferred tax assets by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the benefit of the deferred tax assets will not be realized in future periods. The Company also records the income tax impact of certain discrete, unusual or infrequently occurring items including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

When a company maintains a valuation allowance in a particular jurisdiction, no net deferred income tax expense or (benefit) will typically be provided. Jurisdictions with projected income that maintain a valuation allowance typically will form part of the PAETR calculation discussed above. However, jurisdictions with a projected loss for the year that maintain a valuation allowance are excluded from the PAETR calculation. Instead, the income tax for these jurisdictions is computed separately.
The actual year-to-date income tax expense (benefit) is the product of the most current PAETR and the actual year-to-date pretax income (loss) adjusted for any discrete tax items. The income tax expense (benefit) for a particular quarter, except for the first quarter, is the difference between the year-to-date calculation of income tax expense (benefit) and the year-to-date calculation for the prior quarter. Items unrelated to current period ordinary income or (loss) are recognized entirely in the period identified as a discrete item of tax. Discrete items generally relate to changes in tax laws, adjustments to prior period’s actual liability determined upon filing tax returns, and adjustments to previously recorded reserves for uncertain tax positions, initially recording or fully reversing valuation allowances. The inclusion of discrete items in a particular quarter can cause the actual effective rate for that quarter to vary significantly from the PAETR.
Therefore, the actual effective income tax rate for a particular quarter can vary significantly based upon the jurisdictional mix and timing of actual earnings compared to projected annual earnings, permanent items, earnings for those jurisdictions that maintain a valuation allowance, tax associated with jurisdictions excluded from the PAETR calculation and discrete items.
Annual Effective Tax Rate
The PAETR, which excludes the impact of discrete items, was 4.9% and 25.8% as of the three months ended December 31, 2019 and 2018, respectively. For the three months ended December 31, 2019, the PAETR of 4.9% was lower than the U.S federal statutory rate of 21.0% primarily due to the gain on the sale of the Memcor product line, the U.S. valuation allowance provided on U.S. deferred tax assets as well as the impact of deferred tax liabilities related to indefinite lived intangibles, a portion of which were reversed in relation to the sale of the Memcor product line.
The Company continues to maintain a full valuation on U.S. federal and state net deferred tax assets (excluding the tax effects of deferred tax liabilities associated with indefinite lived intangibles) for the year ending September 30, 2020 as a result of pretax losses incurred since the Company’s inception in early 2014. The Company reported positive pre-tax earnings for the first time in 2017 and is projecting positive pre-tax earnings in 2020, however, the Company generated pre-tax losses in all other years. Management believes it is prudent to retain a valuation allowance until a more consistent pattern of earnings is established and net operating loss carryforwards begin to be utilized.
Prior and Current Period Tax Expense
For the three months ended December 31, 2019, the Company recognized income tax expense of $2,603 on pretax income of $56,109. The rate of 4.6% differed from the U.S. statutory rate of 21.0% principally due to the gain on the sale of the Memcor product line which did not generate significant tax expense due to the combination of the U.S. valuation allowance and favorable foreign tax regimes, as well as the favorable impact of the reversal of a portion of deferred tax liabilities related to indefinite lived intangibles.
For the three months ended December 31, 2018, the Company recognized an income tax benefit of $4,514 on a pretax loss of $20,802. Discrete items for the quarter were not material.
At December 31, 2019, the Company had gross unrecognized tax benefits of $1,289.
16. Share-Based Compensation
The Company designs equity compensation plans to attract and retain employees while also aligning employees’ interests with the interests of the Company’s shareholders. In addition, members of the Company’s Board of Directors (the “Board”) participate in equity compensation plans in connection with their service on the Company’s Board.

The Company established the Evoqua Water Technologies Corp. Stock Option Plan (the “Stock Option Plan”)

shortly after the acquisition date of January 16, 2014. The plan allows certain management employees and the Board to purchase shares in Evoqua Water Technologies Corp. Under the Stock Option Plan, the number of shares available for award was 11,083. As of December 31, 2019, there were approximately 1,704 shares available for future grants, however, the Company does not currently intend to make additional grants under the Stock Option Plan.
In connection with the IPO, the Board adopted and the Company’s stockholders approved the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (or the “Equity Incentive Plan”), under which equity awards may be made in the respect of 5,100 shares of common stock of the Company. Under the Equity Incentive Plan, awards may be granted in the form of options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, share awards and performance-based awards (including performance share units and performance-based restricted stock). As of December 31, 2019, there were approximately 2,049 shares available for grants under the Equity Incentive Plan.

In addition to the establishment of the Equity Incentive Plan, in connection with the IPO, the Company entered into restricted stock unit (“RSU”) agreements with each of the executive officers and certain other key members of management. Pursuant to the RSU agreements, 1,197 stock-settled RSUs were granted, the aggregate value of which equals $25,000. The RSUs vested and settled in full upon the second anniversary of the IPO on November 2, 2019, resulting in the issuance of 1,159 shares, 419 of which were deposited into treasury in satisfaction of withholding tax obligations resulting from the vesting of the RSUs.

Option awards are granted at various times during the year, vest ratably at 25% per year, and are exercisable at the time of vesting. The options granted have a ten-year contractual term.

    A summary of the stock option activity as of December 31, 2019 is presented below:

(In thousands, except per share amounts)	Options	Weighted Average Exercise Price/Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2019	8,619	$8.15	6.3 years	$80,826
Granted	5	18.82
Exercised	(430)	5.22
Cancelled	(1)	20.88
Forfeited	(32)	16.52
Expired	—	—
Outstanding at December 31, 2019	8,161	$8.28	6.0 years	$89,300
Options exercisable at December 31, 2019	5,835	$5.74	5.1 years	$77,650
Options vested and expected to vest at December 31, 2019	8,142	$8.27	6.0 years	$89,196

The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the three months ended December 31, 2019 was $6,011.

A summary of the status of the Company's non-vested stock options as of and for the three months ended December 31, 2019 is presented below.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Nonvested at beginning of period	2,379	$4.96
Granted	5	5.33
Vested	(25)	2.27
Forfeited	(32)	5.78
Nonvested at end of period	2,327	$4.98

The total fair value of options vested during the three months ended December 31, 2019, was $57.

Restricted Stock Units
The following is a summary of the RSU activity for the three months ended December 31, 2019.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Outstanding at September 30, 2019	2,002	$17.45
Granted	4	18.82
Vested	(1,159)	20.88
Forfeited	(17)	12.67
Outstanding at December 31, 2019	830	$12.76
Vested and expected to vest at December 31, 2019	818	$12.75
Expense Measurement and Recognition
Total share-based compensation expense was $3,691 and $4,559 during the three months ended December 31, 2019 and 2018, respectively, of which $3,680 and $4,525 was non-cash, respectively. The unrecognized compensation expense related to stock options and restricted stock units was $8,009 and $6,141, respectively at December 31, 2019, and is expected to be recognized over a weighted average period of 2.2 years and 2.1 years, respectively. The Company received $4,046 from the exercise of stock options during the three months ended December 31, 2019. The remaining stock options exercised during the three months ended December 31, 2019 were effected via a cashless net exercise.

Employee Stock Purchase Plan
Effective October 1, 2018, the Company implemented an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s stock at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last business day of a six-month purchase period within the offering period. These purchases were offered twice throughout fiscal 2019, and were paid by employees through payroll deductions over the respective six month purchase period, at which point the stock will be transferred to the employees. On December 21, 2018, the Company registered 11,297 shares of common stock, par value $0.01 per share, of which 5,000 are available for future issuance under the ESPP. During the three months ended December 31, 2019 and 2018, the Company incurred compensation expense of $39 and $155, respectively, in salaries and wages in respect of the ESPP, representing the fair value of the discounted price of the shares. These amounts are included in the total share-based compensation expense above. During the three months ended December 31, 2019, 56 shares were issued under the ESPP plan.

17. Concentration of Credit Risk
The Company’s cash and cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. The Company’s trade receivables do not represent a significant concentration of credit risk at December 31, and September 30, 2019 due to the wide variety of customers and markets into which products are sold and their dispersion across geographic areas. The Company does perform ongoing credit evaluations of its customers and maintains an allowance for potential credit losses on trade receivables. As of and for the three months ended December 31, 2019 and 2018, no customer accounted for more than 10% of net sales or net accounts receivable.
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
18. Related‑Party Transactions
The Company reimbursed AEA Investors LP (“AEA”), the Company’s private equity sponsor, for normal and customary expenses incurred by AEA on behalf of the Company. The Company notes that these related-party transactions have not been significant in the three months ended December 31, 2019 and 2018.
19. Leases
Lessee Accounting
As discussed in Note 2, “Summary of Significant Accounting Policies” the Company adopted ASU 2016-02 on October 1, 2019. ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for all leases, with the result being the recognition of a right-of-use (“ROU”) asset and a corresponding lease liability. The lease liability is equal to the present value of the minimum lease payments for the term of the lease using the discount rate determined at lease commencement and including any optional renewal periods that were determined to be reasonably certain to be exercised. The ROU asset is equal to the initial measurement of the lease liability plus any lease payments made to the lessor at or before the commencement date and any unamortized initial indirect costs incurred by the lessee, less any unamortized lease incentives received. ROU assets are periodically reviewed for impairment whenever events or changes in circumstances arise. During the three months ended December 31, 2019, the Company incurred no impairment charges on ROU assets.
The discount rate utilized in calculating the lease liability is the rate implicit in the lease, if known, otherwise, the incremental borrowing rate (“IBR”) for the expected lease term is used. Generally, the Company cannot determine the interest rate implicit in the lease. The Company’s IBR approximates the rate the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.
The Company occupies certain facilities and operates certain equipment and vehicles under non‑cancelable lease arrangements. Lease agreements may contain lease escalation clauses and purchase and renewal options. At the inception of a contract, the Company determines whether the arrangement is or contains a lease. A lease is determined to exist if there is an identified asset, the Company has the right to obtain substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the asset. Once a lease is determined to exist, the Company determines the lease classification at lease commencement. Leases are classified as operating or finance leases based on specific criteria. Operating lease expense is recognized on a straight-line basis on the Unaudited Consolidated Statements of Operations. Finance lease expense have front-loaded expense recognition that is recognized as depreciation expense and interest expense on the Unaudited Consolidated Statements of Operations. On the Consolidated Statements of Changes in Cash Flows, payments for operating leases are included in operating activities and payments for finance leases are included in financing activity, with the interest component included in operating activities.

The Company’s real estate leases often include options to extend the lease term; however, the Company has not included the renewal options in the ROU asset and lease liability because the likelihood of renewal was not reasonably certain. In addition, the Company has leases that include variable lease payments, for items such as maintenance or other operating expenses, which are expensed as incurred as variable lease expense.
Adoption of ASU 2016-02, Leases (Topic 842)
The Company applied Topic 842 to all existing leases at October 1, 2019 using the modified retrospective approach. As a result, prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 840. The Company has elected the following package of practical expedients which exempts the Company from having to reassess: (i) whether expired or existing contracts contain a lease, (ii) the lease classification for expired or existing leases, and (iii) initial direct costs for existing leases. In addition, the Company elected to separate lease and non-lease components for all asset classes, did not elect to use hindsight to determine the lease term and made an accounting policy election for short-term leases which does not require the capitalization of leases with terms of 12 months or less.
As a result of adoption of Topic 842 on October 1, 2019, the Company recognized $42,073 of ROU assets related to operating leases in Operating lease right-of-use assets, net and $42,904 of corresponding lease liabilities, of which $13,596 is included in Accrued expenses and other liabilities and $29,308 is included in Obligation under operating leases on the Consolidated Balance Sheets. The difference is attributable to deferred rent balance as of September 30, 2019 that reduced the ROU asset balance on October 1, 2019, of which $73 was removed from Prepaid and other current assets and the remainder was recognized in Retained deficit on the Consolidated Balance Sheets. In addition, the Company recorded an ROU asset related to finance leases in Property, plant, and equipment, net of $2,126 and $3,245 in corresponding lease liabilities included in Other non‑current liabilities on the Consolidated Balance Sheets, with the difference recognized in Retained deficit. See Note 2, “Summary of Significant Accounting Policies” for further information on the impact of adoption.
The following represents the components of lease cost and other information for both operating and finance leases for the three months ended December 31, 2019:

Lease cost
Finance lease cost:
Amortization of ROU assets	$3,420
Interest on lease liabilities	518
Operating lease cost	4,215
Short-term lease cost	837
Variable lease cost	—
Sublease income	(14)
Total lease cost	$8,976

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$520
Operating cash flows from operating leases	4,154
Financing cash flows from finance leases	3,346
ROU assets obtained in exchange for new finance lease liabilities	1,782
Weighted average remaining lease term - finance leases	3.9 years
Weighted average remaining lease term - operating leases	4.9 years
Weighted average discount rate - finance leases	5.00%
Weighted average discount rate - operating leases	4.53%

The following table reconciles future minimum undiscounted rental commitments for operating leases to operating lease liabilities record on the Consolidated Balance Sheet as of December 31, 2019:

Fiscal Year
Remainder of 2020	$12,269
2021	13,304
2022	8,704
2023	6,266
2024	4,178
Thereafter	8,277
Total undiscounted lease payments	$52,998
Present value adjustment	(5,952)
Operating lease liabilities	47,046
Less current installments of obligations under operating leases	14,175
Obligations under operating leases, excluding current installments	$32,871

The gross and net carrying values of the equipment under finance leases as of December 31, and September 30, 2019 was as follows:

	December 31, 2019	September 30, 2019
Gross carrying amount	$80,458	$69,760
Net carrying amount	36,871	36,337
The following table reconciles future minimum undiscounted rental commitments for finance leases to the finance lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2019:

Fiscal Year
Remainder of 2020	$10,643
2021	11,043
2022	8,416
2023	5,910
2024	3,716
Thereafter	2,443
Total undiscounted lease payments	42,171
Present value adjustment	(4,221)
Finance lease liabilities	37,950
Less current installments of obligations under finance leases	12,006
Obligations under finance leases, excluding current installments	$25,944
The current installments of obligations under finance leases are included in Accrued expenses and other liabilities. Obligations under finance leases, excluding current installments, are included in Other non-current liabilities.
Lessor Accounting
The Company is a lessor to multiple parties. The Company purchases equipment through internal funding or bank debt equal to the fair market value of the equipment. The equipment is then leased to customers for periods ranging from five to twenty years. These contracts generally contain both lease and non-lease components, including installation and maintenance services of the Company owned equipment. As part of the Company’s adoption of Topic 842, for contracts entered into after October 1, 2019, the Company elected the practical expedient to not separate lease and non-lease components when certain conditions are met, including the lease qualifying as an operating lease and the same revenue recognition pattern for the lease and non-lease components. The Company accounts for these contacts with the customer as a combined component under the respective authoritative guidance for the predominant component in the contract, the lease or non-lease component. Lease income is included in Revenue from services on the Unaudited Consolidated Statements of Operations.
As of December 31, 2019, future minimum lease payments receivable under operating leases are as follows:

Fiscal year
Remainder of 2020	$75,905
2021	51,107
2022	34,977
2023	24,564
2024	13,329
Thereafter	92,565
Future minimum lease payments	$292,447
20. Commitments and Contingencies
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
The following summarizes the Company’s outstanding letters of credit and surety bonds as of December 31, and September 30, 2019, respectively.

	December 31, 2019	September 30, 2019
Revolving credit capacity	$45,000	$45,000
Letters of credit outstanding	13,088	12,956
Remaining revolving credit capacity	$31,912	$32,044

Surety capacity	$230,000	$220,000
Surety issuances	154,094	144,717
Remaining surety available	$75,906	$75,283

The longest maturity date of letters of credit and surety bonds in effect as of December 31, 2019 was March 26, 2029.
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

21. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	December 31, 2019	September 30, 2019
Salaries, wages and other benefits	$29,613	$35,206
Obligation under operating leases	14,175	—
Obligation under finance leases	12,006	17,859
Third party commissions	10,296	11,394
Insurance liabilities	6,264	4,895
Taxes, other than income	4,137	5,215
Provisions for litigation	1,605	1,533
Option and Purchase Right	506	—
Severance payments	365	655
Earn-outs related to acquisitions	91	611
Other	22,598	24,471
	$101,656	$101,839
22. Business Segments
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
The Company has two reportable operating segments, Integrated Solutions and Services and Applied Product Technologies. The business segments are described as follows:
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

	Three Months Ended December 31,
	2019	2018
Total sales
Integrated Solutions and Services	$231,800	$212,277
Applied Product Technologies	138,529	130,534
Total sales	370,329	342,811
Intersegment sales
Integrated Solutions and Services	3,662	1,779
Applied Product Technologies	20,562	18,030
Total intersegment sales	24,224	19,809
Sales to external customers
Integrated Solutions and Services	228,138	210,498
Applied Product Technologies	117,967	112,504
Total sales	346,105	323,002
Earnings before interest, taxes, depreciation and amortization (EBITDA)
Integrated Solutions and Services	48,775	41,884
Applied Product Technologies	66,716	8,851
Corporate	(20,656)	(34,004)
Total EBITDA	94,835	16,731
Depreciation and amortization
Integrated Solutions and Services	15,621	13,958
Applied Product Technologies	3,574	4,334
Corporate	5,948	4,798
Total depreciation and amortization	25,143	23,090
Operating profit (loss)
Integrated Solutions and Services	33,154	27,926
Applied Product Technologies	63,142	4,517
Corporate	(26,604)	(38,802)
Total operating profit	69,692	(6,359)
Interest expense	(13,583)	(14,443)
Income (loss) before income taxes	56,109	(20,802)
Income tax (expense) benefit	(2,603)	4,514
Net income (loss)	$53,506	$(16,288)
Capital expenditures
Integrated Solutions and Services	$14,187	$13,685
Applied Product Technologies	2,283	2,208
Corporate	1,102	1,676
Total capital expenditures	$17,572	$17,569

	December 31, 2019	September 30, 2019
Assets
Integrated Solutions and Services	$818,051	$762,707
Applied Product Technologies	596,003	657,879
Corporate	396,248	317,262
Total assets	$1,810,302	$1,737,848
Goodwill
Integrated Solutions and Services	$224,279	$222,013
Applied Product Technologies	172,727	170,877
Total goodwill	$397,006	$392,890
23. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) from continuing operations per common share (in thousands, except per share amounts):

	Three Months Ended December 31,
	2019	2018
Numerator:
Numerator for basic and diluted earnings (loss) per common share—Net income (loss) attributable to Evoqua Water Technologies Corp.	$53,145	$(16,730)
Denominator:
Denominator for basic net income (loss) per common share—weighted average shares	115,586	113,950
Effect of dilutive securities:
Share‑based compensation	5,443	—
Denominator for diluted net income (loss) per common share—adjusted weighted average shares	121,029	113,950
Basic earnings (loss) attributable to Evoqua Water Technologies Corp. per common share	$0.46	$(0.15)
Diluted earnings (loss) attributable to Evoqua Water Technologies Corp. per common share	$0.44	$(0.15)
Since the Company was in a net loss position for the three months ended December 31, 2018, there was no difference between the number of shares used to calculate basic and diluted loss per share. Because of their anti-dilutive effect, 4,168 common share equivalents, comprised of employee stock options, have been excluded from the diluted EPS calculation for the three months ended December 31, 2018.

24. Subsequent Events
In January 2020, the Company utilized $100 million of the proceeds from the sale of the Memcor product line to repay a portion of the Company’s First Lien Term Loans. As a result of this payment, the Company moved $100 million from Long-term debt, net of deferred financing fees to Current portion of debt.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the Unaudited Consolidated Financial Statements, including the notes, included in Item 1 of this Quarterly Report on Form 10-Q (this “Report”), and with our audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the SEC on November 25, 2019 (the “2019 Annual Report”). You should review the disclosures under the heading “Item 1A. Risk Factors” in the 2019 Annual Report, as well as any cautionary language in this report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless otherwise indicated or the context otherwise requires, all references to “the Company,” “Evoqua,” “Evoqua Water Technologies Corp.,” “EWT Holdings I Corp.,” “we,” “us,” “our” and similar terms refer to Evoqua Water Technologies Corp., together with its consolidated subsidiaries. Unless otherwise specified, all dollar amounts in this section are referred to in millions.
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
Our solutions are designed to ensure that our customers have the quantity and quality of water that meets their unique specifications. We enable our customers to achieve lower costs through greater uptime, throughput and efficiency in their operations and support their regulatory compliance and environmental sustainability. We deliver and maintain these mission critical solutions through the largest service network in North America, assuring our customers continuous uptime with 97 branches as of December 31, 2019. We have an extensive service and support network, and as a result, a certified Evoqua Service Technician is generally no more than a two‑hour drive from more than 90% of our North American customers’ sites.
Our vision “to be the world’s first choice for water solutions” and our values of “integrity, customers, performance and sustainable” foster a corporate culture that is focused on establishing a workforce that is enabled, empowered and accountable, which creates a highly entrepreneurial and dynamic work environment. Our purpose is “Transforming water. Enriching life.” We draw from a long legacy of water treatment innovations and industry firsts, supported by more than 1,100 granted or pending patents, which in aggregate are imperative to our business. Our core technologies are primarily focused on removing impurities from water, rather than neutralizing them through the addition of chemicals, and we are able to achieve purification levels which are 1,000 times greater than typical drinking water.
Business Segments
Our business is organized by customer base and offerings into two reportable operating segments that each draw from the same reservoir of leading technologies, shared manufacturing infrastructure, common business processes and corporate philosophies. Our reportable operating segments consist of: (i) our Integrated Solutions and Services segment and (ii) our Applied Product Technologies segment. The key factors used to identify these reportable operating segments are the organization and alignment of our internal operations, the nature of the products and services and customer type.

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

Product and Technology Development
We develop our technologies through in‑house research, development and engineering and targeted tuck‑in, vertical market and geography‑expanding, technology-enhancing acquisitions. We have a reservoir of recently launched technologies and a strong pipeline of new offerings designed to provide customers with innovative, value‑enhancing solutions. Furthermore, since April 2016, we have successfully completed thirteen acquisitions and the acquisition of a 60% interest in Frontier Water Systems LLC, each of which expands our vertical markets and geographic reach and enhance our technologies, strengthening our existing capabilities and adding new capabilities and cross selling opportunities in areas such as mobile wastewater treatment, soil and air treatment, regenerative media filtration, anodes, UV and ozone disinfection, aerobic and anaerobic biological treatment technologies and electrochemical and electrochlorination cells. We are able to rapidly scale new technologies using our leading direct and third‑party sales channels and our relationships with key influencers, including municipal representatives, engineering firms, designers and other system specifiers. We believe our continued investment in driving penetration of our recently launched technologies, robust pipeline of new capabilities and best‑in‑class channels to market will allow us to continue to address our customer needs across the water lifecycle.
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
Acquisitions and Divestitures
We believe that capex-like, tuck‑in acquisitions present a key opportunity within our overall growth strategy, which we will continue to evaluate strategically. These strategic acquisitions are expected to enable us to accelerate our growth by extending our critical mass in existing markets, as well as expand in new geographies and new end market verticals. Our existing customer relationships, best‑in‑class channels to market and ability to rapidly commercialize technologies provide a strong platform to drive rapid growth in the businesses we acquire. To capitalize on these opportunities, we have built an experienced team dedicated to mergers and acquisitions that has, since April 2016, successfully completed thirteen acquisitions and the acquisition of a 60% interest in Frontier Water Systems LLC, each of which expands our vertical markets and geographic reach and enhance our technologies, with purchase prices ranging from approximately $2.0 million to approximately $283.7 million, and pre‑acquisition revenues ranging from approximately $3.1 million to approximately $55.7 million.
On December 31, 2019 we completed the sale of the Memcor product line to DuPont de Nemours, Inc. (DuPont). The aggregate purchase price paid by DuPont was $110.0 million in cash, subject to certain adjustments. Following adjustments for cash and net working capital, gross proceeds paid by DuPont were $121.3 million. The Company recognized a $49.0 million net pre-tax benefit on sale of the Memcor product line, which is net of $8.3 million of discretionary compensation payments to employees in connection with the transaction and $1.0 million in transaction costs incurred in the three months ended December 31, 2019. The Company and DuPont have a history of collaboration, and following the sale, DuPont will continue to supply the Company with Memcor® products.
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
Changes in costs and availability. We have significant exposures to certain commodities, including steel, caustic, carbon, calcium nitrate and iridium, and volatility in the market price and availability of these commodity input materials has a direct impact on our costs and our business. For example, the U.S. government and other governments have recently imposed greater restrictions on international trade, including tariffs and/or other trade restraints on certain materials. These restrictions, particularly those related to China, have increases and could further increase the cost of our products and have restricted and could further restrict availability of certain commodities, which may result in delays in our execution of projects. Although we have offset a portion of these cost increases through price increases, there can be no assurance that we will be able to continue to recuperate additional cost increases from our customers through product price increases. If we are unable to manage commodity fluctuations through pricing actions, cost savings projects and sourcing decisions as well as through consistent productivity improvements, it may adversely impact our gross profit and gross margin. Further, additional potential acquisitions and international expansion will place increased demands on our operational, managerial, administrative and other resources. Managing our growth effectively will require us to continue to enhance our management systems, financial and management controls and information systems. We will also be required to hire, train and retain operational and sales personnel, which affects our operating margins.
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
Adjusted EBITDA
Adjusted EBITDA is one of the primary metrics used by management to evaluate the financial performance of our business. Adjusted EBITDA is defined as net income (loss) before interest expense, income tax benefit (expense) and depreciation and amortization, adjusted for the impact of certain other items, including restructuring and related business transformation costs, purchase accounting adjustment costs, non-cash share-based compensation, sponsor fees, transaction costs and other gains, losses and expenses. We present Adjusted EBITDA, which is not a recognized financial measure under GAAP, because we believe it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. Further, we believe it is helpful in highlighting trends in our operating results and provides greater clarity to management and our investors regarding the operational impact of long term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management uses Adjusted EBITDA to supplement GAAP measures of performance as follows:

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
The following is a reconciliation of our Net income (loss) to Adjusted EBITDA (unaudited, amounts in millions):

	Three Months Ended December 31,
	2019	2018
Net income (loss)	$53.5	$(16.3)
Income tax expense (benefit)	2.6	(4.5)
Interest expense	13.6	14.4
Operating profit (loss)	69.7	(6.4)
Depreciation and amortization	25.1	23.1
EBITDA	94.8	16.7
Restructuring and related business transformation costs (a)	1.7	5.7
Share-based compensation (b)	3.7	4.6
Transaction costs (c)	0.2	2.1
Other (gains) losses and expenses (d)	(56.8)	9.3
Adjusted EBITDA	$43.6	$38.4
(a)    Restructuring and related business transformation costs
Adjusted EBITDA is calculated prior to considering certain restructuring or business transformation events. These events may occur over extended periods of time, and in some cases it is reasonably possible that they could reoccur in future periods based on reorganizations of the business, cost reduction or productivity improvement needs, or in response to economic conditions. For the periods presented such events include the following:

(i)
Certain costs and expenses in connection with various restructuring initiatives, including severance costs, relocation costs, recruiting expenses, and third-party consultant costs to assist with these initiatives. This includes:

(A)	amounts related to the Company’s transition from a three-segment structure to a two-segment operating model designed to better serve the needs of customers worldwide; and

(B)	amounts related to various other initiatives implemented to restructure and reorganize our business with the appropriate management team and cost structure.

	Three Months Ended December 31,
	2019	2018
Two-segment restructuring(1)	$1.0	$1.9
Cost of sales	0.3	0.2
S&M expense	—	0.2
G&A expense	0.3	1.5
Other operating (income) expense	0.4	—
Various other initiatives(2)	$0.2	$0.5
Cost of product sales and services ("Cost of sales")	0.1	0.3
G&A expense	0.1	0.2
Total	$1.2	$2.4

(1)
of which $0.7 million and $1.9 million is reflected in restructuring charges in Note 13, “Restructuring and Related Charges” in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Restructuring Footnote”) in the three months ended December 31, 2019 and 2018, respectively.

(2)	all of which is reflected in the Restructuring Footnote in the three months ended December 31, 2019 and 2018, respectively.

(ii)
legal settlement costs and intellectual property related fees associated with legacy matters prior to the AEA Acquisition, including fees and settlement costs related to product warranty litigation on MEMCOR® products and certain discontinued products. This includes:

	Three Months Ended December 31,
	2019	2018
Cost of sales	$0.1	$0.1
G&A expense	—	0.3
Total	$0.1	$0.4

(iii)
expenses associated with our information technology and functional infrastructure transformation subsequent to the AEA Acquisition, including activities to optimize information technology systems and functional infrastructure processes. This includes:

	Three Months Ended December 31,
	2019	2018
Cost of sales	$0.1	$0.1
G&A expense	0.3	2.7
Total	$0.4	$2.8

(iv)
costs associated with our IPO and secondary offering as well as costs incurred by us in connection with establishment of our public company compliance structure and processes, including consultant costs. This includes:

	Three Months Ended December 31,
	2019	2018
G&A expense	$—	$0.1
Total	$—	$0.1

(b)	Share-based compensation
Adjusted EBITDA is calculated prior to considering non‑cash share‑based compensation expenses related to equity awards. See Note 16, “Share-Based Compensation” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail.

(c)	Transaction related costs
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

	Three Months Ended December 31,
	2019	2018
Cost of sales	$0.1	$0.2
G&A expense	0.4	1.9
Other operating (income) expense	(0.3)	—
Total	$0.2	$2.1

(d)	Other (gains), losses and expenses
Adjusted EBITDA is calculated prior to considering certain other significant (gains), losses and expenses. Such significant items represent substantive and/or unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and qualitative aspects of their nature and they may be highly variable and difficult to predict. Unusual items may represent items that are not part of our ongoing business, items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis, items that would be non-recurring, or items related to products we no longer sell. While not all-inclusive, examples of items that could be included as other (gains), losses and expenses would be amounts related to non-cash foreign currency exchange gains and losses on intercompany loans, significant warranty events, and certain disposals of businesses, products or facilities that do not qualify as discontinued operations under GAAP. For the periods presented such events include the following:

(i)	impact of foreign exchange gains and losses;

(ii)	foreign exchange impact related to headquarter allocations;

(iii)	expenses on disposal related to maintaining non‑operational business locations, net of gain on sale;

(iv)	expenses incurred by the Company related to the remediation of manufacturing defects caused by a third- party vendor for which the Company is seeking restitution;

(v)	charges incurred by the Company related to product rationalization in its electro-chlorination business; and

(vi)
net pre-tax benefit on the sale of the Memcor product line, which is net of $8.3 million of discretionary compensation payments to employees in connection with the transaction and $1.0 million in transaction costs incurred in the three months ended December 31, 2019.

Other adjustments include the following (gains), losses and expenses for the periods presented below:

Three Months Ended December 31, 2019
	Other Adjustments
	(i)	(ii)	(iii)	(iv)	(v)	(vi)	Total
Cost of sales	$(0.4)	$—	$—	$0.2	$0.1	$0.1	$—
G&A expense	(6.2)	0.1	—	—	—	0.9	(5.2)
Other operating (income) expense	—	—	—	(1.6)	—	(50.0)	(51.6)
Total	$(6.6)	$0.1	$—	$(1.4)	$0.1	$(49.0)	$(56.8)

Three Months Ended December 31, 2018
	Other Adjustments
	(i)	(ii)	(iii)	(iv)	(v)	(vi)	Total
Cost of sales	$0.2	$—	$1.0	$—	$3.1	$—	$4.3
G&A expense	4.5	0.5	—	—	—	—	5.0
Total	$4.7	$0.5	$1.0	$—	$3.1	$—	$9.3

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated:

	Three Months Ended December 31,
	2019		2018
(In millions, except per share amounts)		% of Revenue		% of Revenue	% Variance
Revenue	$346.1	100.0%	$323.0	100.0%	7.2%
Cost of product sales and services	(240.4)	(69.5)%	(234.3)	(72.5)%	2.6%
Gross profit	105.7	30.5%	88.7	27.5%	19.2%
General and administrative expense	(45.8)	(13.2)%	(54.8)	(17.0)%	(16.4)%
Sales and marketing expense	(38.0)	(11.0)%	(36.2)	(11.2)%	5.0%
Research and development expense	(3.7)	(1.1)%	(4.1)	(1.3)%	(9.8)%
Other operating income (expense), net	51.5	14.9%	—	—%	100.0%
Interest expense	(13.6)	(3.9)%	(14.4)	(4.5)%	(5.6)%
Income (loss) before income taxes	56.1	16.2%	(20.8)	(6.4)%	(369.7)%
Income tax (expense) benefit	(2.6)	(0.8)%	4.5	1.4%	(157.8)%
Net income (loss)	53.5	15.5%	(16.3)	(5.0)%	(428.2)%
Net income attributable to non‑controlling interest	0.4	0.1%	0.4	0.1%	—%
Net income (loss) attributable to Evoqua Water Technologies Corp.	$53.1	15.3%	$(16.7)	(5.2)%	(418.0)%

Weighted average shares outstanding
Basic	115.6		114.0
Diluted	121.0		114.0
Earnings (loss) per share
Basic	$0.46		$(0.15)
Diluted	$0.44		$(0.15)

Other financial data:
Adjusted EBITDA(1)	$43.6	12.6%	$38.4	11.9%	13.5%

(1)
For the definition of Adjusted EBITDA and a reconciliation to net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see “How We Assess the Performance of Our Business-Adjusted EBITDA.”

Consolidated Results
Revenues-Revenues increased $23.1 million, or 7.2%, to $346.1 million in the three months ended December 31, 2019 from $323.0 million in the three months ended December 31, 2018.
The following table provides the change in revenues from product sales and revenues from services, respectively:

	Three Months Ended December 31,
	2019		2018		% Variance
		% of Revenue		% of Revenue
Revenue from product sales	$196.6	56.8%	$180.1	55.8%	9.2%
Revenue from services	149.5	43.2%	142.9	44.2%	4.6%
	$346.1	100.0%	$323.0	100.0%	7.2%
Revenues from product sales increased $16.5 million, or 9.2%, to $196.6 million in the three months ended December 31, 2019 from $180.1 million in the three months ended December 31, 2018. The increase was primarily driven by increased capital revenues of $15.3 million, of which $4.9 million was related to the acquisitions of ATG UV and Frontier

Water Systems LLC, in addition to an increase in aftermarket revenues of $1.2 million, which was also partially driven by acquisitions.
Revenues from services increased $6.6 million, or 4.6%, to $149.5 million in the three months ended December 31, 2019 from $142.9 million in the three months ended December 31, 2018. This increase was driven by stronger organic service growth, which was augmented by price realization.
Cost of Sales and Gross Margin-Total gross margin increased to 30.5% in the three months ended December 31, 2019 from 27.5% in the three months ended December 31, 2018.
The following table provides the change in cost of product sales and cost of services, respectively, along with related gross margins:

	Three Months Ended December 31,
	2019		2018
		Gross Margin %		Gross Margin %
Cost of product sales	$(140.5)	28.5%	$(136.6)	24.2%
Cost of services	(99.9)	33.2%	(97.7)	31.6%
	$(240.4)	30.5%	$(234.3)	27.5%
Gross margin from product sales increased by 4.3% to 28.5% in the three months ended December 31, 2019 from 24.2% in the three months ended December 31, 2018. The increase in gross margin was primarily driven by costs incurred in the prior year of $4.3 million, mainly due to product rationalization, that did not reoccur in the current year. Remaining change is related to change in product mix and price realization.
Gross margin from services increased by approximately 1.6% to 33.2% in the three months ended December 31, 2019 from 31.6% in the three months ended December 31, 2018. These increases are mainly driven by price realization.
Operating Expenses-Operating expenses decreased $7.6 million, or 8.0%, to $87.5 million in the three months ended December 31, 2019 from $95.1 million in the three months ended December 31, 2018. Included in the three months ended December 31, 2019 was a gain from foreign currency translation of $6.4 million, whereas included in the three months ended December 31, 2018 amount was a loss from unfavorable foreign currency translation of $4.8 million, most of which is related to intercompany loans. This change in foreign currency resulted in a net decrease in operating expenses of $11.3 million period over period. Additionally, changes in the estimates of certain acquisitions achieving their earn-out targets resulted in another $2.5 million net reduction in operating expenses. These decreases were partially offset by increases in operating expenses of $2.5 million associated with the acquisitions of ATG UV and Frontier, transaction costs related to the sale of the Memcor product line of $1.0 million and additional employee related expenses of $1.5 million.
A discussion of operating expenses by category is as follows:
Research and Development Expense - Research and development expenses decreased $0.4 million during the three months ended December 31, 2019 as compared to December 31, 2018 due to the Company’s continued efforts to reduce spending, offset partially by increased expenses due to the Frontier acquisition.
Sales and Marketing Expense - Sales and marketing expenses had an increase of $1.8 million during the three months ended December 31, 2019 as compared to December 31, 2018, mainly due to the Frontier acquisition in addition to increased employee expenses.
General and Administrative Expense - General and administrative expenses decreased $9.0 million, or 16.4%, to $45.8 million in the three months ended December 31, 2019 from $54.8 million in the three months ended December 31, 2018. This decrease in general and administrative expenses was primarily due to the favorable change in foreign currency translation on the intercompany loans of $10.7 million, as described above, in addition to the decrease of $2.5 million of costs incurred in the prior year related to changes in the estimate of certain acquisitions achieving their earn-out targets. These decreases were partially offset by an increase of transaction costs related to the sale of the Memcor product line of $1.0 million, additional employee related expenses of $1.1 million, and $0.9 million in expenses from the ATG UV and Frontier acquisitions.
Other operating income (expense)-Other operating income (expense) increased $51.5 million, to income of 51.5 million in the three months ended December 31, 2019 from income of $40.0 thousand in the three months ended December 31, 2018. The increase is mainly due to the net pre-tax benefit on sale of the Memcor product line of $49.0 million, which is net of $8.3 million of discretionary compensation payments to employees in connection with the transaction and $1.0 million in transaction costs incurred in the three months ended December 31, 2019.
Interest Expense-Interest expense decreased $0.8 million, or 5.6%, to $13.6 million in the three months ended December 31, 2019 from $14.4 million in the three months ended December 31, 2018. The decrease in interest expense was primarily driven by a reduction in LIBOR year over year, partially offset by additional borrowings.
Income tax (expense) benefit-An income tax expense of $2.6 million and an income tax benefit of $4.5 million was recorded for the three months ended December 31, 2019 and 2018, respectively. The increase in tax expense from the prior year was principally due to the significant income earned in the current year, primarily from the sale of the Memcor product line, as compared to a significant loss in the prior year.
Net Income-Net income increased by $69.8 million, or 428.2%, to $53.5 million for the three months ended December 31, 2019, from a net loss of $16.3 million in the three months ended December 31, 2018. The main driver of this increase is the sale of the Memcor product line, which resulted in a gain on sale of $58.3 million, less amounts paid for discretionary bonuses of $8.3 million and transaction costs of $1.0 million incurred in the three months ended December 31, 2019. The resulting net pre-tax benefit was $49.0 million. In addition to the net benefit of the sale, we saw overall contributions of revenue volume and mix of $17 million. Net income for the quarter also includes $6.4 million of foreign currency gain, mainly due to intercompany loans, versus a prior year period foreign currency loss of $4.8 million. These increases were offset by a $7.1 million net increase in income tax expense in the current year period based on the projected effective tax rate for the fiscal year.
Adjusted EBITDA-Adjusted EBITDA increased $5.2 million, or 13.5%, to $43.6 million for the three months ended December 31, 2019 from $38.4 million for the three months ended December 31, 2018. The increase in Adjusted EBITDA for the quarter as compared to the prior year period was primarily driven by the increased revenue volume, augmented by price realization and the favorable change in mix driven by higher service volumes.
Segment Results

	Three Months Ended December 31,
	2019		2018		% Variance
		% of Revenue		% of Revenue
Revenues
Integrated Solutions and Services	$228.1	65.9%	$210.5	65.2%	8.4%
Applied Product Technologies	118.0	34.1%	112.5	34.8%	4.9%
Total Consolidated	346.1	100.0%	323.0	100.0%	7.2%
Operating profit (loss)
Integrated Solutions and Services	33.2	9.6%	27.9	8.6%	19.0%
Applied Product Technologies	63.1	18.2%	4.5	1.4%	1,302.2%
Corporate	(26.6)	(7.7)%	(38.8)	(12.0)%	(31.4)%
Total Consolidated	69.7	20.1%	(6.4)	(2.0)%	(1,189.1)%
EBITDA
Integrated Solutions and Services	48.8	14.1%	41.9	13.0%	16.5%
Applied Product Technologies	66.7	19.3%	8.9	2.8%	649.4%
Corporate and unallocated costs	(20.7)	(6.0)%	(34.1)	(10.6)%	(39.3)%
Total Consolidated	$94.8	27.4%	$16.7	5.2%	467.7%

Adjusted EBITDA on a segment basis is defined as earnings before interest expense, income tax expense (benefit) and depreciation and amortization, adjusted for the impact of certain other items that have been reflected at the segment level. The following is a reconciliation of our segment operating profit to Adjusted EBITDA:

	Three Months Ended December 31,
	2019		2018
	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies
Operating Profit	$33.2	$63.1	$27.9	$4.5
Depreciation and amortization	15.6	3.6	14.0	4.4
EBITDA	$48.8	$66.7	$41.9	$8.9
Restructuring and related business transformation costs (a)	—	0.7	0.3	0.3
Transaction costs (b)	—	(1.3)	0.5	0.7
Other losses (gains) and expenses (c)	—	(50.3)	0.2	4.1
Adjusted EBITDA (d)	$48.8	$15.8	$42.9	$14.0

(a)
Represents costs and expenses in connection with restructuring initiatives distinct to our Integrated Solutions and Services and Applied Product Technologies segments in the three months ended December 31, 2019 and 2018, respectively. Such expenses are primarily composed of severance and relocation costs.

(b)
Represents costs associated with a change in the current estimate of certain acquisitions achieving their earn-out targets, which resulted in a (decrease) increase to the fair valued amount of the earn-out recorded upon acquisition, in the three months ended December 31, 2019 and 2018, respectively, distinct to our Integrated Solutions and Services and Applied Product Technologies segments.

(c)
Other losses, (gains) and expenses as discussed above in “How We Assess the Performance of Our Business-Adjusted EBITDA” distinct to our Integrated Solutions and Services and Applied Product Technologies segments include the following:

	Three Months Ended December 31,
	2019		2018
(In millions)	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies
Net pre-tax benefit on sale of the Memcor product line	$—	$(49.0)	$—	$—
Remediation of manufacturing defects	—	(1.4)	—	1.0
Product rationalization in electro-chlorination business	—	0.1	—	3.1
Expenses related to maintaining non-operational business locations	—	—	0.2	—
Total	$—	$(50.3)	$0.2	$4.1

(d)
For the definition of Adjusted EBITDA and a reconciliation to net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see “How We Assess the Performance of Our Business-Adjusted EBITDA.”

Integrated Solutions and Services
Revenues in the Integrated Solutions and Services segment increased $17.6 million, or 8.4%, to $228.1 million in the three months ended December 31, 2019 from $210.5 million in the three months ended December 31, 2018. The increase in revenue was driven by stronger capital growth of $9.7 million, exclusive of acquisitions, and service growth of $6.8 million, which was augmented by price realization. Our recent investment in Frontier Water Systems LLC resulted in another increase of $1.3 million of revenue.

Operating profit in the Integrated Solutions and Services segment increased $5.3 million, or 19.0%, to $33.2 million in the three months ended December 31, 2019 from $27.9 million in the three months ended December 31, 2018. Segment profitability improved $7.3 million in the period driven by increased organic and acquisition related revenue volume, augmented by improved pricing, and favorable change in product mix driven by the higher service volumes. Profitability in the current year was also favorably impacted by the non-recurrence of $0.5 million of charges related to the achievement of earn-out targets associated with the Pure Water acquisition, in addition to the non-recurrence of other charges noted in the prior year of approximately $0.5 million related to restructuring and inactive sites. Negative drivers to profitability were increased employee related expenses of $1.4 million and higher depreciation and amortization expense of $1.6 million.
EBITDA in the Integrated Solutions and Services segment increased $6.9 million, or 16.5%, to $48.8 million in the three months ended December 31, 2019, compared to $41.9 million in the three months ended December 31, 2018.
Applied Product Technologies
Revenues in the Applied Product Technologies segment increased $5.5 million, or 4.9%, to $118.0 million in the three months ended December 31, 2019 from $112.5 million in the three months ended December 31, 2018. Revenues grew $2.3 million due to increased aftermarket revenue and price realization. The acquisition of ATG UV contributed an increase in revenue of $3.9 million. These increases were partially offset unfavorable foreign currency translation impact of $0.7 million.

Operating profit in the Applied Product Technologies segment increased $58.6 million, or 1,302.2%, to $63.1 million in the three months ended December 31, 2019 from $4.5 million in the three months ended December 31, 2018. The increase is mainly due to the net pre-tax benefit on sale of the Memcor product line of $49.0 million, which is net of $8.3 million of discretionary compensation payments to employees in connection with the transaction and $1.0 million in transaction costs incurred in the three months ended December 31, 2019. Increased profit was also driven by volume and mix performance, augmented by improved pricing, of $1.8 million, in addition to lower depreciation of $0.8 million and $0.6 million from the acquisition of ATG UV. Further increases were due to one time reductions in costs of $7.0 million related to:

◦
A net recovery of costs incurred by the Company from a settlement with a third-party vendor associated with remediation of manufacturing defects caused by the vendor of $1.4 million as compared to prior year expense of $1.0 million

◦	Reductions in costs related to the achievement of earn-out targets associated with certain acquisitions of $1.3 million as compared to prior year expense of $0.7 million

◦	Reductions in other non-recurring costs by $2.6 million

Operating profit was reduced by $0.6 million, net as compared to the prior period as the increased benefits from the two segment realignment resulting in cost savings of $1.4 million as compared to the same period in the prior year were offset by increased employment costs related to inflation and incentive of $2.0 million.
EBITDA in the Applied Product Technologies segment increased $57.8 million, or 649.4%, to $66.7 million in the three months ended December 31, 2019, compared to $8.9 million in the three months ended December 31, 2018.

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
We expect to continue to finance our liquidity requirements through internally generated funds, borrowings under our Revolving Credit Facility and equipment financing arrangements. We believe that our projected cash flows generated from operations, together with borrowings under our Revolving Credit Facility and other financing arrangements are sufficient to fund our principal debt payments, interest expense, our working capital needs and our expected capital expenditures for the next twelve months. Our capital expenditures for the three months ended December 31, 2019 and 2018 were $17.6 million and $17.6 million, respectively. However, our budgeted capital expenditures can vary from period to period based on the nature of capital intensive project awards. From time to time, we may enter into financing arrangements related to capital expenditures for equipment used to provide services to our customers. In addition, we may draw on our Revolving Credit Facility from time to time to fund or partially fund an acquisition.
As of December 31, 2019, we had total indebtedness of $976.9 million, including $926.4 million of borrowings under the First Lien Term Loan Facility, no borrowings under our Revolving Credit Facility, $48.1 million in borrowings related to equipment financing, $0.8 million of notes payable related to certain equipment related contracts and $1.7 million related to a mortgage. We also had $13.1 million of letters of credit issued under our $125.0 million Revolving Credit Facility and an additional $0.2 million of letters of credit issued under a separate uncommitted facility as of December 31, 2019.
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
As of December 31, and September 30, 2019, we were in compliance with the covenants contained in the senior secured credit facilities.
Our indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations.
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended December 31,
(In millions)	2019	2018
Statement of Cash Flows Data
Net cash provided by operating activities	$4.7	$4.1
Net cash provided by (used in) investing activities	80.2	(17.7)
Net cash used in financing activities	(1.8)	(4.9)
Effect of exchange rate changes on cash	1.9	(0.7)
Change in cash and cash equivalents	$85.0	$(19.2)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period‑to‑period as working capital needs and the timing of payments for restructuring activities and other items impact reported cash flows.
Net cash provided by operating activities increased to a source of $4.7 million in the three months ended December 31, 2019 from a source of $4.1 million in the three months ended December 31, 2018.

•	Operating cash flows in the three months ended December 31, 2019 reflect an increase in net earnings of $69.8 million as compared to the three months ended December 31, 2018.

•
Non‑cash items reduced operating cash flows by $35.3 million in the three months ended December 31, 2019 as compared to an increase to operating cash flows of $32.0 million in the three months ended December 31, 2018, resulting an an overall reduction of $67.3 million. This reduction was primarily driven by the adjustment for gain on sale of business, offset by an increase in depreciation and amortization expense. Non-cash changes also include the foreign currency translation gain.

•
The aggregate of receivables, inventories, contract assets and liabilities and accounts payable used $6.9 million in operating cash flows in the three months ended December 31, 2019 compared to a use of $2.6 million in operating cash flows in the three months ended December 31, 2018. The amount of cash flow generated from or used by the above mentioned accounts depends upon how effectively we manage our cash conversion cycle, which is a representation of the number of days that elapse from the date of purchase of raw materials and components to the collection of cash from customers. Our cash conversion cycle can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expense and other current assets, income taxes and other non current assets and liabilities provided $2.8 million in operating cash flows in the three months ended December 31, 2019 compared to $1.3 million provided in the three months ended December 31, 2018. This is mainly due to timing of payments.

•
Accrued expenses and other liabilities used $9.4 million in operating cash flows in the three months ended December 31, 2019 compared to a use of $15.4 million in the three months ended December 31, 2018.

Investing Activities
Net cash provided by investing activities increased $97.9 million to $80.2 million in the three months ended December 31, 2019 from a use of $17.7 million in the three months ended December 31, 2018. This increase was largely driven by proceeds from the sale of the Memcor product line during the three months ended December 31, 2019, partially offset by lower cash outflow associated with the Frontier acquisition in the current year period. Other activity related to purchase of capital or intangible assets remained relatively consistent with the prior period.
Financing Activities
Net cash used in financing activities decreased $3.1 million to a use of $1.8 million in the three months ended December 31, 2019 from a use of $4.9 million in the three months ended December 31, 2018. This lower amount of cash used in financing activities for the three months ended December 31, 2019 was primarily due to the cash received from common stock activity which was offset by increased distribution of dividends to non-controlling interest.
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

Off‑Balance Sheet Arrangements
As of December 31, and September 30, 2019, we had letters of credit totaling $13.3 million and $13.0 million, respectively, and surety bonds totaling $154.1 million and $144.7 million, respectively, outstanding under our credit arrangements. The longest maturity date of the letters of credit and surety bonds in effect as of December 31, 2019 was March 26, 2029.

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
Based on our overall interest rate exposure to variable rate debt outstanding as of December 31, 2019, a 1% increase or decrease in interest rates would decrease or increase income (loss) before income taxes by approximately $9.3 million. By comparison, based on our overall interest rate exposure to variable rate debt outstanding as of December 31, 2018, a 1% increase or decrease in interest rates would have decreased or increased income (loss) before income taxes by approximately $9.4 million.
For a discussion of the Company’s exposure to market risk related to inflation, tariffs and foreign currency exchange rates, please refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the SEC on November 25, 2019. There have been no material changes to the Company’s exposure to these market risks during the first quarter of fiscal 2020.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
           Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes to Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or around November 6, 2018, a purported shareholder of the Company filed a class action lawsuit in the U.S. District Court for the Southern District of New York, captioned McWilliams v. Evoqua Water Technologies Corp., et al., Case No. 1:18-CV-10320, alleging that the Company and senior management violated federal securities laws.  On January 31, 2019, the court appointed lead plaintiffs and lead counsel in connection with the action and captioned the action “In re Evoqua Water Technologies Corp. Securities Litigation,” Master File No. 1:18-CV-10320. On March 28, 2019, lead plaintiffs filed an amended complaint, which asserts claims pursuant to the Securities Exchange Act of 1934 and the Securities Act of 1933 against the Company, members of the Company’s Board of Directors, senior management, other executives and/or employees, AEA Investors LP and a number of its affiliated entities, and the underwriters of the Company’s initial public offering and secondary public offering. The amended complaint alleges that the defendants violated federal securities laws by issuing false, misleading, and/or omissive disclosures concerning the Company’s integration of acquired companies, the Company’s reduction-in-force, and the Company’s accounting practices. The lawsuit seeks compensatory damages in an unspecified amount to be proved at trial, an award of reasonable costs and expenses to the plaintiff and class counsel, and such other relief as the court may deem just and proper.  On June 26, 2019, the defendants filed motions to dismiss the amended complaint. Briefing in connection with the motions to dismiss was completed on October 4, 2019. The Company believes that this lawsuit is without merit and intends to vigorously defend itself against the allegations.

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

Item 1A. Risk Factors
There have been no material changes to the information concerning risk factors as stated in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the SEC on November 25, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

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

2.2
Amendment to Purchase and Sale Agreement, by and among Evoqua Water Technologies LLC, WTG Holdings Cooperatief U.A., Evoqua Water Technologies Limited, Evoqua Water Technologies Pte. Ltd., Evoqua Water Technologies Ltd., Evoqua Water Technologies (Shanghai) Co. Ltd., WTG Holdco Australia (Memcor) Pty. Ltd., Evoqua Water Technologies Membrane Systems Pty. Ltd. and DuPont de Nemours, Inc., dated December 18, 2019 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on December 20, 2019 (File No. 001-38272)).

10.1
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

10.2
Amended & Restated Employment Agreement, by and between Ronald Keating and the Company, dated November 25, 2019 (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K filed on November 25, 2019 (File No. 001-38272)).

10.3
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

EVOQUA WATER TECHNOLOGIES CORP.

February 4, 2020	/s/ RONALD C. KEATING
	By:	Ronald C. Keating
Chief Executive Officer (Principal Executive Officer)

February 4, 2020	/s/ BENEDICT J. STAS
	By:	Benedict J. Stas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)