Form 10-Q
period 2020-03-31
Evoqua Water Technologies Corp.
filed 2020-05-06
CIK 1604643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended
March 31, 2020
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
         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
         There were 116,974,960 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of April 30, 2020.

EVOQUA WATER TECHNOLOGIES CORP.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report”) contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward‑looking statements by our use of forward‑looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance, statements regarding our two-segment restructuring actions and expected restructuring charges and cost savings for fiscal 2020 and beyond, and statements related to the COVID-19 pandemic and its impact on our business contained in this Report are forward‑looking statements.
We have based these forward‑looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward‑looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the Securities and Exchange Commission (“SEC”) on November 25, 2019, Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Report and Part II, Item 1A. “Risk Factors” of this Report may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward‑looking statements, or could affect our share price. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward‑looking statements include:

•	general global economic and business conditions, including the impacts of the COVID-19 pandemic and recent disruptions in global oil markets;

•	our ability to compete successfully in our markets;

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

•
other risks and uncertainties, including those listed under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the SEC on November 25, 2019, Part II, Item 1A. “Risk Factors” of this Report, and in other filings we may make from time to time with the SEC.

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

Part I - Financial Information

Item 1. Consolidated Financial Statements

Evoqua Water Technologies Corp.
Consolidated Balance Sheets
(In thousands)

	(Unaudited)
	March 31, 2020	September 30, 2019
ASSETS
Current assets	$609,831	$637,293
Cash and cash equivalents	108,495	109,881
Receivables, net	243,418	257,585
Inventories, net	151,427	137,164
Contract assets	81,249	73,467
Prepaid and other current assets	25,242	21,940
Assets held for sale	—	37,256
Property, plant, and equipment, net	344,918	333,584
Goodwill	388,881	392,890
Intangible assets, net	323,740	314,767
Deferred income taxes, net of valuation allowance	3,845	2,790
Operating lease right-of-use assets, net	42,885	—
Other non‑current assets	25,793	25,715
Non-current assets held for sale	—	30,809
Total assets	$1,739,893	$1,737,848
LIABILITIES AND EQUITY
Current liabilities	$322,490	$322,221
Accounts payable	151,107	144,247
Current portion of debt	14,241	13,418
Contract liabilities	33,691	39,051
Product warranties	5,107	4,922
Accrued expenses and other liabilities	112,091	101,839
Income tax payable	6,253	4,536
Liabilities held for sale	—	14,208
Non‑current liabilities	994,900	1,049,805
Long‑term debt, net of deferred financing fees	854,981	951,599
Product warranties	1,161	2,332
Obligation under operating leases	34,033	—
Other non‑current liabilities	91,311	78,661
Deferred income taxes	13,414	13,548
Non-current liabilities held for sale	—	3,665
Total liabilities	1,317,390	1,372,026
Commitments and Contingent Liabilities (Note 20)
Shareholders’ equity
Common stock, par value $0.01: authorized 1,000,000 shares; issued 119,070 shares, outstanding 116,876 at March 31, 2020; issued 116,008, outstanding 114,344 shares at September 30, 2019	1,185	1,154
Treasury stock: 2,194 shares at March 31, 2020 and 1,664 shares at September 30, 2019	(2,837)	(2,837)
Additional paid‑in capital	573,745	552,422
Retained deficit	(115,356)	(174,976)
Accumulated other comprehensive loss, net of tax	(36,306)	(13,004)
Total Evoqua Water Technologies Corp. equity	420,431	362,759
Non‑controlling interest	2,072	3,063
Total shareholders’ equity	422,503	365,822
Total liabilities and shareholders’ equity	$1,739,893	$1,737,848
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Operations
(In thousands except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Revenue from product sales	$205,969	$206,868	$402,529	$386,956
Revenue from services	145,694	141,760	295,239	284,674
Revenue from product sales and services	351,663	348,628	697,768	671,630
Cost of product sales	(144,156)	(153,857)	(284,612)	(290,452)
Cost of services	(96,301)	(99,160)	(196,235)	(196,837)
Cost of product sales and services	(240,457)	(253,017)	(480,847)	(487,289)
Gross profit	111,206	95,611	216,921	184,341
General and administrative expense	(62,130)	(48,215)	(107,900)	(103,046)
Sales and marketing expense	(33,976)	(35,435)	(71,990)	(71,587)
Research and development expense	(3,189)	(3,957)	(6,873)	(8,103)
Total operating expenses	(99,295)	(87,607)	(186,763)	(182,736)
Other operating income	9,518	3,651	61,238	3,879
Other operating expense	(274)	(187)	(549)	(375)
Income before interest expense and income taxes	21,155	11,468	90,847	5,109
Interest expense	(13,252)	(14,474)	(26,835)	(28,917)
Income (loss) before income taxes	7,903	(3,006)	64,012	(23,808)
Income tax benefit (expense)	7	4,579	(2,596)	9,093
Net income (loss)	7,910	1,573	61,416	(14,715)
Net income attributable to non‑controlling interest	98	189	459	631
Net income (loss) attributable to Evoqua Water Technologies Corp.	$7,812	$1,384	$60,957	$(15,346)
Basic income (loss) per common share	$0.07	$0.01	$0.52	$(0.13)
Diluted income (loss) per common share	$0.06	$0.01	$0.50	$(0.13)
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net income (loss)	$7,910	$1,573	$61,416	$(14,715)
Other comprehensive (loss) income
Foreign currency translation adjustments	(14,724)	2,817	(23,562)	1,263
Unrealized derivative loss on cash flow hedges, net of tax	(162)	(611)	(211)	(54)
Change in pension liability, net of tax	235	97	471	193
Total other comprehensive (loss) income	(14,651)	2,303	(23,302)	1,402
Less: Comprehensive income attributable to non‑controlling interest	(98)	(189)	(459)	(631)
Comprehensive (loss) income attributable to Evoqua Water Technologies Corp.	$(6,839)	$3,687	$37,655	$(13,944)
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Changes in Equity
(In thousands)

	Three Months Ended March 31, 2020
	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at December 31, 2019	117,653	$1,170	2,083	$(2,837)	$560,132	$(123,854)	$(21,655)	$2,174	$415,130
Cumulative effect of adoption of new accounting standards	—	—	—	—	—	686	—	—	686
Equity based compensation expense	—	—	—	—	2,304	—	—	—	2,304
Issuance of common stock	30	15	—	—	11,309	—	—	—	11,324
Shares withheld related to net share settlement (including tax withholdings)	1,387	—	111	—	—	—	—	—	—
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(200)	(200)
Net income	—	—	—	—	—	7,812	—	98	7,910
Other comprehensive loss	—	—	—	—	—	—	(14,651)	—	(14,651)
Balance at March 31, 2020	119,070	$1,185	2,194	$(2,837)	$573,745	$(115,356)	$(36,306)	$2,072	$422,503

	Three Months Ended March 31, 2019
	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at December 31, 2018	115,048	$1,145	1,105	$(2,837)	$538,013	$(182,002)	$(9,918)	$3,003	$347,404
Equity based compensation expense	—	—	—	—	4,745	—	—	—	4,745
Issuance of common stock	51	—	—	—	273	—	—	—	273
Shares withheld related to net share settlement (including tax withholdings)	592	6	413	—	(927)	—	—	—	(921)
Net income	—	—	—	—	—	1,384	—	189	1,573
Other comprehensive income	—	—	—	—	—	—	2,303	—	2,303
Balance at March 31, 2019	115,691	$1,151	1,518	$(2,837)	$542,104	$(180,618)	$(7,615)	$3,192	$355,377

	Six Months Ended March 31, 2020
	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at September 30, 2019	116,008	$1,154	1,664	$(2,837)	$552,422	$(174,976)	$(13,004)	$3,063	$365,822
Cumulative effect of adoption of new accounting standards	—	—	—	—	—	(1,337)	—	—	(1,337)
Equity based compensation expense	—	—	—	—	5,984	—	—	—	5,984
Issuance of common stock	150	31	—	—	15,339	—	—	—	15,370
Shares withheld related to net share settlement (including tax withholdings)	2,912	—	530	—	—	—	—	—	—
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(1,450)	(1,450)
Net income	—	—	—	—	—	60,957	—	459	61,416
Other comprehensive loss	—	—	—	—	—	—	(23,302)	—	(23,302)
Balance at March 31, 2020	119,070	$1,185	2,194	$(2,837)	$573,745	$(115,356)	$(36,306)	$2,072	$422,503

	Six Months Ended March 31, 2019
	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at September 30, 2018	115,016	$1,145	1,087	$(2,837)	$533,435	$(163,871)	$(9,017)	$3,161	$362,016
Cumulative effect of adoption of new accounting standards	—	—	—	—	—	(1,401)	—	—	(1,401)
Equity based compensation expense	—	—	—	—	9,270	—	—	—	9,270
Issuance of common stock	62	—	—	—	341	—	—	—	341
Shares withheld related to net share settlement (including tax withholdings)	613	6	431	—	(942)	—	—	—	(936)
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(600)	(600)
Net (loss) income	—	—	—	—	—	(15,346)	—	631	(14,715)
Other comprehensive income	—	—	—	—	—	—	1,402	—	1,402
Balance at March 31, 2019	115,691	$1,151	1,518	$(2,837)	$542,104	$(180,618)	$(7,615)	$3,192	$355,377
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Changes in Cash Flows
(In thousands)

	Six Months Ended March 31,
	2020	2019
Operating activities
Net income (loss)	$61,416	$(14,715)
Reconciliation of net income (loss) to cash flows provided by operating activities:
Depreciation and amortization	52,514	47,252
Amortization of debt related costs (includes $1,795 and $0 write off of deferred financing fees)	3,103	1,231
Deferred income taxes	(1,209)	(11,411)
Share-based compensation	5,984	9,270
Loss (gain) on sale of property, plant and equipment	170	(122)
Gain on sale of business	(68,051)	—
Foreign currency exchange losses on intercompany loans and other non-cash items	1,514	5,228
Changes in assets and liabilities
Accounts receivable	7,256	20,600
Inventories	(17,800)	(14,175)
Contract assets	(5,377)	(8,159)
Prepaids and other current assets	(3,715)	7,487
Accounts payable	6,004	(8,875)
Accrued expenses and other liabilities	(16,794)	(11,178)
Contract liabilities	(4,920)	5,774
Income taxes	2,140	(1,742)
Other non‑current assets and liabilities	(252)	879
Net cash provided by operating activities	21,983	27,344
Investing activities
Purchase of property, plant and equipment	(38,759)	(40,682)
Purchase of intangibles	(622)	(2,898)
Proceeds from sale of property, plant and equipment	271	2,875
Proceeds from sale of business, net of cash of $12,117	118,894	—
Acquisitions, net of $0 cash received	(11,164)	2,048
Net cash provided by (used in) investing activities	68,620	(38,657)
Financing activities
Issuance of debt, net of deferred issuance costs	8,212	10,663
Borrowings under credit facility	2,597	115,000
Repayment of debt	(109,333)	(120,856)
Repayment of capital lease obligation	(6,694)	(4,925)
Payment of earn-out related to previous acquisitions	(175)	(461)
Proceeds from issuance of common stock	15,370	341
Taxes paid related to net share settlements of share-based compensation awards	—	(936)
Cash paid for interest rate cap	—	(2,235)
Distribution to non‑controlling interest	(1,450)	(600)
Net cash used in financing activities	(91,473)	(4,009)
Effect of exchange rate changes on cash	(516)	(293)
Change in cash and cash equivalents	(1,386)	(15,615)
Cash and cash equivalents
Beginning of period	109,881	82,365
End of period	$108,495	$66,750
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Supplemental Disclosure of Cash Flow Information
(In thousands)

	Six Months Ended March 31,
	2020	2019
Supplemental disclosure of cash flow information
Cash paid for taxes	$2,133	$4,585
Cash paid for interest	$22,953	$26,180
Non‑cash investing and financing activities
Finance lease transactions	$4,308	$8,296
Operating lease transactions	10,076	—
Option and Purchase Right	7,167	—
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
On March 19, 2018, the Company completed a secondary public offering, pursuant to which 17,500 shares of common stock were sold by certain selling shareholders. On March 21, 2018, the selling shareholders sold an additional 2,625 shares of common stock as a result of the exercise in full by the underwriters of an option to purchase additional shares. On March 10, 2020, the Company completed an additional secondary public offering, pursuant to which 13,000 shares of common stock were sold by certain selling shareholders. The Company did not receive any proceeds from the sale of shares by the selling shareholders in either of these secondary public offerings.
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
The interim Unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the SEC on November 25, 2019 and as amended on December 4, 2019 (“2019 Annual Report”), in preparing these Unaudited Consolidated Financial Statements, with the exception of accounting standard updates described in Note 2, “Summary of Significant Accounting Policies.” These Unaudited Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes included in our 2019 Annual Report. Certain prior period amounts have been reclassified to conform to the current period presentation.
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

Beginning in the first quarter of 2019, the Company entered into an interest rate cap to mitigate risks associated with the Company’s variable rate debt. See Note 11, “Derivative Financial Instruments” for further details. The Company paid $2,235 as a premium for the interest rate cap, which is being amortized to interest expense over its three-year term. The Company recorded $186 and $186 of premium amortization to interest expense during the three months ended March 31, 2020 and 2019, respectively and $372 and $248 during the six months ended March 31, 2020 and 2019, respectively.
In January 2020, the Company utilized $100,000 of the proceeds from the sale of the Memcor product line to repay a portion of the Company’s First Lien Term Loans. As a result of the prepayment, the Company wrote off $1,795 of deferred financing fees during the three months ended March 31, 2020.
In February 2020, the Company entered into Amendment No. 7 to the Credit Agreement, and as a result incurred $760 of fees which were recorded as deferred financing fees on the Consolidated Balance Sheets.
Amortization of debt issuance costs and discounts included in interest expense were $421 and $489 for the three months ended March 31, 2020 and 2019, respectively and $936 and $983 for the six months ended March 31, 2020 and 2019, respectively.
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
Lessor Accounting
The Company generates revenue through the lease of its water treatment equipment and systems to customers. In certain instances, the Company enters into a contract with a customer but must construct the underlying asset prior to its lease. At the time of contract inception, the Company determines if an arrangement is or contains a lease. These contracts generally contain both lease and non-lease components, including installation, maintenance and monitoring services of the Company owned equipment, in addition to sale of certain constructed assets. In situations where arrangements contain multiple elements, contract consideration is allocated based on relative standalone selling price. Lease components associated to underlying assets that have an alternative use are classified as operating leases with revenue recognized over time throughout the lease term, whereas lease components associated to underlying assets that have no alternative use are classified as sales-type leases, with point in time revenue recognition at the on-set of the lease. In order for a component to be separate, the Customer would be able to benefit from the right of use of the component separately or with other resources readily available to the Customer and the right of the use is not highly dependent or highly interrelated with the other rights to use the other underlying assets or components.
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
Foreign currency translation (gains) losses, mainly related to intercompany loans, which aggregated $7,614 and $593 for the three months ended March 31, 2020 and 2019, respectively and $1,171 and $5,408 for the six months ended March 31, 2020 and 2019, respectively, are primarily included in General and administrative expenses in the Unaudited Consolidated Statements of Operations.
Research and Development Costs
Research and development costs are expensed as incurred. The Company recorded $3,189 and $3,957 for the three months ended March 31, 2020 and 2019, respectively and $6,873 and $8,103 for the six months ended March 31, 2020 and 2019, respectively.
Equity‑based Compensation
The Company measures the cost of awards of equity instruments to employees based on the grant‑date fair value of the award. The grant‑date fair value of a non-qualified stock option is determined using the Black‑Scholes model. The fair value of restricted stock unit awards is determined using the closing price of the Company’s common stock on the date of grant. Compensation costs resulting from equity-based payment transactions are recognized primarily within General and administrative expenses, at fair value over the requisite vesting period on a straight-line basis.
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
Variable Interest Entities
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

The following provides a summary of TWO’s balance sheet as of March 31, 2020 and September 30, 2019, and summarized financial information for the three and six months ended March 31, 2020 and 2019.

	March 31, 2020	September 30, 2019
Current assets (includes cash of $2,569 and $3,903)	$4,567	$6,324
Property, plant and equipment	1,212	2,186
Goodwill	2,206	2,206
Other non-current assets	3	3
Total liabilities	(1,639)	(2,388)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Total revenues	$1,210	$3,222	$3,852	$6,378
Total operating expenses	(1,086)	(2,806)	(3,044)	(5,036)
Income from operations	$124	$416	$808	$1,342
On October 1, 2019, the Company acquired a 60% investment position in San Diego-based Frontier Water Systems, LLC (“Frontier”). The Frontier acquisition is a VIE because it has insufficient equity to finance its activities due to key assets being assigned to the Company upon acquisition.  The Company, is the primary beneficiary of Frontier because the Company has the power to direct the activities that most significantly affect the Frontier’s economic performance. As the agreement to purchase the remaining interest was determined to be financing due to the mandatory Purchase Right, as per ASC Topic 480, Distinguishing Liabilities From Equity, the Company recognized a liability for the remaining 40% interest. Additionally, the Company fully consolidates Frontier as a VIE under ASC Topic No. 810, Consolidation. See Note 3, “Acquisitions and Divestitures” for further discussion of the Frontier acquisition.
The following provides a summary of Frontier’s balance sheet as of March 31, 2020, and summarized financial information for the three and six months ended March 31, 2020.

March 31, 2020
Current assets (includes cash of $3,721)	$4,465
Property, plant and equipment	3,283
Goodwill	—
Other non-current assets	—
Total liabilities	(3,685)

	Three Months Ended March 31,	Six Months Ended March 31,
	2020	2020
Total revenues	$1,078	$2,723
Total operating expenses	(1,612)	(3,549)
Loss from operations	$(534)	$(826)
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides optional expedients and exceptions for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. ASU 2020-04 is effective immediately and expires on December 21, 2022. The ASU allows eligible contracts that are modified to be accounted for as a continuation of those contracts, permits companies to preserve their hedging accounting during the transition period and enables companies to make a one-time election to transfer or sell held-to-maturity debt securities that are affected by rate reform. The Company is currently assessing the impact of adoption on the Company’s Unaudited Consolidated Financial Statements and related disclosures.
In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments, which includes several amendments to clarify, conform or improve the Codification and make it easier to apply by eliminating inconsistencies and providing clarifications. The ASU includes seven different issues that describe the areas of improvement and the related amendments, which have various effective dates. The Company is currently assessing the impact of adoption on the Company’s Unaudited Consolidated Financial Statements and related disclosures.
In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses which clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. ASU 2018-19 will be effective for the Company for the quarter ending December 31, 2020, with early adoptions permitted. The Company is currently assessing the impact of adoption on the Company’s Unaudited Consolidated Financial Statements.
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

	As Reported September 30, 2019	Impact of Adoption of ASU 2016-02	Updated October 1, 2019
Assets
Prepaid and other current assets	$21,940	$(73)	$21,867
Total current assets	637,293	(73)	637,220
Property, plant and equipment, net	333,584	2,812	336,396
Operating lease right-of-use assets, net	—	42,073	42,073
Total Assets	1,737,848	44,812	1,782,660
Liabilities
Accrued expenses and other liabilities	101,839	13,596	115,435
Total current liabilities	322,221	13,596	335,817
Obligation under operating leases	—	29,308	29,308
Other non-current liabilities	78,661	3,245	81,906
Total non-current liabilities	1,049,805	32,553	1,082,358
Total liabilities	1,372,026	46,149	1,418,175
Shareholders' equity
Retained deficit	(174,976)	(1,337)	(176,313)
Total Evoqua Water Technologies Corp. equity	362,759	(1,337)	361,422
Total shareholder's equity	365,822	(1,337)	364,485
Total liabilities and shareholders' equity	$1,737,848	$44,812	$1,782,660

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
On October 1, 2019, the Company acquired a 60% investment position in San Diego-based Frontier Water Systems, LLC (“Frontier”) for $11,160 cash paid at closing. Frontier is a pioneer in the development of patented, engineered equipment packages for high-rate treatment and removal of selenium, nitrate and other metals from complex water systems. During the six months ended March 31, 2020, the Company incurred approximately $402 in acquisition costs, which are included in General and administrative expenses. Frontier is part of the Integrated Solutions and Services segment.
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
The value of the Option was determined to be $506 using a Black Scholes model, and is included within Accrued expenses and other liabilities on the Consolidated Balance Sheets.
The value of the Purchase Right was determined to be $6,661, and is included within Other non‑current liabilities on the Consolidated Balance Sheets, based upon the enterprise value of Frontier upon the acquisition date as per ASC Topic 480, Distinguishing Liabilities From Equity. Pursuant to ASC Topic 480, the Company determined that this should be recorded as a liability and should be recognized at the fair value at the time of inception, adjusted for any consideration or unstated rights or privileges. The liability will be subsequently measured at an amount that would be paid on the reporting date with any change in value from the previous reporting date recognized as interest cost.
The accounting for the acquisition has not yet been completed because the Company has not finalized the valuations of the acquired assets, assumed liabilities and identifiable intangible assets, including goodwill. The preliminary opening balance sheet for Frontier is summarized as follows:

Current assets	$3,186
Property, plant and equipment	3,570
Goodwill	1,466
Intangible assets	11,571
Total assets acquired	19,793
Liabilities related to Option and Purchase Right	(7,167)
Other liabilities assumed	(1,466)
Net assets acquired	$11,160
Divestitures
On December 31, 2019, the Company completed the previously-announced sale of the Memcor product line to DuPont de Nemours, Inc. (“DuPont”). The aggregate purchase price paid by DuPont in the Transaction was $110,000 in cash, subject to certain adjustments. Following adjustments for cash and net working capital, gross proceeds paid by DuPont were $131,011. The Company recognized a $49,000 net pre-tax benefit on the sale of the Memcor product line, net of $8,300 of discretionary compensation payments to employees in connection with the transaction and $1,000 in transaction costs incurred in the three months ended December 31, 2019. As a result of net working capital adjustments, the Company recognized an additional $9,000 net pre-tax benefit in the three months ended March 31, 2020. The Company utilized $100,000 of the proceeds from the transaction to repay a portion of the Company’s First Lien Term Loans in January 2020.
4. Revenue
Revenue Recognition
The Company recognizes sales of products and services based on the five-step analysis of transactions as provided in Topic 606. For all contracts with customers, the Company first identifies the contract which usually is established when the customer’s purchase order is accepted or acknowledged. Next the Company identifies the performance obligations in the contract. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The Company then determines the transaction price in the arrangement and allocates the transaction price to each performance obligation identified in the contract. The Company’s allocation of the transaction price to the performance obligations are based on the relative standalone selling prices for the goods and services contained in a particular performance obligation. The transaction price is adjusted for the Company’s estimate of variable consideration which may include discounts if the Company would fail to meet certain performance requirements, volume discounts or early payment discounts. To estimate variable consideration, the Company utilizes historical experience and known terms. Variable consideration in contracts for the three and six months ended March 31, 2020 was insignificant.
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
Performance Obligations

The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations if the product has an alternative use and the Company does not have an enforceable right to payment for the performance completed to date, including a normal profit margin, in the event of termination for convenience. The Company maintains a backlog of confirmed orders of approximately $174,824 at March 31, 2020. This backlog represents the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that the majority of these performance obligations will be satisfied within the next twelve months.

The recording of assets recognized from the costs to obtain and fulfill customer contracts primarily relate to the deferral of sales commissions. The Company’s costs incurred to obtain or fulfill a contract with a customer are classified as non-current assets and amortized to expense over the period of benefit of the related revenue. These costs are recorded within Cost of product sales and services. The amount of contract costs was insignificant at March 31, 2020.
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
Information regarding the source of revenues:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Revenue from contracts with customers recognized under Topic 606	$314,994	$316,098	$623,596	$609,102
Other (1)	36,669	32,530	74,172	62,528
Total	$351,663	$348,628	$697,768	$671,630

(1)	Other revenue relates to revenue recognized from Topic 842 (previously Topic 840), Leases, mainly attributable to long term rentals.
Information regarding revenues disaggregated by source of revenue and segment is as follows:

	Three Months Ended March 31,
	2020			2019
	Integrated Solutions and Services	Applied Product Technologies	Total	Integrated Solutions and Services	Applied Product Technologies	Total
Revenue from capital projects	$66,092	$75,214	$141,306	$57,631	$76,271	$133,902
Revenue from aftermarket	31,901	32,762	64,663	32,474	40,492	72,966
Revenue from service	139,892	5,802	145,694	136,759	5,001	141,760
Total	$237,885	$113,778	$351,663	$226,864	$121,764	$348,628

	Six Months Ended March 31,
	2020			2019
	Integrated Solutions and Services	Applied Product Technologies	Total	Integrated Solutions and Services	Applied Product Technologies	Total
Revenue from capital projects	$120,712	$150,140	$270,852	$100,640	$147,497	$248,137
Revenue from aftermarket	61,574	70,103	131,677	63,270	75,549	138,819
Revenue from service	283,737	11,502	295,239	273,452	11,222	284,674
Total	$466,023	$231,745	$697,768	$437,362	$234,268	$671,630

Information regarding revenues disaggregated by geographic area is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
United States	$290,273	$280,468	$567,990	$539,186
Europe	30,381	23,141	56,493	44,558
Canada	16,319	17,660	33,882	37,963
Asia	12,720	20,496	31,462	39,404
Australia	1,970	6,863	7,941	10,519
Total	$351,663	$348,628	$697,768	$671,630
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

The tables below provides a roll-forward of contract assets and contract liabilities balances for the periods presented:

	Six Months Ended March 31,
Contract assets (a)	2020	2019
Balance at beginning of period	$73,467	$69,147
Cumulative effect of adoption of new accounting standards	—	(6,106)
Recognized in current period	172,228	148,103
Reclassified to accounts receivable	(166,535)	(139,848)
Amounts related to sale of the Memcor product line	2,710	—
Foreign currency	(621)	14
Balance at end of period	$81,249	$71,310

(a)	Excludes receivable balances which are disclosed on the Consolidated Balance Sheets.

	Six Months Ended March 31,
Contract Liabilities	2020	2019
Balance at beginning of period	$39,051	$17,652
Cumulative effect of adoption of new accounting standards	—	1,773
Recognized in current period	157,114	135,532
Amounts in beginning balance reclassified to revenue	(37,497)	(21,161)
Current period amounts reclassified to revenue	(124,194)	(108,599)
Amounts related to sale of the Memcor product line	(700)	—
Foreign currency	(83)	(129)
Balance at end of period	$33,691	$25,068

5. Fair Value Measurements
As of March 31, 2020 and September 30, 2019, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.
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

	Net Asset Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2020
Assets:
Pension plan
Cash	$—	$13,902	$—	$—
Government Securities	2,305	—	—	—
Liability Driven Investment	5,232	—	—	—
Guernsey Unit Trust	1,003	—	—	—
Global Absolute Return	1,776	—	—	—
Deferred compensation plan assets
Trust Assets	—	6	—	—
Insurance	—	—	18,877	—
Interest rate cap	—	—	1	—
Foreign currency forward contracts	—	—	405	—
Liabilities:
Pension plan	—	—	(43,224)	—
Deferred compensation plan liabilities	—	—	(19,928)	—
Long‑term debt	—	—	(811,286)	—
Foreign currency forward contracts	—	—	(420)	—
Earn-outs related to acquisitions	—	—	—	(91)
Option and Purchase Right	—	—	—	(7,167)

As of September 30, 2019
Assets:
Pension plan
Cash	$—	$14,607	$—	$—
Government Securities	4,703	—	—	—
Liability Driven Investment	3,261	—	—	—
Guernsey Unit Trust	997	—	—	—
Global Absolute Return	1,957	—	—	—
Deferred compensation plan assets
Trust Assets	—	16	—	—
Insurance	—	—	18,684	—
Interest rate cap	—	—	19	—
Foreign currency forward contracts	—	—	278	—
Liabilities:
Pension plan	—	—	(42,948)	—
Deferred compensation plan liabilities	—	—	(21,318)	—
Long‑term debt	—	—	(979,357)	—
Foreign currency forward contracts	—	—	(154)	—
Earn-outs related to acquisitions	—	—	—	(1,545)
The pension plan assets and liabilities and deferred compensation plan assets and liabilities are included in Other non‑current assets and Other non‑current liabilities at March 31, 2020 and September 30, 2019.
The Company records contingent consideration arrangements at fair value on a recurring basis and the associated balances presented as of March 31, 2020 and September 30, 2019 are earn-outs related to acquisitions. The fair value of earn-outs related to acquisitions is based on significant unobservable inputs including the achievement of certain performance metrics. Significant changes in these inputs would result in corresponding increases or decreases in the fair value of the earn-out each period until the related contingency has been resolved. Changes in the fair value of the contingent consideration obligations can result from adjustments in the probability of achieving future development steps, sales targets and profitability and are recorded in General and administrative expenses in the Unaudited Consolidated Statements of Operations.
A roll-forward of the activity in the Company’s fair value of earn-outs related to acquisitions is as follows:

	Current Portion (1)	Long-term Portion (2)	Total
Balance at September 30, 2019	$611	$934	$1,545
Payments	(187)	—	(187)
Fair value adjustment	(333)	(934)	(1,267)
Balance at March 31, 2020	$91	$—	$91

(1)	Included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

(2)	Included in Other non‑current liabilities on the Consolidated Balance Sheets.
Pursuant to the acquisition of Frontier, the Company recorded a liability for the Option and Purchase Right to purchase the remaining 40% interest. The fair value of the options is based upon significant unobservable inputs including future earnings and other market factors. Significant changes in these inputs would result in corresponding increases or decreases in the fair value of the options each period until the purchase of the remaining 40% interest has occurred. Changes in the fair value can result from earnings achieved over the passage of time and will be recorded in Interest expense in the Unaudited Consolidated Statements of Operations. As of March 31, 2020, $506 is included in Accrued expenses and other liabilities related to the Option and $6,661 is included in Other non‑current liabilities related to the Purchase Right on the Consolidated Balance Sheets.
6. Accounts Receivable
Accounts receivable are summarized as follows:

	March 31, 2020	September 30, 2019
Accounts receivable	$248,248	$262,491
Allowance for doubtful accounts	(4,830)	(4,906)
Receivables, net	$243,418	$257,585
7. Inventories
The major classes of Inventories, net are as follows:

	March 31, 2020	September 30, 2019
Raw materials and supplies	$78,434	$75,223
Work in progress	18,115	14,741
Finished goods and products held for resale	63,699	58,223
Costs of unbilled projects	4,926	2,347
Reserves for excess and obsolete	(13,747)	(13,370)
Inventories, net	$151,427	$137,164

8. Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	March 31, 2020	September 30, 2019
Machinery and equipment	$336,535	$316,390
Rental equipment	188,054	172,534
Land and buildings	68,560	64,165
Construction in process	43,938	40,599
	637,087	593,688
Less: accumulated depreciation	(292,169)	(260,104)
	$344,918	$333,584
The Company entered into secured financing agreements that require providing a security interest in specified equipment. As of March 31, 2020 and September 30, 2019, the gross and net amounts of those assets are as follows:

	March 31, 2020		September 30, 2019
	Gross	Net	Gross	Net
Machinery and equipment	$55,691	$47,566	$48,288	$42,162
Construction in process	4,239	4,239	2,531	2,531
	$59,930	$51,805	$50,819	$44,693
Depreciation expense and maintenance and repairs expense for the three and six months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Depreciation expense	$18,185	$16,146	$35,488	$31,355
Maintenance and repair expense	5,249	5,891	11,314	12,048
9. Goodwill
Changes in the carrying amount of goodwill are as follows:

	Integrated Solutions and Services	Applied Product Technologies	Total
Balance at September 30, 2019	$222,013	$170,877	$392,890
Business combinations and divestitures	1,466	(405)	1,061
Measurement period adjustment	—	298	298
Foreign currency translation	(2,884)	(2,484)	(5,368)
Balance at March 31, 2020	$220,595	$168,286	$388,881
As of March 31, 2020 and September 30, 2019, $151,958 and $151,880, respectively, of goodwill was deductible for tax purposes.

10. Debt
Long‑term debt consists of the following:

	March 31, 2020	September 30, 2019
First Lien Term Loan, due December 20, 2024	$824,015	$928,753
Revolving Credit Facility	—	—
Equipment Financing, due June 30, 2024 to July 5, 2029, interest rates ranging from 4.32% to 8.07%	53,192	45,960
Notes Payable, due July 31, 2023	711	807
Mortgage, due June 30, 2028	1,602	1,635
Total debt	879,520	977,155
Less unamortized discount and lender fees	(10,298)	(12,138)
Total net debt	869,222	965,017
Less current portion	(14,241)	(13,418)
Total long‑term debt	$854,981	$951,599
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

In January 2020, the Company utilized $100,000 of the proceeds from the sale of the Memcor product line to repay a portion of the Company’s First Lien Term Loans. As a result of the prepayment, the Company wrote off $1,795 of deferred financing fees during the three months ended March 31, 2020. On February 18, 2020, EWT III entered into Amendment No. 7 (the “Amendment”), among EWT III, as the borrower, EWT Holdings II Corp, as parent guarantor, the subsidiary guarantors party thereto, the financial institutions party thereto, and Credit Suisse AG, as administrative agent and collateral agent, relating to the Credit Agreement. As a result of the Amendment, the Company incurred $760 of fees which were recorded as deferred financing fees on the Consolidated Balance Sheets. Prior to the Amendment, First Lien Term Loans in an aggregate principal amount of approximately $826,000 (the “Existing Term Loans”) were outstanding under the Credit Agreement. Pursuant to the Amendment, the Existing Term Loans were refinanced with the proceeds of the refinancing term loans. Additionally, the Amendment amended the Credit Agreement to, among other things:

(i)
reduce the interest rate spread applicable to term loans based on LIBOR from (A) 2.75% to 2.50% per annum during any period during which EWT III maintains a public corporate family rating better than or equal to B1 from Moody’s and B+ from SAP, in each case with a stable outlook (a “Ratings Condition Period”), and (B) 3.00% to 2.75% per annum for any period other than a Ratings Condition Period;

(ii)
reduce the interest rate spread applicable to term loans based on the Base Rate from (A) 1.75% to 1.50% per annum during any Ratings Condition Period and (B) 2.00% to 1.75% per annum during any period other than a Ratings Condition Period;

(iii)	remove the 1.00% floor for term loans based on LIBOR and the 2.00% floor for term loans based on the Base Rate;

(iv)	schedule existing indebtedness and investments, allowing EWT III and its subsidiaries to incur incremental indebtedness and make incremental investments under the applicable baskets;

(v)	increase the generally permitted investments basket; and

(vi)	extend the 1.00% prepayment premium for refinancing in connection with certain repricing transactions through August 18, 2020.

The Company makes quarterly principal payments of $2,369. At March 31, 2020, the interest rate on borrowings was 4.35%, comprised of 1.60% LIBOR plus the 2.75% spread.

Total deferred fees related to the First Lien Term Loan were $10,298 and $12,138, net of amortization, as of March 31, 2020 and September 30, 2019, respectively. These fees were included as a contra liability to debt on the Consolidated Balance Sheets.

The following summarizes the Company’s outstanding borrowings under the Revolver and outstanding letters of credit as of March 31, 2020 and September 30, 2019, respectively.

	March 31, 2020	September 30, 2019
Borrowing availability under the Revolver	$125,000	$125,000
Outstanding borrowings under the Revolver	—	—
Outstanding letters of credit under the Revolver	11,972	12,956
Unused amounts under the Revolver	$113,028	$112,044

Additional letters of credit under a separate arrangement	$49	$204
The First Lien Credit Agreement contains limitations on incremental borrowings, is subject to leverage ratios and allows for optional prepayments. Under certain circumstances, the Company may be required to remit excess cash flows as defined based upon exceeding certain leverage ratios. The Company did not exceed such ratios during the six months ended March 31, 2020, does not anticipate exceeding such ratios during the year ending September 30, 2020, and therefore does not anticipate any additional repayments during the year ending September 30, 2020.
Repayment Schedule
Aggregate maturities of all long‑term debt, including current portion of long‑term debt and excluding finance lease obligations as of March 31, 2020, are presented below:

Fiscal Year
Remainder of 2020	$7,101
2021	14,338
2022	14,579
2023	14,774
2024	14,685
Thereafter	814,043
Total	$879,520
11. Derivative Financial Instruments
Interest Rate Risk Management
    The Company is subject to market risk exposure arising from changes in interest rates on the senior secured credit facilities, which bear interest at rates that are indexed against LIBOR. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to mitigate its exposure to rising interest rates. To accomplish these objectives, the Company entered into an interest rate cap, designated as a cash flow hedge, to mitigate risks associated with variable rate debt effective November 28, 2018. The LIBOR interest rate cap covers a notional amount of $600,000 of the Company’s senior secured debt, is effective for a period of three years and has a strike rate of 3.5%. Interest rate caps designated as cash flow hedges involve the receipt of stipulated amounts from a counterparty if interest rates rise above the strike rate defined in the contract. The premium paid for the interest rate cap was $2,235 and is being amortized to interest expense over its three-year term using the caplet method. At March 31, 2020 and September 30, 2019, the unamortized premium was $1,242 and $1,614, respectively, of which $497 and $869, respectively, is included in Other non‑current assets and the remaining $745 is included in Prepaid and other current assets. The Company recorded $186 and $186 of premium amortization to interest expense during the three months ended March 31, 2020 and 2019, respectively and $372 and $248 of premium amortization to interest expense during the six months ended March 31, 2020 and 2019, respectively.
Foreign Currency Risk Management
The Company’s functional currency is the U.S. dollar. By operating internationally, the Company is subject to foreign currency risk from transactions denominated in currencies other than the U.S. dollar (“foreign currencies”). To mitigate cross-currency transaction risk, the Company analyzes significant exposures where it has receipts or payments in a currency other than the functional currency of its operations, and from time to time may strategically enter into short-term foreign currency forward contracts to lock in some or all of the cash flows associated with these transactions. The Company is also subject to currency translation risk associated with converting the foreign operations’ financial statements into U.S. dollars. The Company uses foreign currency derivative contracts in order to manage the effect of exchange fluctuations on forecasted sales and purchases that are denominated in foreign currencies. To mitigate the impact of foreign exchange rate risk, the Company entered into a series of forward contracts designated as cash flow hedges. As of March 31, 2020, the notional amount of the forward contracts held to sell foreign currencies was $15,745.
Credit Risk Management
The counterparties to the Company’s derivative contracts are highly rated financial institutions. The Company regularly reviews the creditworthiness of its financial counterparties and fully expects the counterparties to perform under their respective agreements. The Company is not subject to any obligations to post collateral under derivative instrument contracts. The Company records all derivative instruments on a gross basis in the Consolidated Balance Sheets. Accordingly, there are no offsetting amounts that net assets against liabilities.
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
The following represents the fair value recorded for derivatives designated as cash flow hedges for the periods presented:

		Asset Derivatives
	Balance Sheet Location	March 31, 2020	September 30, 2019
Interest rate cap	Prepaid and other current assets	$1	$19
Foreign currency forward contracts	Prepaid and other current assets	378	269

		Liability Derivative
	Balance Sheet Location	March 31, 2020	September 30, 2019
Foreign currency forward contracts	Accrued expenses and other current liabilities	$420	$154

The following represents the amount of (loss) gain recognized in AOCI (net of tax) during the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Interest rate cap	$15	$(646)	$1	$134
Foreign currency forward contracts	(179)	20	(160)	(314)
The following represents the amount of (loss) gain on foreign currency forward contracts reclassified from AOCI into earnings during the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
Location of (Loss) Gain	2020	2019	2020	2019
Cost of product sales and services	$(6)	$—	$(6)	$(126)
General and administrative expense	(24)	1	30	1
Selling and marketing expense	28	—	28	—
Research and development expense	—	(16)	—	(1)
	$(2)	$(15)	$52	$(126)
Based on the fair value amounts of the Company’s cash flow hedges at March 31, 2020, the Company expects that approximately $96 of pre-tax net losses will be reclassified from AOCI into earnings during the next twelve months. The amount ultimately realized, however, will differ as exchange rates vary and the underlying contracts settle. In addition, $745 of caplet amortization will be amortized into interest expense during the next twelve months.
Derivatives Not Designated as Cash Flow Hedges
The following represents the fair value recorded for derivatives not designated as cash flow hedges for the periods presented:

		Asset Derivatives
	Balance Sheet Location	March 31, 2020	September 30, 2019
Foreign currency forward contracts	Prepaid and other current assets	$27	$9
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

A reconciliation of the activity related to the accrued warranty, including both the current and long‑term portions, is as follows:

	Current Product Warranties		Non-Current Product Warranties
	Six Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Balance at beginning of the period	$4,922	$8,907	$2,332	$3,360
Warranty provision for sales	1,892	3,218	62	954
Settlement of warranty claims	(2,567)	(3,304)	(1,248)	(241)
Amounts related to sale of the Memcor product line	795	—	135	—
Foreign currency translation and other	65	(21)	(120)	(71)
Balance at end of the period	$5,107	$8,800	$1,161	$4,002
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

On October 30, 2018, the Company announced a transition from a three-segment structure to a two-segment operating model designed to better serve the needs of customers worldwide. This new structure was effective October 1, 2018 and combined the Municipal services business with the former Industrial segment into a new segment, Integrated Solutions and Services, a group entirely focused on engaging directly with end users. The former Products segment and Municipal products businesses have been combined into a new segment, Applied Product Technologies, which is focused on developing product platforms to be sold primarily through third party channels. The Company expects to incur up to $2,000 of cash costs through the remainder of fiscal 2020 as a result of this transition related to other non-employee related business optimizations.
Beginning in the second quarter of fiscal 2020, the Company undertook activities to reduce the cost structure and rationalize location footprint following the sale of the Memcor product line. The Company currently expects to incur approximately $3,000 to $5,000 of costs through the remainder of fiscal 2020 related to these initiatives.
The table below sets forth the amounts accrued for the restructuring components and related activity:

	Six Months Ended March 31,
	2020	2019
Balance at beginning of the period	$655	$710
Restructuring charges following the sale of the Memcor product line	3,659	—
Restructuring charges related to two-segment realignment	1,233	7,046
Restructuring charges related to other initiatives	780	1,111
Write off charge and other non‑cash activity	(62)	(449)
Cash payments	(5,831)	(5,997)
Other adjustments	—	(72)
Balance at end of the period	$434	$2,349
The balances for accrued restructuring liabilities at March 31, 2020 and September 30, 2019, are recorded in Accrued expenses and other liabilities on the Consolidated Balance Sheets. Restructuring charges primarily represent severance charges, certain non-cash charges and consulting fees. The Company expects to pay the remaining amounts accrued as of March 31, 2020 during the remainder of fiscal 2020.
The table below sets forth the location of amounts recorded above on the Unaudited Consolidated Statements of Operations:

	Six Months Ended March 31,
	2020	2019
Cost of product sales and services	$3,765	$3,316
General and administrative expense	1,760	3,634
Sales and marketing expense	62	648
Research and development expense	23	110
	$5,610	$7,708
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
The components of net periodic benefit cost for the plans were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Service cost	$259	$217	$520	$434
Interest cost	68	120	136	239
Expected return on plan assets	(29)	(30)	(59)	(60)
Amortization of actuarial losses	235	97	471	193
Pension expense for defined benefit plans	$533	$404	$1,068	$806
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
Annual Effective Tax Rate
The PAETR, which excludes the impact of discrete items, was 4.5% and 48.8% as of the six months ended March 31, 2020 and 2019, respectively. For the six months ended March 31, 2020, the PAETR of 4.5% was lower than the U.S federal statutory rate of 21.0% primarily due to the gain on the sale of the Memcor product line, the U.S. valuation allowance provided on U.S. deferred tax assets as well as the impact of deferred tax liabilities related to indefinite lived intangibles, a portion of which were reversed in relation to the sale of the Memcor product line.
The Company continues to maintain a full valuation on U.S. federal and state net deferred tax assets (excluding the tax effects of deferred tax liabilities associated with indefinite lived intangibles) for the year ending September 30, 2020 as a result of pretax losses incurred since the Company’s inception in early 2014. The Company reported positive pre-tax earnings for the first time in 2017 and is projecting positive pre-tax earnings in 2020, however, the Company generated pre-tax losses in all other years. The Company believes it is prudent to retain a valuation allowance until a more consistent pattern of earnings is established and net operating loss carryforwards begin to be utilized.
Prior and Current Period Tax Expense
For the three months ended March 31, 2020, the Company recognized an income tax benefit of $7 on pretax income of $7,903. The rate of 0.09% differed from the U.S. statutory rate of 21.0% principally due to the gain on the sale of the Memcor product line which did not generate significant tax expense due to the combination of the U.S. valuation allowance and favorable foreign tax regimes, as well as the favorable impact of the reversal of a portion of deferred tax liabilities related to indefinite lived intangibles.
For the three months ended March 31, 2019, the Company recognized an income tax benefit of $4,579 on a pretax loss of $3,006. Discrete items for the quarter were not material.
For the six months ended March 31, 2020, the Company recognized income tax expense of $2,596 on pretax income of $64,012. The rate of 4.06% differed from the statutory rate of 21.0% principally due to the gain on the sale of the Memcor product line which did not generate significant tax expense due to the combination of the U.S. valuation allowance and favorable foreign tax regimes, as well as the favorable impact of the reversal of a portion of deferred tax liabilities related to indefinite lived intangibles.

For the six months ended March 31, 2019, the Company recognized an income tax benefit of $9,093 on a pretax loss of $23,808. The rate of 38.2% differed from the statutory rate of 21% principally due to higher forecasted earnings in certain non-U.S. jurisdictions that have a higher statutory tax rate than the U.S. as well as the impact of deferred tax liabilities related to indefinite lived intangibles.

At March 31, 2020, the Company had gross unrecognized tax benefits of $1,309.
On March 27, 2020, The Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “CARES Act”) was passed in response to the COVID-19 pandemic. Provisions of the CARES Act adjust elements of the TCJA, including net operating loss (“NOL”) modifications, a relaxation of the limitation on interest deductions, and modification of the credits for prior year minimum tax liability.
The CARES Act accelerates the ability of companies to recover the alternative minimum tax (“AMT”) credits by permitting immediate refund claims.
The TCJA subjected net operating losses arising in tax years beginning after December 31, 2017 to a taxable income limitation and eliminated the ability to carry these net operating losses back to a prior tax year. The CARES Act modified these rules and provides that NOLs arising in a tax year beginning after December 31, 2017 and ending before January 1, 2021 can be carried back five years. Additionally, the taxable income limitation is temporarily suspended for tax years beginning before January 1, 2021.
The TCJA limited the business interest expense deduction to 30% of adjusted taxable income (“ATI”) starting with the 2018 tax years. The CARES Act modified the TCJA limitations for business interest expense for 2019 and 2020 by increasing the limitation to 50% of ATI. Further, for the tax year 2020, the Company may use either the 2019 or 2020 ATI for purposes of determining deductible business interest expense.
The CARES Act did not have an impact on the Company’s Unaudited Consolidated Financial Statements.
16. Share-Based Compensation
The Company designs equity compensation plans to attract and retain employees while also aligning employees’ interests with the interests of the Company’s shareholders. In addition, members of the Company’s Board of Directors (the “Board”) participate in equity compensation plans in connection with their service on the Company’s Board.

The Company established the Evoqua Water Technologies Corp. Stock Option Plan (the “Stock Option Plan”) shortly after the acquisition date of January 16, 2014. The plan allows certain management employees and the Board to purchase shares in Evoqua Water Technologies Corp. Under the Stock Option Plan, the number of shares available for award was 11,083. As of March 31, 2020, there were approximately 1,704 shares available for future grants, however, the Company does not currently intend to make additional grants under the Stock Option Plan.
In connection with the IPO, the Board adopted and the Company’s shareholders approved the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (or the “Equity Incentive Plan”), under which equity awards may be granted in the form of options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, share awards and performance-based awards (including performance share units and performance-based restricted stock). Upon adoption of the Equity Incentive Plan, 5,100 shares of common stock of the Company were reserved for issuance thereunder. On February 18, 2020, the Company’s shareholders approved the amendment and restatement of the Equity Incentive Plan in order to increase the number of shares of common stock reserved for issuance thereunder by 5,000 shares and incorporate other changes. As of March 31, 2020, there were approximately 5,931 shares available for grants under the Equity Incentive Plan.

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

    A summary of the stock option activity as of March 31, 2020 is presented below:

(In thousands, except per share amounts)	Options	Weighted Average Exercise Price/Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2019	8,619	$8.15	6.3 years	$80,826
Granted	793	23.60
Exercised	(1,461)	5.70
Cancelled	(2)	20.88
Forfeited	(64)	15.4
Outstanding at March 31, 2020	7,885	$10.1	6.3 years	$30,330
Options exercisable at March 31, 2020	5,522	$6.83	5.3 years	$29,445
Options vested and expected to vest at March 31, 2020	7,790	$9.96	6.3 years	$30,324

The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the six months ended March 31, 2020 was $22,608.

A summary of the status of the Company's non-vested stock options as of and for the six months ended March 31, 2020 is presented below.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Nonvested at beginning of period	2,379	$4.96
Granted	793	6.05
Vested	(745)	4.85
Forfeited	(64)	5.33
Nonvested at end of period	2,363	$5.35

The total fair value of options vested during the six months ended March 31, 2020, was $3,612.

Restricted Stock Units
The following is a summary of the RSU activity for the six months ended March 31, 2020.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Outstanding at September 30, 2019	2,002	$17.45
Granted	375	23.35
Vested	(1,553)	18.81
Forfeited	(31)	12.67
Outstanding at March 31, 2020	793	$17.78
Vested and expected to vest at March 31, 2020	750	$17.56
Expense Measurement and Recognition
Total share-based compensation expense was $2,326 and $4,764 during the three months ended March 31, 2020 and 2019, respectively, of which $2,304 and $4,745 was non-cash, respectively. Total share-based compensation expense was $6,017 and $9,323 during the six months ended March 31, 2020 and 2019, respectively, of which $5,984 and $9,270 was non-cash, respectively. The unrecognized compensation expense related to stock options and restricted stock units was $11,475 and $13,256, respectively at March 31, 2020, and is expected to be recognized over a weighted average period of 2.7 years and 3.1 years, respectively. The Company received $15,370 from the exercise of stock options during the six months ended March 31, 2020. The remaining stock options exercised during the six months ended March 31, 2020 were effected via a cashless net exercise.

Employee Stock Purchase Plan
Effective October 1, 2018, the Company implemented an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s stock at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last business day of a six-month purchase period within the offering period. These purchases were offered twice throughout fiscal 2019, and were paid by employees through payroll deductions over the respective six month purchase period, at which point the stock will be transferred to the employees. On December 21, 2018, the Company registered 11,297 shares of common stock, par value $0.01 per share, of which 5,000 are available for future issuance under the ESPP. During the three months ended March 31, 2020 and 2019, the Company incurred compensation expense of $35 and $138, respectively, in salaries and wages in respect of the ESPP, representing the fair value of the discounted price of the shares. During the six months ended March 31, 2020 and 2019, the Company incurred compensation expense of $74 and $293, respectively. These amounts are included in the total share-based compensation expense above. On October 1, 2019 and April 1, 2020, 56 and 75 shares, respectively were issued under the ESPP plan.
17. Concentration of Credit Risk
The Company’s cash and cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. The Company’s trade receivables do not represent a significant concentration of credit risk at March 31, 2020 and September 30, 2019 due to the wide variety of customers and markets into which products are sold and their dispersion across geographic areas. The Company does perform ongoing credit evaluations of its customers and maintains an allowance for potential credit losses on trade receivables. As of and for the three and six months ended March 31, 2020 and 2019, no customer accounted for more than 10% of net sales or net accounts receivable.
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
18. Related‑Party Transactions
The Company reimbursed AEA Investors LP (“AEA”), the Company’s private equity sponsor, for normal and customary expenses incurred by AEA on behalf of the Company. The Company notes that these related-party transactions have not been significant in the three and six months ended March 31, 2020 and 2019.
19. Leases
Lessee Accounting
As discussed in Note 2, “Summary of Significant Accounting Policies” the Company adopted ASU 2016-02 on October 1, 2019. ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for all leases, with the result being the recognition of a right-of-use (“ROU”) asset and a corresponding lease liability. The lease liability is equal to the present value of the minimum lease payments for the term of the lease using the discount rate determined at lease commencement and including any optional renewal periods that were determined to be reasonably certain to be exercised. The ROU asset is equal to the initial measurement of the lease liability plus any lease payments made to the lessor at or before the commencement date and any unamortized initial indirect costs incurred by the lessee, less any unamortized lease incentives received. ROU assets are periodically reviewed for impairment whenever events or changes in circumstances arise. During the six months ended March 31, 2020, the Company incurred no impairment charges on ROU assets.
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
As a result of adoption of Topic 842 on October 1, 2019, the Company recognized $42,073 of ROU assets related to operating leases in Operating lease right-of-use assets, net and $42,904 of corresponding lease liabilities, of which $13,596 is included in Accrued expenses and other liabilities and $29,308 is included in Obligation under operating leases on the Consolidated Balance Sheets. The difference is attributable to deferred rent balance as of September 30, 2019 that reduced the ROU asset balance on October 1, 2019, of which $73 was removed from Prepaid and other current assets and the remainder was recognized in Retained deficit on the Consolidated Balance Sheets. In addition, the Company recorded an ROU asset related to finance leases in Property, plant, and equipment, net of $2,812 and $3,245 in corresponding lease liabilities included in Other non‑current liabilities on the Consolidated Balance Sheets, with the difference recognized in Retained deficit. See Note 2, “Summary of Significant Accounting Policies” for further information on the impact of adoption.
The following represents the components of lease cost for the three and six months ended March 31, 2020 and other information for both operating and finance leases for the six months ended March 31, 2020:

	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Lease cost
Finance lease cost:
Amortization of ROU assets	$3,411	$6,831
Interest on lease liabilities	493	1,011
Operating lease cost	3,916	8,131
Short-term lease cost	1,079	1,916
Variable lease cost	—	—
Sublease income	(14)	(28)
Total lease cost	$8,885	$17,861

Other information
(Gains)/losses on sale and leaseback transactions, net	$—
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$1,015
Operating cash flows from operating leases	7,991
Financing cash flows from finance leases	6,703
ROU assets obtained in exchange for new finance lease liabilities	4,185
ROU assets obtained in exchange for new operating lease liabilities	6,321
ROU asset remeasurement	(651)
Weighted average remaining lease term - finance leases	3.9 years
Weighted average remaining lease term - operating leases	5.0 years
Weighted average discount rate - finance leases	4.8%
Weighted average discount rate - operating leases	4.5%

The following table reconciles future minimum undiscounted rental commitments for operating leases to operating lease liabilities record on the Consolidated Balance Sheet as of March 31, 2020:

Fiscal Year
Remainder of 2020	$7,917
2021	13,313
2022	9,617
2023	7,340
2024	5,143
Thereafter	9,523
Total undiscounted lease payments	$52,853
Present value adjustment	(5,346)
Operating lease liabilities	47,507
Less current installments of obligations under operating leases	13,474
Obligations under operating leases, excluding current installments	$34,033

The gross and net carrying values of the equipment under finance leases as of March 31, 2020 and September 30, 2019 was as follows:

	March 31, 2020	September 30, 2019
Gross carrying amount	$81,221	$69,760
Net carrying amount	35,655	36,337
The following table reconciles future minimum undiscounted rental commitments for finance leases to the finance lease liabilities recorded on the Consolidated Balance Sheet as of March 31, 2020:

Fiscal Year
Remainder of 2020	$7,005
2021	11,446
2022	8,907
2023	6,361
2024	4,125
Thereafter	2,761
Total undiscounted lease payments	40,605
Present value adjustment	(3,910)
Finance lease liabilities	36,695
Less current installments of obligations under finance leases	11,545
Obligations under finance leases, excluding current installments	$25,150
The current installments of obligations under finance leases are included in Accrued expenses and other liabilities. Obligations under finance leases, excluding current installments, are included in Other non-current liabilities.
Lessor Accounting
The Company is a lessor to multiple parties. In certain instances, the Company enters into a contract with a customer but must construct the underlying asset prior to its lease. At the time of contract inception, the Company determines if an arrangement is or contains a lease. These contracts generally contain both lease and non-lease components, including installation, maintenance and monitoring services of the Company owned equipment, in addition to sale of certain constructed assets. In situations where arrangements contain multiple elements, contract consideration is allocated based on relative standalone selling price. Lease components associated to underlying assets that have an alternative use are classified as operating leases with revenue recognized over time throughout the lease term, within Revenue from services on the Unaudited Consolidated Statements of Operations. Lease components associated to underlying assets that have no alternative use are classified as sales-type leases, with point in time revenue recognition at the on-set of the lease. In order for a component to be separate, the Customer would be able to benefit from the right of use of the component separately or with other resources readily available to the Customer and the right of the use is not highly dependent or highly interrelated with the other rights to use the other underlying assets or components.
As of March 31, 2020, future minimum lease payments receivable under operating leases are as follows:

Fiscal year
Remainder of 2020	$61,220
2021	66,671
2022	40,955
2023	30,637
2024	20,613
Thereafter	92,388
Future minimum lease payments	$312,484
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
The following summarizes the Company’s outstanding letters of credit and surety bonds as of March 31, 2020 and September 30, 2019, respectively.

	March 31, 2020	September 30, 2019
Revolving credit capacity	$45,000	$45,000
Letters of credit outstanding	11,972	12,956
Remaining revolving credit capacity	$33,028	$32,044

Surety capacity	$230,000	$220,000
Surety issuances	146,371	144,717
Remaining surety available	$83,629	$75,283

The longest maturity date of letters of credit and surety bonds in effect as of March 31, 2020 was March 20, 2030.
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

21. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	March 31, 2020	September 30, 2019
Salaries, wages and other benefits	$39,273	$35,206
Obligation under operating leases	13,474	—
Obligation under finance leases	11,545	17,859
Third party commissions	9,625	11,394
Insurance liabilities	6,973	4,895
Taxes, other than income	3,385	5,215
Provisions for litigation	1,943	1,533
Option and Purchase Right	506	—
Severance payments	434	655
Earn-outs related to acquisitions	91	611
Other	24,842	24,471
	$112,091	$101,839
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Total sales
Integrated Solutions and Services	$240,824	$228,939	$472,624	$441,216
Applied Product Technologies	129,424	148,136	267,953	278,670
Total sales	370,248	377,075	740,577	719,886
Intersegment sales
Integrated Solutions and Services	2,939	2,075	6,601	3,854
Applied Product Technologies	15,646	26,372	36,208	44,402
Total intersegment sales	18,585	28,447	42,809	48,256
Sales to external customers
Integrated Solutions and Services	237,885	226,864	466,023	437,362
Applied Product Technologies	113,778	121,764	231,745	234,268
Total sales	351,663	348,628	697,768	671,630
Operating profit (loss)
Integrated Solutions and Services	36,695	37,011	69,849	64,937
Applied Product Technologies	23,750	11,321	86,892	15,838
Corporate	(39,290)	(36,864)	(65,894)	(75,666)
Total operating profit	21,155	11,468	90,847	5,109
Interest expense	(13,252)	(14,474)	(26,835)	(28,917)
Income (loss) before income taxes	7,903	(3,006)	64,012	(23,808)
Income tax benefit (expense)	7	4,579	(2,596)	9,093
Net income (loss)	$7,910	$1,573	$61,416	$(14,715)
Depreciation and amortization
Integrated Solutions and Services	$17,336	$14,314	$32,957	$28,272
Applied Product Technologies	3,543	4,458	7,117	8,792
Corporate	6,492	5,390	12,440	10,188
Total depreciation and amortization	$27,371	$24,162	$52,514	$47,252
Capital expenditures
Integrated Solutions and Services	$18,997	$19,972	$33,184	$33,657
Applied Product Technologies	1,084	2,060	3,367	4,268
Corporate	1,106	1,081	2,208	2,757
Total capital expenditures	$21,187	$23,113	$38,759	$40,682

	March 31, 2020	September 30, 2019
Assets
Integrated Solutions and Services	$791,507	$762,707
Applied Product Technologies	568,635	657,879
Corporate	379,751	317,262
Total assets	$1,739,893	$1,737,848
Goodwill
Integrated Solutions and Services	$220,595	$222,013
Applied Product Technologies	168,286	170,877
Total goodwill	$388,881	$392,890
23. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) from continuing operations per common share (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Numerator:
Numerator for basic and diluted earnings (loss) per common share—Net income (loss) attributable to Evoqua Water Technologies Corp.	$7,812	$1,384	$60,957	$(15,346)
Denominator:
Denominator for basic net income (loss) per common share—weighted average shares	116,459	114,525	116,459	114,525
Effect of dilutive securities:
Share‑based compensation	4,391	4,188	4,892	—
Denominator for diluted net income (loss) per common share—adjusted weighted average shares	120,850	118,713	121,351	114,525
Basic earnings (loss) attributable to Evoqua Water Technologies Corp. per common share	$0.07	$0.01	$0.52	$(0.13)
Diluted earnings (loss) attributable to Evoqua Water Technologies Corp. per common share	$0.06	$0.01	$0.50	$(0.13)
Since the Company was in a net loss position for the six months ended March 31, 2019, there was no difference between the number of shares used to calculate basic and diluted loss per share. Because of their anti-dilutive effect, 4,185 common share equivalents, comprised of employee stock options, have been excluded from the diluted EPS calculation for the six months ended March 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the Unaudited Consolidated Financial Statements, including the notes, included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Report”), and with our audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the SEC on November 25, 2019 and as amended on December 4, 2019 (the “2019 Annual Report”). You should review the disclosures in Part I, Item 1A. “Risk Factors” in the 2019 Annual Report, as well as any cautionary language in this report, including the disclosures in Part II, Item 1A. “Risk Factors” in this Report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless otherwise indicated or the context otherwise requires, all references to “the Company,” “Evoqua,” “Evoqua Water Technologies Corp.,” “EWT Holdings I Corp.,” “we,” “us,” “our” and similar terms refer to Evoqua Water Technologies Corp., together with its consolidated subsidiaries. Unless otherwise specified, all dollar amounts in this section are referred to in millions.
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
Our solutions are designed to ensure that our customers have the quantity and quality of water that meets their unique specifications. We enable our customers to achieve lower costs through greater uptime, throughput and efficiency in their operations and support their regulatory compliance and environmental sustainability. We deliver and maintain these mission critical solutions through the largest service network in North America, assuring our customers continuous uptime with 96 branches as of March 31, 2020. We have an extensive service and support network, and as a result, a certified Evoqua Service Technician is generally no more than a two‑hour drive from more than 90% of our North American customers’ sites.
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

We evaluate our business segments’ operating results based on income from operations and EBITDA or Adjusted EBITDA on a segment basis. EBITDA and Adjusted EBITDA are non-GAAP financial measures. For more information regarding EBITDA and Adjusted EBITDA, including a reconciliation to the most directly comparable GAAP financial measure, please see the section titled “How We Assess the Performance of Our Business”. Corporate activities include general corporate expenses, elimination of intersegment transactions, interest income and expense and certain other charges, which have not been allocated to business segments. As such, the segment results provided herein may not be comparable to other companies.
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
Product and Technology Development
We develop our technologies through in‑house research, development and engineering and targeted tuck‑in, vertical market and geography‑expanding, technology-enhancing acquisitions. We have a reservoir of recently launched technologies and a strong pipeline of new offerings designed to provide customers with innovative, value‑enhancing solutions. Furthermore, since April 2016, we have successfully completed thirteen acquisitions and the acquisition of a 60% interest in Frontier Water Systems LLC (“Frontier”), each of which expands our vertical markets and geographic reach and enhance our technologies, strengthening our existing capabilities and adding new capabilities and cross selling opportunities in areas such as mobile wastewater treatment, soil and air treatment, regenerative media filtration, anodes, UV and ozone disinfection, aerobic and anaerobic biological treatment technologies and electrochemical and electrochlorination cells. We are able to rapidly scale new technologies using our leading direct and third‑party sales channels and our relationships with key influencers, including municipal representatives, engineering firms, designers and other system specifiers. We believe our continued investment in driving penetration of our recently launched technologies, robust pipeline of new capabilities and best‑in‑class channels to market will allow us to continue to address our customer needs across the water lifecycle.
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
Acquisitions and Divestitures
We believe that capex-like, tuck‑in acquisitions present a key opportunity within our overall growth strategy, which we will continue to evaluate strategically. These strategic acquisitions are expected to enable us to accelerate our growth by extending our critical mass in existing markets, as well as expand in new geographies and new end market verticals. Our existing customer relationships, best‑in‑class channels to market and ability to rapidly commercialize technologies provide a strong platform to drive rapid growth in the businesses we acquire. To capitalize on these opportunities, we have built an experienced team dedicated to mergers and acquisitions that has, since April 2016, successfully completed thirteen acquisitions and the acquisition of a 60% interest in Frontier, each of which expands our vertical markets and geographic reach and enhance our technologies, with purchase prices ranging from approximately $2.6 million to approximately $283.7 million, and pre‑acquisition revenues ranging from approximately $3.1 million to approximately $55.7 million.
On December 31, 2019 we completed the sale of the Memcor product line to DuPont de Nemours, Inc. (DuPont). The aggregate purchase price paid by DuPont was $110.0 million in cash, subject to certain adjustments. Following adjustments for cash and net working capital, gross proceeds paid by DuPont were $131.0 million. The Company recognized a $49.0 million net pre-tax benefit on the sale of the Memcor product line, net of $8.3 million of discretionary compensation payments to employees in connection with the transaction and $1.0 million in transaction costs incurred in the three months ended December 31, 2019. As a result of net working capital adjustments, the Company recognized an additional $9.0 million net pre-tax benefit in the three months ended March 31, 2020. The Company and DuPont have a history of collaboration, and following the sale, DuPont will continue to supply the Company with Memcor® products.
Key Factors and Trends Affecting Our Business and Financial Statements
Various trends and other factors affect or have affected our operating results, including:

Impact of the COVID-19 pandemic. As discussed further below, the COVID-19 pandemic did not have a material impact on our consolidated results of operations in the three months ended March 31, 2020. Our business has been considered essential under federal and local standards, and we have maintained business continuity at our critical service branches and manufacturing facilities. We have taken measures to protect our employees, including implementation of remote working practices where possible and managing our supply chain to ensure that necessary personal protective equipment is available to our personnel. We have also taken initial cost reduction actions to preserve liquidity and reallocated resources to maintain productivity levels.
In general, we saw increased demand for services from customers in healthcare and pharmaceutical industries beginning in mid-to-late March as the impact of the pandemic broadened. However, we also began to see signs of uneven demand from customers in certain other industries during that period. We continue to evaluate the impact of the pandemic on our business, particularly how social distancing guidelines might affect our access to our customers’ sites and how the economic downturn resulting from the pandemic might affect our customers’ willingness to make capital expenditures and our ability to collect from our customers. Given the evolving nature of the unprecedented pandemic, the overall impact on our operations over the remainder of the fiscal year cannot be reasonably estimated at this time.
For more information regarding factors and events that may impact our business, results of operations and financial condition from the effects of the COVID-19 pandemic, see “Item 1A. Risk Factors” of this Report.
Overall economic trends. The overall economic environment and related changes in industrial, commercial and municipal spending impact our business. In general, positive conditions in the broader economy promote industrial, commercial and municipal customer spending, while economic weakness results in a reduction of new industrial, commercial and municipal project activity. Macroeconomic factors that can affect customer spending patterns, and thereby our results of operations, include population growth, total water consumption, municipal budgets, employment rates, business conditions, the availability of credit or capital, interest rates, tax rates, imposition of tariffs and regulatory changes. Since the businesses of our customers vary in cyclicality, periodic downturns in any specific sector typically have modest impacts on our overall business. For example, the current weakness in global oil markets has created, and we expect will continue to create, some weakness in demand from customers that we serve in the oil and gas industry. Additionally, the COVID-19 pandemic has increased economic uncertainty and has caused an economic slowdown that is likely to continue and may result in a sustained global recession.
Changes in costs and availability. We have significant exposures to certain commodities, including steel, caustic, carbon, calcium nitrate and iridium, and volatility in the market price and availability of these commodity input materials has a direct impact on our costs and our business. For example, restrictions on international trade, including tariffs imposed by the U.S. government and other governments, as well as supply chain disruptions caused by the COVID-19 pandemic, have increased and could further increase the cost of certain materials and have restricted and could further restrict availability of certain commodities, which may result in delays in our execution of projects. Although we have offset a portion of these cost increases through price increases, there can be no assurance that we will be able to continue to recuperate additional cost increases from our customers through product price increases. If we are unable to manage commodity fluctuations through pricing actions, cost savings projects and sourcing decisions as well as through consistent productivity improvements, it may adversely impact our gross profit and gross margin. Further, additional potential acquisitions and international expansion will place increased demands on our operational, managerial, administrative and other resources. Managing our growth effectively will require us to continue to enhance our management systems, financial and management controls and information systems. We will also be required to hire, train and retain operational and sales personnel, which affects our operating margins.
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
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenue, gross profit, gross margin, operating expenses, net income (loss) and Adjusted EBITDA (which is a non-GAAP financial measure).
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

Adjusted EBITDA
Adjusted EBITDA, which is a non-GAAP financial measure, is one of the primary metrics used by management to evaluate the financial performance of our business. Adjusted EBITDA is defined as net income (loss) before interest expense, income tax benefit (expense) and depreciation and amortization, adjusted for the impact of certain other items, including restructuring and related business transformation costs, purchase accounting adjustment costs, non-cash share-based compensation, transaction costs and other gains, losses and expenses. We present Adjusted EBITDA because we believe it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. Further, we believe it is helpful in highlighting trends in our operating results and provides greater clarity to management and our investors regarding the operational impact of long term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management uses Adjusted EBITDA to supplement GAAP measures of performance as follows:

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
In addition to the above, our chief operating decision maker uses EBITDA and Adjusted EBITDA of each reportable operating segment to evaluate the operating performance of such segments. EBITDA and Adjusted EBITDA of the reportable operating segments do not include certain charges that are presented within corporate activities. These charges include certain restructuring and other business transformation charges that have been incurred to align and reposition the Company to the current reporting structure, acquisition related costs (including transaction costs, integration costs and recognition of backlog intangible assets recorded in purchase accounting) and share-based compensation charges.
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

The following is a reconciliation of our Net income (loss) to Adjusted EBITDA (unaudited, amounts in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net income (loss)	$7.9	$1.6	$61.4	$(14.7)
Income tax expense (benefit)	—	(4.6)	2.6	(9.1)
Interest expense	13.3	14.5	26.8	28.9
Operating profit	21.2	11.5	90.8	5.1
Depreciation and amortization	27.3	24.2	52.5	47.3
EBITDA	48.5	35.7	143.3	52.4
Restructuring and related business transformation costs (a)	6.2	8.3	7.9	14.0
Share-based compensation (b)	2.3	4.7	6.0	9.3
Transaction costs (c)	0.5	2.4	0.7	4.5
Other (gains) losses and expenses (d)	(0.8)	5.6	(57.6)	14.9
Adjusted EBITDA	$56.7	$56.7	$100.3	$95.1
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

(i)
Certain costs and expenses in connection with various restructuring initiatives, including severance costs, relocation costs, recruiting expenses, and third-party consultant costs to assist with these initiatives. This includes:

(A)	amounts related to the Company’s restructuring initiatives to reduce the cost structure and rationalize location footprint following the sale of the Memcor product line;

(B)	amounts related to the Company’s transition from a three-segment structure to a two-segment operating model designed to better serve the needs of customers worldwide; and

(C)	amounts related to various other initiatives implemented to restructure and reorganize our business with the appropriate management team and cost structure.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Post Memcor divestiture restructuring(1)	$3.7	$—	$3.7	$—
Cost of product sales and services ("Cost of sales")	2.9	—	2.9	—
S&M expense	0.1	—	0.1	—
G&A expense	0.7	—	0.7	—
Two-segment restructuring(2)	$0.3	$5.1	$1.3	$7.0
Cost of sales	0.3	2.5	0.6	2.7
R&D expense	—	0.1	—	0.1
S&M expense	—	0.4	—	0.6
G&A expense	0.4	2.1	0.7	3.6
Other operating (income) expense	(0.4)	—	—	—
Various other initiatives(3)	$0.3	$0.2	$0.5	$0.7
Cost of sales	0.3	0.2	0.4	0.5
G&A expense	—	—	0.1	0.2
Total	$4.3	$5.3	$5.5	$7.7

(1)
all of which is reflected in restructuring charges in Note 13, “Restructuring and Related Charges” in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Restructuring Footnote”) in the six months ended March 31, 2020 and 2019, respectively.

(2)	of which $1.2 million and $7.0 million is reflected in the Restructuring Footnote in the six months ended March 31, 2020 and 2019, respectively.

(3)	all of which is reflected in the Restructuring Footnote in the six months ended March 31, 2020 and 2019, respectively.

(ii)
legal settlement costs and intellectual property related fees associated with legacy matters prior to the AEA Acquisition, including fees and settlement costs related to product warranty litigation on Memcor products and certain discontinued products. This includes:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Cost of sales	$0.1	$—	$0.2	$0.1
G&A expense	0.2	0.2	0.2	0.5
Total	$0.3	$0.2	$0.4	$0.6

(iii)
expenses associated with our information technology and functional infrastructure transformation subsequent to the AEA Acquisition, including activities to optimize information technology systems and functional infrastructure processes. This includes:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Cost of sales	$—	$—	$0.1	$0.1
G&A expense	0.4	2.3	0.7	5.0
Total	$0.4	$2.3	$0.8	$5.1

(iv)
costs associated with the March 2020 secondary public offering of common stock held by certain shareholders of the Company, as well as costs incurred by us in connection with establishment of our public company compliance structure and processes, including consultant costs. This includes:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
G&A expense	$1.2	$0.5	$1.2	$0.6
Total	$1.2	$0.5	$1.2	$0.6

(b)	Share-based compensation
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Cost of sales	$(0.3)	$1.1	$(0.2)	$1.3
G&A expense	0.5	1.3	0.9	3.2
Other operating (income) expense	0.3	—	—	—
Total	$0.5	$2.4	$0.7	$4.5

(d)	Other (gains), losses and expenses
Adjusted EBITDA is calculated prior to considering certain other significant (gains), losses and expenses. Such significant items represent substantive and/or unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and qualitative aspects of their nature and they may be highly variable and difficult to predict. Unusual items may represent items that are not part of our ongoing business, items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis, items that would be non-recurring, or items related to products we no longer sell. While not all-inclusive, examples of items that could be included as other (gains), losses and expenses would be amounts related to non-cash foreign currency exchange gains and losses on intercompany loans, significant warranty events, and certain disposals of businesses, products or facilities that do not qualify as discontinued operations under GAAP. For the periods presented such events include the following:

(i)	impact of foreign exchange gains and losses;

(ii)	foreign exchange impact related to headquarter allocations;

(iii)	expenses on disposal related to maintaining non‑operational business locations, net of gain on sale;

(iv)	expenses incurred by the Company related to the remediation of manufacturing defects caused by a third- party vendor;

(v)	charges incurred by the Company related to product rationalization in its electro-chlorination business;

(vi)
net pre-tax benefit on the sale of the Memcor product line, which is net of $8.3 million of discretionary compensation payments to employees in connection with the transaction and $1.0 million in transaction costs incurred in the six months ended March 31, 2020; and

(vii)	expenses incurred by the Company related to the write-off of inventory associated with product rationalization and facility consolidation.

Other (gains), losses and expenses include the following for the periods presented below:

Three Months Ended March 31, 2020
	Other Adjustments
	(i)	(ii)	(iii)	(iv)	(v)	(vi)	(vii)	Total
Cost of sales	$0.3	$—	$—	$(0.1)	$0.2	$0.1	$—	$0.5
G&A expense	7.8	—	—	—	—	(0.8)	—	7.0
Other operating (income) expense	—	—	—	—	—	(8.3)	—	(8.3)
Total	$8.1	$—	$—	$(0.1)	$0.2	$(9.0)	$—	$(0.8)

Three Months Ended March 31, 2019
	Other Adjustments
	(i)	(ii)	(iii)	(iv)	(v)	(vi)	(vii)	Total
Cost of sales	$(0.2)	$—	$—	$0.3	$(0.1)	$—	$5.1	$5.1
G&A expense	0.5	—	—	—	—	—	—	0.5
Total	$0.3	$—	$—	$0.3	$(0.1)	$—	$5.1	$5.6

Six Months Ended March 31, 2020
	Other Adjustments
	(i)	(ii)	(iii)	(iv)	(v)	(vi)	(vii)	Total
Cost of sales	$(0.1)	$—	$—	$0.1	$0.3	$0.2	$—	$0.5
G&A expense	1.6	0.1	—	—	—	0.1	—	1.8
Other operating (income) expense	—	—	—	(1.6)	—	(58.3)	—	(59.9)
Total	$1.5	$0.1	$—	$(1.5)	$0.3	$(58.0)	$—	$(57.6)

Six Months Ended March 31, 2019
	Other Adjustments
	(i)	(ii)	(iii)	(iv)	(v)	(vi)	(vii)	Total
Cost of sales	$—	$—	$0.5	$1.3	$3.0	$—	$5.1	$9.9
G&A expense	5.0	—	—	—	—	—	—	5.0
Total	$5.0	$—	$0.5	$1.3	$3.0	$—	$5.1	$14.9

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated:

	Three Months Ended March 31,					Six Months Ended March 31,
	2020		2019			2020		2019
(In millions, except per share amounts)		% of Revenue		% of Revenue	% Variance		% of Revenue		% of Revenue	% Variance
Revenue	$351.7	100.0%	$348.6	100.0%	0.9%	$697.8	100.0%	$671.6	100.0%	3.9%
Cost of product sales and services	(240.5)	(68.4)%	(253.0)	(72.6)%	(4.9)%	(480.9)	(68.9)%	(487.3)	(72.6)%	(1.3)%
Gross profit	111.2	31.6%	95.6	27.4%	16.3%	216.9	31.1%	184.3	27.4%	17.7%
General and administrative expense	(62.1)	(17.7)%	(48.2)	(13.8)%	28.8%	(107.9)	(15.5)%	(103.0)	(15.3)%	4.8%
Sales and marketing expense	(34.0)	(9.7)%	(35.4)	(10.2)%	(4.0)%	(72.0)	(10.3)%	(71.6)	(10.7)%	0.6%
Research and development expense	(3.2)	(0.9)%	(4.0)	(1.1)%	(20.0)%	(6.9)	(1.0)%	(8.1)	(1.2)%	(14.8)%
Other operating income (expense), net	9.3	2.6%	3.5	1.0%	165.7%	60.7	8.7%	3.5	0.5%	1,634.3%
Interest expense	(13.3)	(3.8)%	(14.5)	(4.2)%	(8.3)%	(26.8)	(3.8)%	(28.9)	(4.3)%	(7.3)%
Income (loss) before income taxes	7.9	2.2%	(3.0)	(0.9)%	363.3%	64.0	9.2%	(23.8)	(3.5)%	368.9%
Income tax benefit (expense)	0.0	—%	4.6	1.3%	100.0%	(2.6)	(0.4)%	9.1	1.4%	(128.6)%
Net income (loss)	7.9	2.2%	1.6	0.5%	393.8%	61.4	8.8%	(14.7)	(2.2)%	517.7%
Net income attributable to non‑controlling interest	0.1	—%	0.2	0.1%	(50.0)%	0.4	0.1%	0.6	0.1%	(33.3)%
Net income (loss) attributable to Evoqua Water Technologies Corp.	$7.8	2.2%	$1.4	0.4%	457.1%	$61.0	8.7%	$(15.3)	(2.3)%	498.7%

Weighted average shares outstanding
Basic	116.5		114.5			116.5		114.5
Diluted	120.9		118.7			121.4		114.5
Earnings (loss) per share
Basic	$0.07		$0.01			$0.52		$(0.13)
Diluted	$0.06		$0.01			$0.50		$(0.13)

Other financial data:
Adjusted EBITDA(1)	$56.7	16.1%	$56.7	16.3%	—%	$100.3	14.4%	$95.1	14.2%	5.5%

(1)
For the definition of Adjusted EBITDA (a non-GAAP financial measure) and a reconciliation to net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see “How We Assess the Performance of Our Business-Adjusted EBITDA.”

Consolidated Results
Revenues-Revenues increased $3.1 million, or 0.9%, to $351.7 million in the three months ended March 31, 2020 from $348.6 million in the three months ended March 31, 2019. Revenues increased $26.2 million, or 3.9%, to $697.8 million in the six months ended March 31, 2020 from $671.6 million in the six months ended March 31, 2019.
The following table provides the change in revenues from product sales and revenues from services, respectively:

	Three Months Ended March 31,					Six Months Ended March 31,
	2020		2019		% Variance	2020		2019		% Variance
		% of Revenue		% of Revenue			% of Revenue		% of Revenue
Revenue from product sales	$206.0	58.6%	$206.8	59.3%	(0.4)%	$402.6	57.7%	$386.9	57.6%	4.1%
Revenue from services	145.7	41.4%	141.8	40.7%	2.8%	295.2	42.3%	284.7	42.4%	3.7%
	$351.7	100.0%	$348.6	100.0%	0.9%	$697.8	100.0%	$671.6	100.0%	3.9%
Revenues from product sales decreased $0.8 million, or 0.4%, to $206.0 million in the three months ended March 31, 2020 from $206.8 million in the three months ended March 31, 2019. The decrease was primarily driven by a decrease in aftermarket revenues of $8.3 million, primarily driven by the divestiture of the Memcor product line, partially offset by increased capital revenues of $7.4 million.
Revenues from product sales increased $15.7 million, or 4.1%, to $402.6 million in the six months ended March 31, 2020 from $386.9 million in the six months ended March 31, 2019. The increase was primarily driven by increased capital revenues of $22.7 million, of which $4.9 million was related to the acquisitions of ATG UV and Frontier, partially offset by a decrease in aftermarket revenues of $7.1 million, primarily driven by the divestiture of the Memcor product line.
Revenues from services increased $3.9 million, or 2.8%, to $145.7 million in the three months ended March 31, 2020 from $141.8 million in the three months ended March 31, 2019. This increase was driven by stronger organic service growth, which was augmented by price realization.
Revenues from services increased $10.5 million, or 3.7%, to $295.2 million in the six months ended March 31, 2020 from $284.7 million in the six months ended March 31, 2019. This increase was driven by stronger organic service growth, which was augmented by price realization.
Cost of Sales and Gross Margin-Total gross margin increased to 31.6% in the three months ended March 31, 2020 from 27.4% in the three months ended March 31, 2019. Total gross margin increased to 31.1% in the six months ended March 31, 2020 from 27.4% in the six months ended March 31, 2019.
The following table provides the change in cost of product sales and cost of services, respectively, along with related gross margins:

	Three Months Ended March 31,				Six Months Ended March 31,
	2020		2019		2020		2019
		Gross Margin %		Gross Margin %		Gross Margin %		Gross Margin %
Cost of product sales	$(144.2)	30.0%	$(153.9)	25.6%	$(284.6)	29.3%	$(290.5)	24.9%
Cost of services	(96.3)	33.9%	(99.1)	30.1%	(196.2)	33.5%	(196.8)	30.9%
	$(240.5)	31.6%	$(253.0)	27.4%	$(480.8)	31.1%	$(487.3)	27.4%
Gross margin from product sales increased by 4.4% to 30.0% in the three months ended March 31, 2020 from 25.6% in the three months ended March 31, 2019. The increase in gross margin was primarily driven by costs incurred in the prior year of $5.1 million, mainly due to product rationalization, that did not reoccur in the current year. The remaining change is related to change in product mix and price realization.
Gross margin from product sales increased by 4.4% to 29.3% in the six months ended March 31, 2020 from 24.9% in the six months ended March 31, 2019. The increase in gross margin was primarily driven by costs incurred in the prior year of $9.9 million, mainly due to product rationalization, that did not reoccur in the current year. The remaining change is related to change in product mix and price realization.
Gross margin from services increased by approximately 3.8% to 33.9% in the three months ended March 31, 2020 from 30.1% in the three months ended March 31, 2019. Gross margin from services also increased approximately 2.6% to 33.5% in the six months ended March 31, 2020 from 30.9% in the six months ended March 31, 2019. These increases are mainly driven by price realization recognized in revenue as well as better leverage of fixed costs as revenue volumes increase.
Operating Expenses-Operating expenses increased $11.7 million, or 13.4%, to $99.3 million in the three months ended March 31, 2020 from $87.6 million in the three months ended March 31, 2019. The change in foreign currency translation, most of which is related to intercompany loans, resulted in a net increase in operating expenses of $7.0 million period over period. Other increases in operating expenses include $2.5 million associated with the acquisitions of ATG UV and Frontier, transaction costs related to the sale of the Memcor product line of $1.0 million and additional employee related expenses of $1.2 million.
Operating expenses increased $4.1 million, or 2.2%, to $186.8 million in the six months ended March 31, 2020 from $182.7 million in the six months ended March 31, 2019. This increase is mainly due to the following:

•	increased employee related expenses of $3.3 million;

•	increased costs of $2.3 million related to the ATG UV and Frontier acquisitions, mainly due to amortization expense on purchased intangibles;

•	costs of $1.2 million incurred in connection with the secondary public offering of shares of common stock held by certain shareholders of the Company; and

•	transaction costs related to the sale of the Memcor product line of $1.0 million.

The above increases were partially offset by favorable change in foreign currency translation on the intercompany loans of $3.7 million.

A discussion of operating expenses by category is as follows:
Research and Development Expense - Research and development expenses decreased $0.8 million during the three months ended March 31, 2020 as compared to March 31, 2019, and decreased $1.2 million during the six months ended of the same periods due to the Company’s continued efforts to reduce spending, offset partially by increased expenses due to the Frontier acquisition.
Sales and Marketing Expense - Sales and marketing expenses had a decrease of $1.4 million during the three months ended March 31, 2020 due to a reduction in employee related expenses, and an increase of $0.4 million in the six months ended mainly due to the Frontier acquisition offset by the reduction in employee related expenses.
General and Administrative Expense - General and administrative expenses increased $13.9 million, or 28.8%, to $62.1 million in the three months ended March 31, 2020 from $48.2 million in the three months ended March 31, 2019. This increase in general and administrative expenses was primarily due to the unfavorable change in foreign currency translation on the intercompany loans, as described above, of $7.0 million. We also saw increased depreciation and amortization of $2.5 million, mainly related to the acquisitions of ATG UV and Frontier. These acquisitions resulted in further increases within general and administrative expenses of $0.5 million. Costs incurred related to the secondary public offering of shares of common stock held by certain shareholders of the Company were $1.2 million, and employee related expenses increased by $1.1 million.

General and administrative expenses increased $4.9 million, or 4.8%, to $107.9 million in the six months ended March 31, 2020 from $103.0 million in the six months ended March 31, 2019. The increase is due to:

•	depreciation and amortization of $2.7 million, mainly related to the ATG UV and Frontier acquisitions;

•	increased employee related expenses of $2.4 million;

•	increased costs of $1.3 million related to the Frontier and ATG UV acquisitions;

•	costs incurred related to the secondary public offering of shares of common stock held by certain shareholder of the Company of $1.2 million; and

•	transaction costs related to the sale of the Memcor product line of $1.0 million.

The above increases were partially offset by unfavorable change in foreign currency translation on the intercompany loans of $3.7 million.

Other operating income (expense)-Other operating income (expense) increased $5.8 million, to income of $9.3 million in the three months ended March 31, 2020 from income of $3.5 million in the three months ended March 31, 2019. The current year amount is primarily related to the gain on sale of the Memcor product line, while the amount in the prior year was primarily due to release of an acquisition related contingency due to the passage of time.
Other operating income (expense) increased $57.2 million to income of $60.7 million in the six months ended March 31, 2020 from income of $3.5 million in the six months ended March 31, 2019. The increase is mainly due to the net pre-tax benefit on sale of the Memcor product line of $58.0 million, which is net of $8.3 million of discretionary compensation payments to employees in connection with the transaction and $1.0 million in transaction costs incurred in the first quarter of 2020.
Interest Expense-Interest expense decreased $1.2 million, or 8.3%, to $13.3 million in the three months ended March 31, 2020 from $14.5 million in the three months ended March 31, 2019. Interest expense decreased $2.1 million, or 7.3%, to $26.8 million in the six months ended March 31, 2020 from $28.9 million in the six months ended March 31, 2019. The decrease in interest expense was primarily driven by a reduction in LIBOR year over year in addition to a $100 million pay down of debt in the three months ended March 31, 2019, partially offset by a write-off of deferred financing fees related to the debt paydown and interest expense associated with additional equipment financings.
Income tax benefit (expense)-An income tax benefit of $7 and an income tax benefit of $4.6 million were recorded for the three months ended March 31, 2020 and 2019, respectively. The decrease in tax benefit from the prior year was principally due to the significant income earned in the current year, primarily from the sale of the Memcor product line, as compared to a significant loss in the prior year.
Income tax expense of $2.6 million and an income tax benefit of $9.1 million was recorded for the six months ended March 31, 2020 and 2019, respectively. The decrease in tax benefit from the prior year was principally due to the significant income earned in the current year, primarily from the sale of the Memcor product line, as compared to a significant loss in the prior year.
Net Income-Net income increased by $6.3 million, or 393.8%, to $7.9 million for the three months ended March 31, 2020, from a net income of $1.6 million in the three months ended March 31, 2019. The main driver of this increase is the sale of the Memcor product line, which resulted in a net pre-tax benefit on sale of $9.0 million in the three months ended March 31, 2020. In addition to the net benefit of the sale, we saw overall contributions of revenue volume and mix of $11.9 million. These increases were offset by $7.6 million of foreign currency loss, mainly due to intercompany loans, versus a prior year period foreign currency loss of $0.6 million, resulting in a net loss of $7 million. Additionally, income increases were offset by a $4.6 million net increase in income tax expense in the current year period based on the projected effective tax rate for the fiscal year.
Net income increased by $76.1 million, or 517.7%, to net income of $61.4 million for the six months ended March 31, 2020 from a net loss of $14.7 million in the six months ended March 31, 2019. The main driver of this increase is the sale of the Memcor product line, which resulted in a gain on sale of $67.3 million, less amounts paid for discretionary bonuses of $8.3 million and transaction costs of $1.0 million incurred in the six months ended March 31, 2020. The resulting net pre-tax benefit was $58.0 million. In addition to the net benefit of the sale, we saw overall contributions of revenue volume and mix of $19.6 million.
Adjusted EBITDA- Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA for the three months ended March 31, 2020 was $56.7 million, which is consistent with the three months ended March 31, 2019. Adjusted EBITDA for the quarter as compared to the prior year period was driven by increased revenue volume, price realization, and favorable changes in mix, offset by the changes as compared to the prior year period in non-recurring expenses and benefits.
Adjusted EBITDA increased $5.2 million, or 5.5%, to $100.3 million for the six months ended March 31, 2020 from $95.1 million for the six months ended March 31, 2019. The increase in Adjusted EBITDA as compared to the prior year period was primarily driven by the increased revenue volume, augmented by price realization and the favorable change in mix driven by higher service volumes.
Segment Results

	Three Months Ended March 31,					Six Months Ended March 31,
	2020		2019		% Variance	2020		2019		% Variance
		% of Revenue		% of Revenue			% of Revenue		% of Revenue
Revenues
Integrated Solutions and Services	$237.9	67.6%	$226.8	65.1%	4.9%	$466.0	66.8%	$437.3	65.1%	6.6%
Applied Product Technologies	113.8	32.4%	121.8	34.9%	(6.6)%	231.8	33.2%	234.3	34.9%	(1.1)%
Total Consolidated	351.7	100.0%	348.6	100.0%	0.9%	697.8	100.0%	671.6	100.0%	3.9%
Operating profit (loss)
Integrated Solutions and Services	36.7	10.4%	37.0	10.6%	(0.8)%	69.8	10.0%	64.9	9.7%	7.6%
Applied Product Technologies	23.8	6.8%	11.3	3.2%	110.6%	86.9	12.5%	15.8	2.4%	450.0%
Corporate	(39.3)	(11.2)%	(36.8)	(10.6)%	6.8%	(65.9)	(9.4)%	(75.6)	(11.3)%	(12.8)%
Total Consolidated	21.2	6.0%	11.5	3.3%	84.3%	90.8	13.0%	5.1	0.8%	1,680.4%
EBITDA
Integrated Solutions and Services	54.0	15.4%	51.3	14.7%	5.3%	102.8	14.7%	93.2	13.9%	10.3%
Applied Product Technologies	27.3	7.8%	15.8	4.5%	72.8%	94.0	13.5%	24.6	3.7%	282.1%
Corporate and unallocated costs	(32.8)	(9.3)%	(31.4)	(9.0)%	4.5%	(53.5)	(7.7)%	(65.4)	(9.7)%	(18.2)%
Total Consolidated	$48.5	13.8%	$35.7	10.2%	35.9%	$143.3	20.5%	$52.4	7.8%	173.5%

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA on a segment basis is defined as earnings before interest expense, income tax expense (benefit) and depreciation and amortization, adjusted for the impact of certain other items that have been reflected at the segment level. The following is a reconciliation of our segment Adjusted EBITDA to operating profit, its most directly comparable financial measure presented in accordance with GAAP:

	Three Months Ended March 31,				Six Months Ended March 31,
	2020		2019		2020		2019
	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies
Operating Profit	$36.7	$23.8	$37.0	$11.3	$69.8	$86.9	$64.9	$15.8
Depreciation and amortization	17.3	3.5	14.3	4.5	33.0	7.1	28.3	8.8
EBITDA	$54.0	$27.3	$51.3	$15.8	$102.8	$94.0	$93.2	$24.6
Restructuring and related business transformation costs (a)	0.1	3.3	0.1	0.2	0.1	4.0	0.4	0.5
Transaction costs (b)	—	—	—	—	—	(1.3)	0.5	0.7
Other losses (gains) and expenses (c)	—	(8.9)	—	5.2	—	(59.2)	0.2	9.3
Adjusted EBITDA (d)	$54.1	$21.7	$51.4	$21.2	$102.9	$37.5	$94.3	$35.1

(a)
Represents costs and expenses in connection with restructuring initiatives distinct to our Integrated Solutions and Services and Applied Product Technologies segments in the three and six months ended March 31, 2020 and 2019, respectively. Such expenses are primarily composed of severance and relocation costs.

(b)
Represents costs associated with a change in the current estimate of certain acquisitions achieving their earn-out targets, which resulted in a (decrease) increase to the fair valued amount of the earn-out recorded upon acquisition, in the three and six months ended March 31, 2020 and 2019, respectively, distinct to our Integrated Solutions and Services and Applied Product Technologies segments.

(c)
Other losses, (gains) and expenses as discussed above in “How We Assess the Performance of Our Business-Adjusted EBITDA” distinct to our Integrated Solutions and Services (“ISS”) and Applied Product Technologies (“APT”) segments include the following:

	Three Months Ended March 31,				Six Months Ended March 31,
	2020		2019		2020		2019
(In millions)	ISS	APT	ISS	APT	ISS	APT	ISS	APT
Net pre-tax benefit on sale of the Memcor product line	$—	$(9.0)	$—	$—	$—	$(58.0)	$—	$—
Remediation of manufacturing defects	—	(0.1)	—	0.3	—	(1.5)	—	1.3
Product rationalization in electro-chlorination business	—	0.2	—	(0.1)	—	0.3	—	3.0
Expenses related to maintaining non-operational business locations	—	—	—	—	—	—	0.2	—
Write-off of inventory	—	—	—	5.1	—	—	—	5.1
Foreign exchange impact related to headquarter allocations	—	—	—	(0.1)	—	—	—	(0.1)
Total	$—	$(8.9)	$—	$5.2	$—	$(59.2)	$0.2	$9.3

(d)
For the definition of Adjusted EBITDA (a non-GAAP financial measure) and a reconciliation to net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see “How We Assess the Performance of Our Business-Adjusted EBITDA.”

Integrated Solutions and Services
Revenues in the Integrated Solutions and Services segment increased $11.1 million, or 4.9%, to $237.9 million in the three months ended March 31, 2020 from $226.8 million in the three months ended March 31, 2019. The increase in revenue was mainly driven by growth in capital revenue of $7.7 million in addition to increased service revenue of $2.8 million, exclusive of acquisitions, which continued to be augmented by price realization. Our recent investment in Frontier resulted in an additional increase of $1.1 million of revenue. These increases were offset by a slight decline in aftermarket revenue of $0.5 million. The segment saw stable but uneven demand as a result of the COVID-19 pandemic during the latter half of March. The segment saw increases in volume in healthcare related end markets, partly offset by declines in the refining and oil and gas end markets. Demand in the power, microelectronics, food & beverage and municipal end markets remained stable through the period.
Revenues in the Integrated Solutions and Services segment increased $28.7 million, or 6.6%, to $466.0 million in the six months ended March 31, 2020 from $437.3 million in the six months ended March 31, 2019. The increase in revenue was driven by stronger capital growth of $18.6 million, exclusive of acquisitions, in addition to service growth of $9.6 million, which was augmented by price realization. Our recent investment in Frontier resulted in an additional increase of $2.3 million of revenue. These increases were offset by a reduction in aftermarket revenue of $1.8 million.

Operating profit in the Integrated Solutions and Services segment decreased $0.3 million, or 0.8%, to $36.7 million in the three months ended March 31, 2020 from $37.0 million in the three months ended March 31, 2019. Segment profitability improved $6.5 million in the period driven by increased organic and acquisition related revenue volume, augmented by improved pricing, and favorable change in product mix driven by the higher service volumes. Negative drivers to profitability were increased employee related expenses of $3.8 million and higher depreciation and amortization expense of $3.0 million.
Operating profit in the Integrated Solutions and Services segment increased $4.9 million, or 7.6%, to $69.8 million in the six months ended March 31, 2020 from $64.9 million in the six months ended March 31, 2019. Segment profitability improved $13.8 million in the period driven by increased organic and acquisition related revenue volume, augmented by improved pricing, and favorable change in product mix driven by the higher service volumes. Profitability in the current year was also favorably impacted by the non-recurrence of $0.5 million of charges related to the achievement of earn-out targets associated with the Pure Water acquisition, in addition to the non-recurrence of other charges noted in the prior year of approximately $0.5 million related to restructuring and inactive sites. Negative drivers to profitability were increased employee related expenses of $5.2 million and higher depreciation and amortization expense of $4.7 million.
EBITDA in the Integrated Solutions and Services segment increased $2.7 million, or 5.3%, to $54.0 million in the three months ended March 31, 2020, compared to $51.3 million in the three months ended March 31, 2019 and increased $9.6 million, or 10.3%, to $102.8 million in the six months ended March 31, 2020, compared to $93.2 million in the six months ended March 31, 2019.
Applied Product Technologies
Revenues in the Applied Product Technologies segment decreased $8.0 million, or 6.6%, to $113.8 million in the three months ended March 31, 2020 from $121.8 million in the three months ended March 31, 2019. The impact from the divestiture of the Memcor product line and the acquisition of ATG UV resulted in a net reduction in revenue of $8.1 million. Additionally, APT saw an unfavorable foreign currency translation impact of $1.4 million. These decreases were partially offset by organic revenue growth in both EMEA of $5.4 million, driven by volume in Aquatics & Electrochlorination product lines, and in the Americas region of $1.8 million across multiple product lines, partially offset by a decline in Asia Pacific of $5.7 million, mainly due to COVID-19 related slow down and delays.
Revenues in the Applied Product Technologies segment decreased $2.5 million to $231.8 million in the six months ended March 31, 2020 from $234.3 million in the six months ended March 31, 2019. The divestiture of the Memcor product line and the acquisition of ATG UV resulted in a net reduction in revenue of $4.1 million. Organic revenue grew in EMEA by $6.6 million driven by capital volume in Aquatics & Electrochlorination product lines and in the Americas region by $0.3 million, partially offset by a decline in Asia Pacific of $3.2 million predominantly due to COVID-19 slow down and delays. These increases were partially offset by an unfavorable foreign currency translation impact of $2.1 million.
Operating profit in the Applied Product Technologies segment increased $12.5 million, or 110.6%, to $23.8 million in the three months ended March 31, 2020 from $11.3 million in the three months ended March 31, 2019. The increase is mainly due to the the additional funds received as a result of the net working capital settlement related to the net pre-tax benefit on sale of the Memcor product line of $9.0 million. Increased profit was also driven by volume and mix performance, augmented by improved pricing, of $6.4 million, in addition to lower depreciation of $1.0 million and $0.5 million of net benefit from the divestiture of the Memcor product line and the acquisition of ATG UV. These increases were offset by operational variances of $2.6 million, increased employee related expenses of $0.8 million, and $0.3 million of unfavorable foreign currency.

Further operating profit decreases were due to costs of $0.7 million related to:

•	An increase in restructuring charges of $3.1 million primarily due to costs incurred following the sale of the Memcor product line;

•	An increase in costs related to charges incurred by the Company related to product rationalization in its electro-chlorination business of $0.3 million; and

•	Release of an acquisition related contingency due to the passage of time in the prior year for $2.8 million.

These increases were partially offset by:

•	Reduction in costs incurred by the Company related to the write–off of inventory in the prior year of $5.1 million associated with product rationalization and facility consolidation; and

•	A reduction in costs incurred by the Company from a settlement with a third-party vendor associated with remediation of manufacturing defects caused by the vendor of $0.4 million.

Operating profit in the Applied Product Technologies segment increased $71.1 million, or 450.0%, to $86.9 million in the six months ended March 31, 2020 from $15.8 million in the six months ended March 31, 2019. The increase is mainly due to the net pre-tax benefit on sale of the Memcor product line of $58.0 million, which is net of $8.3 million of discretionary compensation payments to employees in connection with the transaction and $1.0 million in transaction costs incurred. Increased profit was also driven by volume and mix performance, augmented by improved pricing, of $8.1 million, in addition to a $1.1 million net benefit from the divestiture of the Memcor product line and the acquisition of ATG UV and lower depreciation of $1.7 million. Further increases were due to net reductions in nonrecurring costs of $6.3 million related to:

•	Reduction in costs incurred by the Company related to the write–off of inventory in the prior year of $5.1 million associated with product rationalization and facility consolidation;

•	A reduction in costs incurred by the Company from a settlement with a third-party vendor associated with remediation of manufacturing defects caused by the vendor of $2.8 million;

•	Reductions in costs related to the achievement of earn-out targets associated with certain acquisitions of $2.0 million;

•	Reductions in costs related to charges incurred by the Company related to product rationalization in its electro-chlorination business of $2.7 million;

•	Increases in restructuring charges of $3.5 million primarily due to costs incurred following the sale of the Memcor product line; and

•	Release of an acquisition related contingency due to the passage of time in the prior year for $2.8 million.

Operating profit was reduced by operational variances of $2.9 million, employee related costs increased $0.8 million, and foreign currency of $0.4 million.

EBITDA in the Applied Product Technologies segment increased $11.5 million, or 72.8%, to $27.3 million in the three months ended March 31, 2020, compared to $15.8 million in the three months ended March 31, 2019. EBITDA in the Applied Product Technologies segment increased $69.4 million, or 282.1%, to $94.0 million in the six months ended March 31, 2020, compared to $24.6 million in the six months ended March 31, 2019.
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
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with suppliers to optimize our terms and conditions, including some times extending payment terms. We also facilitate a voluntary supply chain finance program (the “program”) to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. A third party administers the program; our responsibility is limited to making payment on the terms originally negotiated with our supplier, regardless of whether the supplier sells its receivable to a financial institution. We do not enter into agreements with any of the participating financial institutions in connection with the program. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the program. The March 31 year to date amounts settled through the program and paid to participating financial institutions were $15.7 million, and $0 million in fiscal 2020, and fiscal 2019, respectively. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit to participation in the program.
We expect to continue to finance our liquidity requirements through internally generated funds, borrowings under our Revolving Credit Facility and equipment financing arrangements. We believe that our projected cash flows generated from operations, together with borrowings under our Revolving Credit Facility and other financing arrangements are sufficient to fund our principal debt payments, interest expense, our working capital needs and our expected capital expenditures for the next twelve months. Our capital expenditures for the six months ended March 31, 2020 and 2019 were $38.8 million and $40.7 million, respectively. However, our budgeted capital expenditures can vary from period to period based on the nature of capital intensive project awards. From time to time, we may enter into financing arrangements related to capital expenditures for equipment used to provide services to our customers. In addition, we may draw on our Revolving Credit Facility from time to time to fund or partially fund an acquisition.
As of March 31, 2020, we had total indebtedness of $879.5 million, including $824.0 million of borrowings under the First Lien Term Loan Facility, no borrowings under our Revolving Credit Facility, $53.2 million in borrowings related to equipment financing, $0.7 million of notes payable related to certain equipment related contracts and $1.6 million related to a mortgage. We also had $12.0 million of letters of credit issued under our $125.0 million Revolving Credit Facility and an additional $49 thousand of letters of credit issued under a separate uncommitted facility as of March 31, 2020.
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
As of March 31, 2020 and September 30, 2019, we were in compliance with the covenants contained in the senior secured credit facilities.
Our indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations.
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Six Months Ended March 31,
(In millions)	2020	2019
Statement of Cash Flows Data
Net cash provided by operating activities	$22.0	$27.3
Net cash provided by (used in) investing activities	68.6	(38.6)
Net cash used in financing activities	(91.5)	(4.0)
Effect of exchange rate changes on cash	(0.5)	(0.3)
Change in cash and cash equivalents	$(1.4)	$(15.6)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period‑to‑period as working capital needs and the timing of payments for restructuring activities and other items impact reported cash flows.
Net cash provided by operating activities decreased to a source of $22.0 million in the six months ended March 31, 2020 from a source of $27.3 million in the six months ended March 31, 2019.

•
Operating cash flows in the six months ended March 31, 2020 reflect an increase in net earnings of $76.1 million as compared to the six months ended March 31, 2019, primarily driven by the sale of the Memcor product line.

•
Non‑cash items reduced operating cash flows by $6.0 million in the six months ended March 31, 2020 as compared to an increase to operating cash flows of $51.4 million in the six months ended March 31, 2019, resulting in an overall reduction of $57.4 million. This reduction was primarily driven by the adjustment for gain on sale of business, offset by an increase in depreciation and amortization expense. Non-cash changes also include the foreign currency translation gain or loss.

•
The aggregate of receivables, inventories, contract assets and liabilities and accounts payable used $14.8 million in operating cash flows in the six months ended March 31, 2020 compared to a use of $4.8 million in operating cash flows in the six months ended March 31, 2019. The amount of cash flow generated from or used by the above mentioned accounts depends upon how effectively we manage our cash conversion cycle, which is a representation of the number of days that elapse from the date of purchase of raw materials and components to the collection of cash from customers. Our cash conversion cycle can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expense and other current assets, income taxes and other non current assets and liabilities provided $1.8 million in operating cash flows in the six months ended March 31, 2020 compared to $6.6 million provided in the six months ended March 31, 2019. This is mainly due to timing of payments.

•
Accrued expenses and other liabilities used $16.8 million in operating cash flows in the six months ended March 31, 2020 compared to a use of $11.2 million in the six months ended March 31, 2019, mainly due to timing of payments.

Investing Activities
Net cash provided by investing activities increased $107.3 million to $68.6 million in the six months ended March 31, 2020 from a use of $38.7 million in the six months ended March 31, 2019. This increase was largely driven by proceeds from the sale of the Memcor product line during the six months ended March 31, 2020, partially offset by lower cash outflow associated with the Frontier acquisition in the current year period. Other activity related to purchase of capital or intangible assets remained relatively consistent with the prior period.
Financing Activities
Net cash used in financing activities decreased $87.5 million to a use of $91.5 million in the six months ended March 31, 2020 from a use of $4.0 million in the six months ended March 31, 2019. This lower amount of cash used in financing activities for the six months ended March 31, 2020 was primarily due to the $100 million debt payment and and increased distribution of dividends to non-controlling interest, offset by cash received from common stock.
Seasonality
Our business has historically exhibited seasonality resulting from our customers’ increasing demand for our products and services during the spring and summer months as compared to the fall and winter months. For example, our business servicing municipal customers experiences increased demand for our odor control product lines and services in the warmer months which, together with other factors, has historically resulted in improved performance in the second half of our fiscal year. Inclement weather, such as hurricanes, droughts and floods, can also drive increased demand for our products and services. As a result, our results from operations may vary from period to period.

Seasonal trends historically displayed by our business could be impacted by the COVID-19 pandemic, and past performance should not be considered indicative of future results.  For example, decreased customer demand resulting from the economic slowdown caused by the pandemic and the measures taken to control its spread could negate the seasonal factors that have historically resulted in improved performance in the second half of our fiscal year.

Off‑Balance Sheet Arrangements
As of March 31, 2020 and September 30, 2019, we had letters of credit totaling $12.0 million and $13.2 million, respectively, and surety bonds totaling $146.4 million and $144.7 million, respectively, outstanding under our credit arrangements. The longest maturity date of the letters of credit and surety bonds in effect as of March 31, 2020 was March 20, 2030.

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
Based on our overall interest rate exposure to variable rate debt outstanding of $824.0 million as of March 31, 2020, a 1% increase or decrease in interest rates would decrease or increase income (loss) before income taxes by approximately $8.3 million. By comparison, based on our overall interest rate exposure to variable rate debt outstanding of $933.5 million as of March 31, 2019, a 1% increase or decrease in interest rates would have decreased or increased income (loss) before income taxes by approximately $9.4 million.
For a discussion of the Company’s exposure to market risk related to inflation, tariffs and foreign currency exchange rates, please refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the SEC on November 25, 2019. There have been no material changes to the Company’s exposure to these market risks during the first half of fiscal 2020.
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
Changes to Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or around November 6, 2018, a purported shareholder of the Company filed a class action lawsuit in the U.S. District Court for the Southern District of New York, captioned McWilliams v. Evoqua Water Technologies Corp., et al., Case No. 1:18-CV-10320, alleging that the Company and senior management violated federal securities laws.  On January 31, 2019, the court appointed lead plaintiffs and lead counsel in connection with the action and captioned the action “In re Evoqua Water Technologies Corp. Securities Litigation,” Master File No. 1:18-CV-10320. On March 28, 2019, lead plaintiffs filed an amended complaint, which asserts claims pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) and the Securities Act of 1933 (the “Securities Act”) against the Company, members of the Company’s Board of Directors, senior management, other executives and/or employees, AEA Investors LP and a number of its affiliated entities, and the underwriters of the Company’s initial public offering and secondary public offering. The amended complaint alleges that the defendants violated federal securities laws by issuing false, misleading, and/or omissive disclosures concerning the Company’s integration of acquired companies, the Company’s reduction-in-force, and the Company’s accounting practices. The lawsuit seeks compensatory damages in an unspecified amount to be proved at trial, an award of reasonable costs and expenses to the plaintiff and class counsel, and such other relief as the court may deem just and proper.  On June 26, 2019, the defendants filed motions to dismiss the amended complaint. Briefing in connection with the motions to dismiss was completed on October 4, 2019. On March 30, 2020, the Court granted the motions to dismiss the Exchange Act claims and denied the motions to dismiss the Securities Act claims. The Company believes that this lawsuit is without merit and intends to vigorously defend itself against the allegations.

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

Item 1A. Risk Factors
The following additional risk factors should be read in conjunction with the risk factors previously disclosed in Part I, Item1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the SEC on November 25, 2019, and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations or prospects. Aside from the risk factors described below, as of the date hereof, we do not believe there there have been material changes to the information concerning risk factors as stated in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the SEC on November 25, 2019.
The COVID-19 pandemic and other future public health crises or pandemics could materially and adversely affect our business, results of operations and financial condition.
The COVID-19 pandemic has caused a global economic slowdown, as efforts to control the spread of the virus have resulted in mandatory closures of certain businesses, “shelter in place” and “stay at home” orders forcing employees to work remotely, significant travel restrictions and global supply chain disruptions. Given the evolving nature of this unprecedented pandemic, the ultimate impact on our operations cannot be reasonably estimated at this time. The pandemic and the measures implemented to control its spread have impacted and will likely continue to impact certain of our customers’ and suppliers’ operations, some of whom may face extended financial hardships. Depending on the extent of the impact, this could decrease customer demand for our products and services, limit our access to our customers’ sites and put at risk our ability to collect from customers amounts due for products and services provided to them. Similarly, it could limit our suppliers’ ability to provide the materials that we need to manufacture and deliver certain products to our customers, in which case we may need to seek alternate suppliers, which could result in cost increases and delays in shipments. These impacts on our customers and suppliers could negatively affect our liquidity, sales and profitability and have a material adverse effect on our overall business and financial condition.
The COVID-19 pandemic has also heightened risks associated with our internal operations. Our service technicians enter high-risk areas such as hospitals and testing laboratories. Although we are closely monitoring and following guidance from public health officials related to personal safety, preventative measures and personal protective equipment, these service technicians are at greater risk of exposure to the virus. An outbreak among our service technician population or an outbreak among employees at any of our manufacturing facilities, which may require us to suspend or reduce operations at that facility, could have a material adverse effect on our overall business and financial condition. We may also experience decreased productivity due to fear among our employees to return to work at our service branches, manufacturing facilities and office locations as a result of the pandemic. Additionally, a large number of our employees are working remotely as a result of restrictions imposed to control the spread of the virus. This could result in decreased employee efficiency and increased cyber-security risk, each of which could have a material adverse effect on our overall business and financial condition.
The equity markets in the United States are experiencing volatility due to the COVID-19 pandemic and as a result, the market price of our common stock may decline. Additionally, any increased uncertainty may result in a sustained global recession and may impact our ability to access the capital markets and our usual sources of liquidity on reasonable terms, or at all.
Although the COVID-19 pandemic did not have a material impact on our consolidated results of operations in the three months ended March 31, 2020, the future impact of this outbreak is highly uncertain and cannot be predicted. If COVID-19 continues to spread, or if the duration of the disruption is prolonged, our business, financial condition, results of operations or prospects could be materially adversely affected. Even after the COVID-19 outbreak has subsided, we may continue to experience impacts to our business and our financial results in subsequent quarters due to the pandemic’s impact on the global economy and on certain markets that we serve. Because this pandemic is unprecedented and continuously evolving, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or not presently considered to be a significant risk to our operations.
Our operations in China expose us to risks inherent in doing business there.
We currently have operations and source and manufacture certain of our materials and products for global distribution from third-party suppliers and manufacturers in China. Operating in China exposes us to certain political, legal and economic risks, including risks resulting from disease or public health crises. For example, in December 2019, a strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. Although we do not believe that the COVID-19 outbreak of the coronavirus within China has had a material adverse impact on our operations to date, the future impact of this pandemic is highly uncertain and cannot be predicted but our sales to and operations in China may be impacted. For additional risks relating to the outbreak of COVID-19, please see the risk factor titled “The COVID-19 pandemic and other future public health crises or pandemics could materially and adversely affect our business, results of operations and financial condition.”
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
Disruptions in the global oil markets could have a material adverse effect on demand for our products and services from customers in the oil and gas industry.
Global oil markets have recently experienced significant volatility and dramatic decreases in spot prices due to decreased demand resulting from the COVID-19 pandemic and increased supply resulting from aggressive increases in production of oil by Saudi Arabia and Russia. As a result of this volatility in global oil markets, we have seen some delays on orders and some decreased demand for our products and services from customers in the oil and gas industry. Although these delays and decreases in demand did not have a material effect on our results of operations in the three months ended March 31, 2020, if the volatility continues, it could have a material adverse effect on our business, results of operations and financial condition.
The phase-out, replacement or unavailability of the London Interbank Offered Rate (LIBOR) could affect interest rates under our existing credit facility agreements, as well as our ability to seek future debt financing.
LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. We use LIBOR as a reference rate to calculate interest rates under our revolving credit facility and our term loan facility, which are scheduled to mature in December 2022 and December 2024, respectively. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate (SOFR), calculated using short-term repurchase agreements backed by Treasury securities. Our senior secured credit facilities do not include specific references to SOFR as a replacement for LIBOR, and whether or not SOFR or another alternative reference rate attains market traction as a LIBOR replacement tool remains in question. Additionally, it is uncertain if LIBOR will cease to exist after calendar year 2021, or whether additional reforms to LIBOR may be enacted, or whether alternative reference rates will gain market acceptance as a replacement for LIBOR. If LIBOR ceases to exist, we will need to agree upon a replacement index with banks under our senior secured credit facilities, and certain of the interest rates under such agreements may change. The new rates may not be as favorable to us as those in effect prior to any LIBOR phase-out.
In addition, the transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that currently rely on LIBOR. The transition may also result in reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. Any such effects of the transition away from LIBOR, as well as other unforeseen effects, may result in expenses, difficulties, complications or delays in connection with future financing efforts, which could have a material adverse impact on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are filed or furnished as a part of this report:

Exhibit No.	Exhibit Description
10.1 †*	Form of Amended and Restated Evoqua Water Technologies Corp. 2017 Equity Incentive Plan.
10.2
Amendment No. 7, among EWT Holdings III Corp., as borrower, EWT Holdings II Corp., as parent guarantor, the subsidiary guarantors party thereto, the financial institutions party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent, dated February 18, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 24, 2020 (File No. 001-38272)).

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

EVOQUA WATER TECHNOLOGIES CORP.

May 6, 2020	/s/ RONALD C. KEATING
	By:	Ronald C. Keating
Chief Executive Officer (Principal Executive Officer)

May 6, 2020	/s/ BENEDICT J. STAS
	By:	Benedict J. Stas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)