Form 10-Q
period 2020-06-30
Evoqua Water Technologies Corp.
filed 2020-08-04
CIK 1604643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended
June 30, 2020
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-38272

EVOQUA WATER TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Delaware		46-4132761
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
210 Sixth Avenue		15222
Pittsburgh,	Pennsylvania
(Address of principal executive offices)		(Zip code)
(724) 772-0044
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	AQUA	New York Stock Exchange
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
         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
         There were 117,199,388 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of July 31, 2020.

EVOQUA WATER TECHNOLOGIES CORP.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report”) contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward‑looking statements by our use of forward‑looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance, statements regarding our restructuring actions and expected restructuring charges and cost savings for fiscal 2020 and beyond, and statements related to the COVID-19 pandemic and its impact on our business contained in this Report are forward‑looking statements.
We have based these forward‑looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward‑looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the Securities and Exchange Commission (“SEC”) on November 25, 2019, Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the SEC on May 6, 2020, and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Report may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward‑looking statements or could affect our share price. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward‑looking statements include:

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

•	our ability to implement our growth strategy, including acquisitions, and our ability to identify suitable acquisition targets;

•	our ability to operate or integrate any acquired businesses, assets or product lines profitably or otherwise successfully implement our growth strategy;

•	our ability to achieve the expected benefits of our restructuring actions, including restructuring our business into two segments;

•	material and other cost inflation and our ability to mitigate the impact of inflation by increasing selling prices and improving our productivity efficiencies;

•	our ability to execute projects in a timely manner, consistent with our customers’ demands;

•	our ability to accurately predict the timing of contract awards;

•	delays in enactment or repeals of environmental laws and regulations;

•	the potential for us to become subject to claims relating to handling, storage, release or disposal of hazardous materials;

•	risks associated with product defects and unanticipated or improper use of our products;

•	the potential for us to incur liabilities to customers as a result of warranty claims or failure to meet performance guarantees;

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

•
other risks and uncertainties, including those listed under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the SEC on November 25, 2019, Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the SEC on May 6, 2020, and in other filings we may make from time to time with the SEC.

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

Part I - Financial Information

Item 1. Consolidated Financial Statements

Evoqua Water Technologies Corp.
Consolidated Balance Sheets
(In thousands)

	(Unaudited)
	June 30, 2020	September 30, 2019
ASSETS
Current assets	$642,722	$637,293
Cash and cash equivalents	142,737	109,881
Receivables, net	242,898	257,585
Inventories, net	159,446	137,164
Contract assets	77,590	73,467
Prepaid and other current assets	20,051	21,940
Assets held for sale	—	37,256
Property, plant, and equipment, net	356,424	333,584
Goodwill	393,427	392,890
Intangible assets, net	316,299	314,767
Deferred income taxes, net of valuation allowance	4,170	2,790
Operating lease right-of-use assets, net	39,427	—
Other non‑current assets	25,427	25,715
Non-current assets held for sale	—	30,809
Total assets	$1,777,896	$1,737,848
LIABILITIES AND EQUITY
Current liabilities	$335,292	$322,221
Accounts payable	154,322	144,247
Current portion of debt	14,611	13,418
Contract liabilities	30,841	39,051
Product warranties	5,246	4,922
Accrued expenses and other liabilities	124,016	101,839
Income tax payable	6,256	4,536
Liabilities held for sale	—	14,208
Non‑current liabilities	995,274	1,049,805
Long-term debt	855,359	951,599
Product warranties	1,600	2,332
Obligation under operating leases	31,008	—
Other non‑current liabilities	93,909	78,661
Deferred income taxes	13,398	13,548
Non-current liabilities held for sale	—	3,665
Total liabilities	1,330,566	1,372,026
Commitments and Contingent Liabilities (Note 20)
Shareholders’ equity
Common stock, par value $0.01: authorized 1,000,000 shares; issued 119,392 shares, outstanding 117,197 at June 30, 2020; issued 116,008, outstanding 114,344 shares at September 30, 2019	1,187	1,154
Treasury stock: 2,195 shares at June 30, 2020 and 1,664 shares at September 30, 2019	(2,837)	(2,837)
Additional paid-in capital	578,842	552,422
Retained deficit	(93,972)	(174,976)
Accumulated other comprehensive loss, net of tax	(38,019)	(13,004)
Total Evoqua Water Technologies Corp. equity	445,201	362,759
Non-controlling interest	2,129	3,063
Total shareholders’ equity	447,330	365,822
Total liabilities and shareholders’ equity	$1,777,896	$1,737,848
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Operations
(In thousands except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Revenue from product sales	$207,575	$210,363	$610,104	$597,319
Revenue from services	140,252	149,980	435,491	434,654
Revenue from product sales and services	347,827	360,343	1,045,595	1,031,973
Cost of product sales	(143,457)	(148,417)	(428,069)	(438,869)
Cost of services	(94,136)	(100,632)	(290,371)	(297,469)
Cost of product sales and services	(237,593)	(249,049)	(718,440)	(736,338)
Gross profit	110,234	111,294	327,155	295,635
General and administrative expense	(44,867)	(49,525)	(152,767)	(152,571)
Sales and marketing expense	(29,855)	(31,959)	(101,845)	(103,546)
Research and development expense	(2,782)	(3,281)	(9,655)	(11,384)
Total operating expenses	(77,504)	(84,765)	(264,267)	(267,501)
Other operating income	621	746	61,859	4,625
Other operating expense	(285)	(184)	(834)	(559)
Income before interest expense and income taxes	33,066	27,091	123,913	32,200
Interest expense	(10,485)	(14,842)	(37,320)	(43,759)
Income (loss) before income taxes	22,581	12,249	86,593	(11,559)
Income tax (expense) benefit	(740)	(7,959)	(3,336)	1,134
Net income (loss)	21,841	4,290	83,257	(10,425)
Net income attributable to non‑controlling interest	457	155	916	786
Net income (loss) attributable to Evoqua Water Technologies Corp.	$21,384	$4,135	$82,341	$(11,211)
Basic income (loss) per common share	$0.18	$0.04	$0.71	$(0.10)
Diluted income (loss) per common share	$0.18	$0.03	$0.68	$(0.10)
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$21,841	$4,290	$83,257	$(10,425)
Other comprehensive (loss) income
Foreign currency translation adjustments	1,366	(526)	(22,196)	737
Unrealized derivative loss on cash flow hedges, net of tax	(3,314)	(161)	(3,525)	(215)
Change in pension liability, net of tax	235	95	706	288
Total other comprehensive (loss) income	(1,713)	(592)	(25,015)	810
Less: Comprehensive income attributable to non‑controlling interest	(457)	(155)	(916)	(786)
Comprehensive income (loss) attributable to Evoqua Water Technologies Corp.	$19,671	$3,543	$57,326	$(10,401)
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Changes in Equity
(In thousands)

	Three Months Ended June 30, 2020
	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at March 31, 2020	119,070	$1,185	2,194	$(2,837)	$573,745	$(115,356)	$(36,306)	$2,072	$422,503
Cumulative effect of adoption of new accounting standards	—	—	—	—	—	—	—	—	—
Equity based compensation expense	—	—	—	—	2,520	—	—	—	2,520
Issuance of common stock	—	2	—	—	2,577	—	—	—	2,579
Shares withheld related to net share settlement (including tax withholdings)	322	—	1	—	—	—	—	—	—
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(400)	(400)
Net income	—	—	—	—	—	21,384	—	457	21,841
Other comprehensive loss	—	—	—	—	—	—	(1,713)	—	(1,713)
Balance at June 30, 2020	119,392	$1,187	2,195	$(2,837)	$578,842	$(93,972)	$(38,019)	$2,129	$447,330

	Three Months Ended June 30, 2019
	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at March 31, 2019	115,691	$1,151	1,518	$(2,837)	$542,104	$(180,618)	$(7,615)	$3,192	$355,377
Equity based compensation expense	—	—	—	—	4,978	—	—	—	4,978
Issuance of common stock	46	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement (including tax withholdings)	231	3	138	—	(315)	—	—	—	(312)
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(150)	(150)
Net income	—	—	—	—	—	4,135	—	155	4,290
Other comprehensive income	—	—	—	—	—	—	(592)	—	(592)
Balance at June 30, 2019	115,968	$1,154	1,656	$(2,837)	$546,767	$(176,483)	$(8,207)	$3,197	$363,591

	Nine Months Ended June 30, 2020
	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at September 30, 2019	116,008	$1,154	1,664	$(2,837)	$552,422	$(174,976)	$(13,004)	$3,063	$365,822
Cumulative effect of adoption of new accounting standards	—	—	—	—	—	(1,337)	—	—	(1,337)
Equity based compensation expense	—	—	—	—	8,504	—	—	—	8,504
Issuance of common stock	150	33	—	—	17,916	—	—	—	17,949
Shares withheld related to net share settlement (including tax withholdings)	3,234	—	531	—	—	—	—	—	—
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(1,850)	(1,850)
Net income	—	—	—	—	—	82,341	—	916	83,257
Other comprehensive loss	—	—	—	—	—	—	(25,015)	—	(25,015)
Balance at June 30, 2020	119,392	$1,187	2,195	$(2,837)	$578,842	$(93,972)	$(38,019)	$2,129	$447,330

	Nine Months Ended June 30, 2019
	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at September 30, 2018	115,016	$1,145	1,087	$(2,837)	$533,435	$(163,871)	$(9,017)	$3,161	$362,016
Cumulative effect of adoption of new accounting standards	—	—	—	—	—	(1,401)	—	—	(1,401)
Equity based compensation expense	—	—	—	—	14,248	—	—	—	14,248
Issuance of common stock	108	—	—	—	341	—	—	—	341
Shares withheld related to net share settlement (including tax withholdings)	844	9	569	—	(1,257)	—	—	—	(1,248)
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(750)	(750)
Net (loss) income	—	—	—	—	—	(11,211)	—	786	(10,425)
Other comprehensive income	—	—	—	—	—	—	810	—	810
Balance at June 30, 2019	115,968	$1,154	1,656	$(2,837)	$546,767	$(176,483)	$(8,207)	$3,197	$363,591
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Changes in Cash Flows
(In thousands)

	Nine Months Ended June 30,
	2020	2019
Operating activities
Net income (loss)	$83,257	$(10,425)
Reconciliation of net income (loss) to cash flows provided by operating activities:
Depreciation and amortization	80,056	71,397
Amortization of debt related costs (includes $1,795 and $0 write off of deferred financing fees)	3,504	1,916
Deferred income taxes	(1,422)	(4,115)
Share-based compensation	8,504	14,248
Loss (gain) on sale of property, plant and equipment	767	(588)
Gain on sale of business	(68,051)	—
Foreign currency exchange losses on intercompany loans and other non-cash items	(2,438)	4,002
Changes in assets and liabilities
Accounts receivable	8,685	7,495
Inventories	(25,523)	(17,664)
Contract assets	(1,486)	(6,912)
Prepaids and other current assets	1,359	7,260
Accounts payable	8,938	(2,819)
Accrued expenses and other liabilities	(19,919)	(19,578)
Contract liabilities	(7,893)	13,051
Income taxes	1,620	(6,786)
Other non‑current assets and liabilities	12,528	3,875
Net cash provided by operating activities	82,486	54,357
Investing activities
Purchase of property, plant and equipment	(65,924)	(63,948)
Purchase of intangibles	(708)	(4,775)
Proceeds from sale of property, plant and equipment	379	2,860
Proceeds from sale of business, net of cash of $12,117	118,894	—
Acquisitions, net of cash received of $0 and $2,073	(10,884)	(2,811)
Net cash provided by (used in) investing activities	41,757	(68,674)
Financing activities
Issuance of debt, net of deferred issuance costs	12,859	15,965
Borrowings under credit facility	2,597	230,000
Repayment of debt	(113,572)	(238,908)
Repayment of finance lease obligation	(9,988)	(9,273)
Payment of earn-out related to previous acquisitions	(175)	(461)
Proceeds from issuance of common stock	17,949	341
Taxes paid related to net share settlements of share-based compensation awards	—	(1,248)
Cash paid for interest rate cap	—	(2,235)
Distribution to non‑controlling interest	(1,850)	(750)
Net cash used in financing activities	(92,180)	(6,569)
Effect of exchange rate changes on cash	793	(357)
Change in cash and cash equivalents	32,856	(21,243)
Cash and cash equivalents
Beginning of period	109,881	82,365
End of period	$142,737	$61,122
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Supplemental Disclosure of Cash Flow Information
(In thousands)

	Nine Months Ended June 30,
	2020	2019
Supplemental disclosure of cash flow information
Cash paid for taxes	$3,865	$8,731
Cash paid for interest	$31,200	$39,409
Non‑cash investing and financing activities
Finance lease transactions	$8,401	$11,788
Operating lease transactions	12,085	—
Option and Purchase Right	7,167	—
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
The Company reviews goodwill to determine potential impairment annually during the fourth quarter of the fiscal year, or more frequently if events and circumstances indicate that the asset might be impaired. Impairment testing for goodwill is performed at a reporting unit level. The quantitative impairment testing utilizes both a market (guideline public company) and income (discounted cash flows) method for determining fair value. In estimating the fair value of the reporting unit, the Company utilized a discounted cash flow (“DCF”) valuation technique, which incorporates judgments and estimates of future cash flows, future revenue and gross profit growth rates, terminal value amount, capital expenditures and applicable weighted‑average cost of capital used to discount these estimated cash flows. The estimates and projections used in the estimate of fair value are consistent with the current budget and long‑range plans, including anticipated change in market conditions, industry trend, growth rates and planned capital expenditures, among other considerations.
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

In the first quarter of 2019, the Company entered into an interest rate cap to mitigate risks associated with the Company’s variable rate debt. The Company paid $2,235 as a premium for the interest rate cap, which was being amortized to interest expense over its term of three years. The Company terminated the interest rate cap during the third quarter of 2020, and as a result wrote off the remaining unamortized premium of $1,118 to interest expense. No additional fees were incurred. The Company recorded $124 and $187 of premium amortization to interest expense during the three months ended June 30, 2020 and 2019, respectively and $496 and $435 during the nine months ended June 30, 2020 and 2019, respectively. See Note 11, “Derivative Financial Instruments” for further details.
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
Amortization of debt issuance costs and discounts included in interest expense were $277 and $498 for the three months ended June 30, 2020 and 2019, respectively and $1,213 and $1,481 for the nine months ended June 30, 2020 and 2019, respectively.
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
For certain arrangements where there is significant customization to the product, the Company recognizes revenue either over time or at a point in time. These products include large capital water treatment projects, systems and solutions for municipal and industrial applications. The nature of the contracts is generally fixed price with milestone billings. The Company recognizes revenue over time if the product has no alternative use and the Company has an enforceable right to payment for the performance completed to date, including a normal profit margin, in the event of termination for convenience. If these two criteria are not met, revenues from these contracts will not be recognized until construction is complete. Contract revenues and cost estimates are reviewed and revised quarterly at a minimum and the cumulative effect of such adjustments are recognized in current operations. The amount of such adjustments has not been material. See Note 4, “Revenue” for further details.
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

Lessee Accounting
The Company leases office space, buildings, vehicles, forklifts, computers, copiers and other assets under non-cancellable operating and finance leases. The Company determines whether an arrangement is or contains a lease at the inception of the arrangement based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset and the Company has the right to control the asset. If the arrangement contains a lease, the Company recognizes a right-of-use (“ROU”) asset and an operating lease liability as of the lease commencement date. Operating lease assets and finance lease assets are included in Operating lease right-of-use assets, net and Property, plant, and equipment, net, respectively, on the Consolidated Balance Sheets. The corresponding operating lease liabilities are included in Accrued expenses and other liabilities and Obligation under operating leases on the Consolidated Balance Sheets. The corresponding finance lease liabilities are included in Accrued expenses and other liabilities and Other non‑current liabilities on the Consolidated Balance Sheets.
Lessor Accounting
The Company generates revenue through the lease of its water treatment equipment and systems to customers. In certain instances, the Company enters into a contract with a customer but must construct the underlying asset prior to its lease. At the time of contract inception, the Company determines if an arrangement is or contains a lease. These contracts generally contain both lease and non-lease components, including installation, maintenance and monitoring services of the Company-owned equipment, in addition to sale of certain constructed assets. In situations where arrangements contain multiple elements, contract consideration is allocated based on relative standalone selling price. Lease components associated to underlying assets that have an alternative use are classified as operating leases with revenue recognized over time throughout the lease term, whereas lease components associated to underlying assets that have no alternative use and the Company has an enforceable right to payment for the performance completed to date, including a normal profit margin, in the event of termination for convenience are classified as sales-type leases, with point in time revenue recognition at the on-set of the lease. In order for a component to be separate, the Customer would be able to benefit from the right of use of the component separately or with other resources readily available to the Customer and the right of the use is not highly dependent or highly interrelated with the other rights to use the other underlying assets or components.
Shipping and Handling Cost
Shipping and handling costs are included as a component of Cost of product sales.
Derivative Financial Instruments
The Company’s risk-management strategy uses derivative financial instruments to manage interest rate risk and foreign currency exchange rate risk. The Company’s objective in using interest rate derivatives is to add stability to interest expense and manage its exposure to interest rate movements. To accomplish this objective, in the third quarter of 2020, the Company entered into an interest rate swap which has been designated as a cash flow hedge. The Company uses foreign currency derivative contracts in order to manage the effect of exchange rate fluctuations on forecasted sales and purchases that are denominated in foreign currencies. To mitigate the impact of foreign exchange rate risk, the Company entered into a series of forward contracts designated as cash flow hedges. The Company does not enter into derivatives for trading or speculative purposes. The Company accounts for derivatives and hedging activities in accordance with ASC Topic No. 815, Derivatives and Hedging (ASC 815). The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair values of derivatives that are not designated as hedges are recognized in earnings. If the derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in the hedged assets or liabilities through earnings or recognized in Accumulated other comprehensive income (loss), net of tax (“AOCI”) until the hedged item is recognized in earnings.
Income Taxes
The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are provided against deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax asset will not be realized within a reasonable time period. We assess tax positions using a two‑step process. A tax position is recognized if it meets a more‑likely‑than‑not threshold and is measured at the largest amount of benefit that is greater than 50% percent of being realized. Uncertain tax positions are reviewed each balance sheet date.
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
Foreign currency translation (gains) losses, mainly related to intercompany loans, which aggregated $(3,833) and $(772) for the three months ended June 30, 2020 and 2019, respectively, and $(2,662) and $4,636 for the nine months ended June 30, 2020 and 2019, respectively, are primarily included in General and administrative expenses in the Unaudited Consolidated Statements of Operations.
Research and Development Costs
Research and development costs are expensed as incurred. The Company recorded $2,782 and $3,281 for the three months ended June 30, 2020 and 2019, respectively, and $9,655 and $11,384 for the nine months ended June 30, 2020 and 2019, respectively.
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
Earnings (Loss) Per Share
Basic earnings (loss) per common share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed based on the weighted-average number of shares of common stock, plus the effect of diluted common shares outstanding during the period using the treasury stock method. Diluted potential common shares include outstanding stock options.
Retirement Benefits
The Company applies ASC Topic No. 715, Compensation—Retirement Benefits, which requires the recognition in pension obligations and AOCI of actuarial gains or losses, prior service costs or credits and transition assets or obligations that have previously been deferred. The determination of retirement benefit pension obligations and associated costs requires the use of actuarial computations to estimate participant plan benefits to which the employees will be entitled. The significant assumptions primarily relate to discount rates, expected long‑term rates of return on plan assets, rate of future compensation increases, mortality, years of service, and other factors. The Company develops each assumption using relevant experience in conjunction with market‑related data for each individual country in which such plans exist. All actuarial assumptions are reviewed annually with third‑party consultants and adjusted as necessary. For the recognition of net periodic post-retirement cost, the calculation of the expected return on plan assets is generally derived by applying the expected long‑term rate of return on the market‑related value of plan assets. The fair value of plan assets is determined based on actual market prices or estimated fair value at the measurement date.
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

The following provides a summary of TWO’s balance sheet as of June 30, 2020 and September 30, 2019, and summarized financial information for the three and nine months ended June 30, 2020 and 2019.

	June 30, 2020	September 30, 2019
Current assets (includes cash of $2,505 and $3,903)	$4,548	$6,324
Property, plant and equipment	1,109	2,186
Goodwill	2,206	2,206
Other non-current assets	3	3
Total liabilities	(1,402)	(2,388)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Total revenues	$1,328	$2,573	$5,180	$8,951
Total operating expenses	(803)	(2,231)	(3,847)	(7,267)
Income from operations	$525	$342	$1,333	$1,684

On October 1, 2019, the Company acquired a 60% investment position in San Diego-based Frontier Water Systems, LLC (“Frontier”). The Frontier acquisition is a VIE because it has insufficient equity to finance its activities due to key assets being assigned to the Company upon acquisition.  The Company is the primary beneficiary of Frontier because the Company has the power to direct the activities that most significantly affect Frontier’s economic performance. As the agreement to purchase the remaining interest was determined to be financing due to the mandatory Purchase Right, as per ASC Topic 480, Distinguishing Liabilities From Equity, the Company recognized a liability for the remaining 40% interest. Additionally, the Company fully consolidates Frontier as a VIE under ASC Topic No. 810, Consolidation. See Note 3, “Acquisitions and Divestitures” for further discussion of the Frontier acquisition.
The following provides a summary of Frontier’s balance sheet as of June 30, 2020 and summarized financial information for the three and nine months ended June 30, 2020.

June 30, 2020
Current assets (includes cash of $2,611)	$4,106
Property, plant and equipment	3,251
Goodwill	2,582
Other non-current assets	—
Total liabilities	(3,457)

	Three Months Ended June 30,	Nine Months Ended June 30,
	2020	2020
Total revenues	$1,411	$4,134
Total operating expenses	(1,498)	(5,047)
Loss from operations	$(87)	$(913)

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, amended in November 2019 (ASU 2019-11 and 2019-10), which requires entities to use a new forward-looking “expected loss” model that reflects expected credit losses, including credit losses related to trade receivables, and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates which generally will result in the earlier recognition of allowances for losses. ASU 2016-13 will be effective for the Company for the quarter ending December 31, 2020. The Company is not expecting this ASU to have a significant impact on the Company’s Unaudited Consolidated Financial Statements given our current practices and history.
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
On October 1, 2019, the Company acquired a 60% investment position in San Diego-based Frontier Water Systems, LLC (“Frontier”) for $11,160 cash paid at closing. During the third quarter of 2020, as a result of net working capital adjustments, the Company received $275 in cash from the sellers of Frontier, reducing the purchase price to $10,885. Frontier is a pioneer in the development of patented, engineered equipment packages for high-rate treatment and removal of selenium, nitrate and other metals from complex water systems. During the nine months ended June 30, 2020, the Company incurred approximately $424 in acquisition costs, which are included in General and administrative expenses. Frontier is part of the Integrated Solutions and Services segment.
The Company has entered into an agreement to purchase the remaining 40% interest in Frontier on or prior to March 30, 2024. This agreement (a) gives holders of the remaining 40% interest in Frontier (the “Minority Owners”) the right to sell to Evoqua up to approximately 10% of the outstanding equity in Frontier at a predetermined price, which right may be exercised by the Minority Owners between January 1, 2021 and February 28, 2021 (the “Option”), and (b) obligates the Company to purchase and the Minority Owners to sell all of the Minority Owners’ remaining interest in Frontier at the fair market value at the time of sale on or prior to March 30, 2024 (the “Purchase Right”). The Purchase Right may be exercised early by the Minority Owners. The agreement to purchase the remaining interest was determined to be financing due to the mandatory Purchase Right, as per ASC Topic 480, Distinguishing Liabilities From Equity, and as such, the Company has recognized a liability for the remaining 40% interest.
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
The accounting for the acquisition has not yet been completed because the Company has not finalized the deferred tax accounting related to the purchase price allocation. The preliminary opening balance sheet for Frontier is summarized as follows:

Current assets	$3,186
Property, plant and equipment	2,963
Goodwill	1,798
Intangible assets	11,571
Total assets acquired	19,518
Liabilities related to Option and Purchase Right	(7,167)
Other liabilities assumed	(1,466)
Net assets acquired	$10,885

Divestitures
On December 31, 2019, the Company completed the sale of the Memcor product line to DuPont de Nemours, Inc. (“DuPont”). The aggregate purchase price paid by DuPont in the Transaction was $110,000 in cash, subject to certain adjustments. Following adjustments for cash and net working capital, gross proceeds paid by DuPont were $131,011. The Company recognized a $49,000 net pre-tax benefit on the sale of the Memcor product line, net of $8,300 of discretionary compensation payments to employees in connection with the transaction and $1,000 in transaction costs incurred in the three months ended December 31, 2019. As a result of net working capital adjustments, the Company recognized an additional $9,000 net pre-tax benefit in the three months ended March 31, 2020. The Company utilized $100,000 of the proceeds from the transaction to repay a portion of the Company’s First Lien Term Loans in January 2020.
4. Revenue
Revenue Recognition
The Company recognizes sales of products and services based on the five-step analysis of transactions as provided in Topic 606. For all contracts with customers, the Company first identifies the contract which usually is established when the customer’s purchase order is accepted or acknowledged. Next the Company identifies the performance obligations in the contract. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The Company then determines the transaction price in the arrangement and allocates the transaction price to each performance obligation identified in the contract. The Company’s allocation of the transaction price to the performance obligations are based on the relative standalone selling prices for the goods and services contained in a particular performance obligation. The transaction price is adjusted for the Company’s estimate of variable consideration which may include discounts if the Company would fail to meet certain performance requirements, volume discounts or early payment discounts. To estimate variable consideration, the Company utilizes historical experience and known terms. Variable consideration in contracts for the three and nine months ended June 30, 2020 was insignificant.
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
For certain arrangements where there is significant customization to the product and for long-term construction-type sales contracts, revenue may be recognized over time. In these instances, revenue is recognized using a measure of progress that applies an input method based on costs incurred in relation to total estimated costs. These arrangements include large capital water treatment projects, systems and solutions for municipal and industrial applications. The nature of the contracts is generally fixed price with milestone billings. In order for revenue to be recognized over a period of time, the product must have no alternative use and the Company must have an enforceable right to payment for the performance completed to date, including a normal profit margin, in the event of termination for convenience. If these two criteria are not met, revenues from these contracts will not be recognized until construction is complete. Contract revenues and cost estimates are reviewed and revised quarterly at a minimum and the cumulative effect of such adjustments are recognized in current operations. The amount of such adjustments has not been material.
The Company has made accounting policy elections to exclude all taxes by governmental authorities from the measurement of the transaction price and that long-term construction-type sales contracts, or those contracts for products with significant customization that the total contract price is less than $100 will be recorded at the point in time when the construction is complete.
Performance Obligations

The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations if the product has an alternative use and the Company does not have an enforceable right to payment for the performance completed to date, including a normal profit margin, in the event of termination for convenience. The Company maintains a backlog of confirmed orders of approximately $163,517 at June 30, 2020. This backlog represents the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that the majority of these performance obligations will be satisfied within the next twelve months.

The recording of assets recognized from the costs to obtain and fulfill customer contracts primarily relate to the deferral of sales commissions. The Company’s costs incurred to obtain or fulfill a contract with a customer are classified as non-current assets and amortized to expense over the period of benefit of the related revenue. These costs are recorded within Cost of product sales and services. The amount of contract costs was insignificant at June 30, 2020.
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
Information regarding the source of revenues:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Revenue from contracts with customers recognized under Topic 606	$310,525	$325,009	$934,121	$934,111
Other (1)	37,302	35,334	111,474	97,862
Total	$347,827	$360,343	$1,045,595	$1,031,973

(1)	Other revenue relates to revenue recognized from Topic 842 (previously Topic 840), Leases, mainly attributable to long term rentals.
Information regarding revenues disaggregated by source of revenue and segment is as follows:

	Three Months Ended June 30,
	2020			2019
	Integrated Solutions and Services	Applied Product Technologies	Total	Integrated Solutions and Services	Applied Product Technologies	Total
Revenue from capital projects	$64,692	$85,654	$150,346	$52,132	$83,390	$135,522
Revenue from aftermarket	29,143	28,086	57,229	29,968	44,873	74,841
Revenue from service	134,876	5,376	140,252	143,329	6,651	149,980
Total	$228,711	$119,116	$347,827	$225,429	$134,914	$360,343

	Nine Months Ended June 30,
	2020			2019
	Integrated Solutions and Services	Applied Product Technologies	Total	Integrated Solutions and Services	Applied Product Technologies	Total
Revenue from capital projects	$185,404	$235,794	$421,198	$152,772	$230,887	$383,659
Revenue from aftermarket	90,717	98,189	188,906	93,238	120,422	213,660
Revenue from service	418,613	16,878	435,491	416,781	17,873	434,654
Total	$694,734	$350,861	$1,045,595	$662,791	$369,182	$1,031,973

Information regarding revenues disaggregated by geographic area is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
United States	$285,077	$284,737	$853,067	$823,923
Europe	23,413	26,677	79,906	71,235
Asia	19,806	23,007	51,268	62,411
Canada	16,536	20,873	50,418	58,836
Australia	2,995	5,049	10,936	15,568
Total	$347,827	$360,343	$1,045,595	$1,031,973

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

The tables below provide a roll-forward of contract assets and contract liabilities balances for the periods presented:

	Nine Months Ended June 30,
Contract assets (a)	2020	2019
Balance at beginning of period	$73,467	$69,147
Cumulative effect of adoption of new accounting standards	—	(6,106)
Recognized in current period	255,623	225,341
Reclassified to accounts receivable	(253,199)	(218,433)
Amounts related to sale of the Memcor product line	2,710	—
Foreign currency	(1,011)	69
Balance at end of period	$77,590	$70,018

(a)	Excludes receivable balances which are disclosed on the Consolidated Balance Sheets.

	Nine Months Ended June 30,
Contract Liabilities	2020	2019
Balance at beginning of period	$39,051	$17,652
Cumulative effect of adoption of new accounting standards		1,773
Recognized in current period	241,468	214,444
Amounts in beginning balance reclassified to revenue	(37,508)	(20,127)
Current period amounts reclassified to revenue	(210,985)	(181,266)
Amounts related to sale of the Memcor product line	(700)	—
Foreign currency	(485)	(164)
Balance at end of period	$30,841	$32,312

5. Fair Value Measurements
As of June 30, 2020 and September 30, 2019, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.
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

	Net Asset Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2020
Assets:
Pension plan
Cash	$—	$14,207	$—	$—
Government Securities	2,846	—	—	—
Liability Driven Investment	5,603	—	—	—
Guernsey Unit Trust	1,000	—	—	—
Global Absolute Return	1,935	—	—	—
Deferred compensation plan assets
Trust Assets	—	6	—	—
Insurance	—	—	18,654	—
Foreign currency forward contracts	—	—	305	—
Liabilities:
Pension plan	—	—	(43,981)	—
Deferred compensation plan liabilities	—	—	(19,960)	—
Long‑term debt	—	—	(854,885)	—
Interest rate swap	—	—	(3,258)	—
Foreign currency forward contracts	—	—	(411)	—
Earn-outs related to acquisitions	—	—	—	(91)
Option and Purchase Right	—	—	—	(7,167)

As of September 30, 2019
Assets:
Pension plan
Cash	$—	$14,607	$—	$—
Government Securities	4,703	—	—	—
Liability Driven Investment	3,261	—	—	—
Guernsey Unit Trust	997	—	—	—
Global Absolute Return	1,957	—	—	—
Deferred compensation plan assets
Trust Assets	—	16	—	—
Insurance	—	—	18,684	—
Interest rate cap	—	—	19	—
Foreign currency forward contracts	—	—	278	—
Liabilities:
Pension plan	—	—	(42,948)	—
Deferred compensation plan liabilities	—	—	(21,318)	—
Long‑term debt	—	—	(979,357)	—
Foreign currency forward contracts	—	—	(154)	—
Earn-outs related to acquisitions	—	—	—	(1,545)

The pension plan assets and liabilities and deferred compensation plan assets and liabilities are included in Other non‑current assets and Other non‑current liabilities at June 30, 2020 and September 30, 2019.
The Company records contingent consideration arrangements at fair value on a recurring basis and the associated balances presented as of June 30, 2020 and September 30, 2019 are earn-outs related to acquisitions. The fair value of earn-outs related to acquisitions is based on significant unobservable inputs including the achievement of certain performance metrics. Significant changes in these inputs would result in corresponding increases or decreases in the fair value of the earn-out each period until the related contingency has been resolved. Changes in the fair value of the contingent consideration obligations can result from adjustments in the probability of achieving future development steps, sales targets and profitability and are recorded in General and administrative expenses in the Unaudited Consolidated Statements of Operations.
A roll-forward of the activity in the Company’s fair value of earn-outs related to acquisitions is as follows:

	Current Portion (1)	Long-term Portion (2)	Total
Balance at September 30, 2019	$611	$934	$1,545
Payments	(187)	—	(187)
Fair value adjustment	(333)	(934)	(1,267)
Balance at June 30, 2020	$91	$—	$91

(1)	Included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

(2)	Included in Other non‑current liabilities on the Consolidated Balance Sheets.
Pursuant to the acquisition of Frontier, the Company recorded a liability for the Option and Purchase Right to purchase the remaining 40% interest. The fair value of the options is based upon significant unobservable inputs including future earnings and other market factors. Significant changes in these inputs would result in corresponding increases or decreases in the fair value of the options each period until the purchase of the remaining 40% interest has occurred. Changes in the fair value can result from earnings achieved over the passage of time and will be recorded in Interest expense in the Unaudited Consolidated Statements of Operations. As of June 30, 2020, $506 is included in Accrued expenses and other liabilities related to the Option and $6,661 is included in Other non‑current liabilities related to the Purchase Right on the Consolidated Balance Sheets.
6. Accounts Receivable
Accounts receivable are summarized as follows:

	June 30, 2020	September 30, 2019
Accounts receivable	$247,478	$262,491
Allowance for doubtful accounts	(4,580)	(4,906)
Receivables, net	$242,898	$257,585

7. Inventories
The major classes of Inventories, net are as follows:

	June 30, 2020	September 30, 2019
Raw materials and supplies	$86,604	$75,223
Work in progress	19,544	14,741
Finished goods and products held for resale	62,380	58,223
Costs of unbilled projects	4,553	2,347
Reserves for excess and obsolete	(13,635)	(13,370)
Inventories, net	$159,446	$137,164

8. Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	June 30, 2020	September 30, 2019
Machinery and equipment	$341,606	$316,390
Rental equipment	201,379	172,534
Land and buildings	69,313	64,165
Construction in process	54,975	40,599
	667,273	593,688
Less: accumulated depreciation	(310,849)	(260,104)
	$356,424	$333,584

The Company entered into secured financing agreements that require providing a security interest in specified equipment. As of June 30, 2020 and September 30, 2019, the gross and net amounts of those assets are as follows:

	June 30, 2020		September 30, 2019
	Gross	Net	Gross	Net
Machinery and equipment	$59,307	$49,959	$48,288	$42,162
Construction in process	3,724	3,724	2,531	2,531
	$63,031	$53,683	$50,819	$44,693

Depreciation expense and maintenance and repairs expense for the three and nine months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Depreciation expense	$18,992	$15,979	$54,480	$47,334
Maintenance and repair expense	4,601	6,144	15,915	18,192

9. Goodwill
Changes in the carrying amount of goodwill are as follows:

	Integrated Solutions and Services	Applied Product Technologies	Total
Balance at September 30, 2019	$222,013	$170,877	$392,890
Business combinations and divestitures	1,798	(405)	1,393
Measurement period adjustment	—	298	298
Foreign currency translation	(1,142)	(12)	(1,154)
Balance at June 30, 2020	$222,669	$170,758	$393,427

As of June 30, 2020 and September 30, 2019, $152,024 and $151,880, respectively, of goodwill was deductible for tax purposes.

10. Debt
Long‑term debt consists of the following:

	June 30, 2020	September 30, 2019
First Lien Term Loan, due December 20, 2024	$821,646	$928,753
Revolving Credit Facility	—	—
Equipment Financing, due June 30, 2024 to July 5, 2029, interest rates ranging from 3.84% to 8.07%	56,003	45,960
Notes Payable, due July 31, 2023	661	807
Mortgage, due June 30, 2028	1,617	1,635
Total debt	879,927	977,155
Less unamortized discount and lender fees	(9,957)	(12,138)
Total net debt	869,970	965,017
Less current portion	(14,611)	(13,418)
Total long‑term debt	$855,359	$951,599

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

In January 2020, the Company utilized $100,000 of the proceeds from the sale of the Memcor product line to repay a portion of the Company’s First Lien Term Loans. As a result of the prepayment, the Company wrote off $1,795 of deferred financing fees during the three months ended March 31, 2020. On February 18, 2020, EWT III entered into Amendment No. 7 (the “Amendment”), among EWT III, as the borrower, EWT Holdings II Corp., as parent guarantor, the subsidiary guarantors party thereto, the financial institutions party thereto, and Credit Suisse AG, as administrative agent and collateral agent, relating to the Credit Agreement. As a result of the Amendment, the Company incurred $760 of fees which were recorded as deferred financing fees on the Consolidated Balance Sheets. Prior to the Amendment, First Lien Term Loans in an aggregate principal amount of approximately $826,000 (the “Existing Term Loans”) were outstanding under the Credit Agreement. Pursuant to the Amendment, the Existing Term Loans were refinanced with the proceeds of the refinancing term loans. Additionally, the Amendment amended the Credit Agreement to, among other things:

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

The Company makes quarterly principal payments of $2,369. At June 30, 2020, the interest rate on borrowings was 3.45%, comprised of 0.70% LIBOR plus the 2.75% spread.

Total deferred fees related to the First Lien Term Loan were $9,957 and $12,138, net of amortization, as of June 30, 2020 and September 30, 2019, respectively. These fees were included as a contra liability to debt on the Consolidated Balance Sheets.

The following summarizes the Company’s outstanding borrowings under the Revolver and outstanding letters of credit as of June 30, 2020 and September 30, 2019, respectively.

	June 30, 2020	September 30, 2019
Borrowing availability under the Revolver	$125,000	$125,000
Outstanding borrowings under the Revolver	—	—
Outstanding letters of credit under the Revolver	11,872	12,956
Unused amounts under the Revolver	$113,128	$112,044

Additional letters of credit under a separate arrangement	$51	$204

The First Lien Credit Agreement contains limitations on incremental borrowings, is subject to leverage ratios and allows for optional prepayments. Under certain circumstances, the Company may be required to remit excess cash flows as defined based upon exceeding certain leverage ratios. The Company did not exceed such ratios during the nine months ended June 30, 2020, does not anticipate exceeding such ratios during the year ending September 30, 2020, and therefore does not anticipate any additional repayments during the year ending September 30, 2020.
Repayment Schedule
Aggregate maturities of all long‑term debt, including current portion of long‑term debt and excluding finance lease obligations as of June 30, 2020, are presented below:

Fiscal Year
Remainder of 2020	$3,638
2021	14,661
2022	14,915
2023	15,125
2024	15,051
Thereafter	816,537
Total	$879,927

11. Derivative Financial Instruments
Interest Rate Risk Management
    The Company is subject to market risk exposure arising from changes in interest rates on the senior secured credit facilities, which bear interest at rates that are indexed against LIBOR. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to mitigate its exposure to rising interest rates. To accomplish these objectives, the Company entered into an interest rate swap during the third quarter of fiscal 2020 to mitigate risks associated with variable rate debt. The interest rate swap is effective June 30, 2020, has a term of five years to hedge the variability of interest payments on the first $500,000 of the Company’s senior secured debt and provides for a fixed rate of 0.5455%. The interest rate swap has been designated as a cash flow hedge and unrealized gains or losses, net of income tax, are recorded as a component of AOCI on the Consolidated Balance Sheets. As interest payments are made, the realized gain or loss on the payments are recorded in Interest expense on the Unaudited Consolidated Statements of Operations.

In addition, in the third quarter of fiscal 2020, the Company terminated the interest rate cap it had entered effective November 28, 2018. The LIBOR interest rate cap covered a notional amount of $600,000 of the Company’s senior secured debt, was effective for a period of three years and had a strike rate of 3.5%. The premium paid for the interest rate cap was $2,235 and was being amortized to interest expense over its term of three years. As a result of the termination, this derivative was de-designated from hedge accounting and the Company wrote off the remaining unamortized premium of $1,118 to interest expense. No additional fees were incurred. At September 30, 2019, the unamortized premium was $1,614, of which $869 was included in Other non‑current assets and the remaining $745 was included in Prepaid and other current assets. The Company recorded $124 and $187 of premium amortization to interest expense during the three months ended June 30, 2020 and 2019, respectively, and $496 and $435 of premium amortization to interest expense during the nine months ended June 30, 2020 and 2019, respectively.
Foreign Currency Risk Management
The Company’s functional currency is the U.S. dollar. By operating internationally, the Company is subject to foreign currency risk from transactions denominated in currencies other than the U.S. dollar (“foreign currencies”). To mitigate cross-currency transaction risk, the Company analyzes significant exposures where it has receipts or payments in a currency other than the functional currency of its operations, and from time to time may strategically enter into short-term foreign currency forward contracts to lock in some or all of the cash flows associated with these transactions. The Company is also subject to currency translation risk associated with converting the foreign operations’ financial statements into U.S. dollars. The Company uses foreign currency derivative contracts in order to manage the effect of exchange fluctuations on forecasted sales and purchases that are denominated in foreign currencies. To mitigate the impact of foreign exchange rate risk, the Company entered into a series of forward contracts designated as cash flow hedges. As of June 30, 2020, the notional amount of the forward contracts held to sell foreign currencies was $17,866.
Credit Risk Management
The counterparties to the Company’s derivative contracts are highly-rated financial institutions. The Company regularly reviews the creditworthiness of its financial counterparties and fully expects the counterparties to perform under their respective agreements. The Company is not subject to any obligations to post collateral under derivative instrument contracts. The Company records all derivative instruments on a gross basis in the Consolidated Balance Sheets. Accordingly, there are no offsetting amounts that net assets against liabilities.
Derivatives Designated as Cash Flow Hedges
The Company accounts for derivatives and hedging activities in accordance with ASC Topic No. 815, “Derivatives and Hedging” (Topic No. 815). As required by Topic No. 815, the Company records all derivatives on the balance sheet at fair value and adjusts to market on a quarterly basis. The Company’s interest rate cap is valued based on readily-observable market inputs, such as quotations on interest rates and LIBOR yield curves at the reporting date. The Company’s foreign currency forward contracts are valued based on quoted forward foreign exchange prices and spot rates at the reporting date. For a derivative that is designated as a cash flow hedge, changes in the fair value of the derivative are recognized in AOCI until the hedged item affects earnings. The Company does not use derivative financial instruments for trading or speculative purposes.
The following represents the fair value recorded for derivatives designated as cash flow hedges for the periods presented:

		Asset Derivatives
	Balance Sheet Location	June 30, 2020	September 30, 2019
Interest rate cap	Prepaid and other current assets	$—	$19
Foreign currency forward contracts	Prepaid and other current assets	278	269

		Liability Derivative
	Balance Sheet Location	June 30, 2020	September 30, 2019
Interest rate swap	Accrued expenses and other current liabilities	$3,258	$—
Foreign currency forward contracts	Accrued expenses and other current liabilities	411	154

The following represents the amount of (loss) gain recognized in AOCI (net of tax) during the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Interest rate swap	$(3,258)	$—	$(3,258)	$—
Interest rate cap	(20)	(78)	(19)	56
Foreign currency forward contracts	10	(173)	(150)	(487)

The following represents the amount of (loss) gain on foreign currency forward contracts reclassified from AOCI into earnings during the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
Location of (Loss) Gain	2020	2019	2020	2019
Cost of product sales and services	$(2)	$(4)	$(8)	$(130)
General and administrative expense	48	—	78	1
Selling and marketing expense	—	—	28	—
Research and development expense	—	(86)	—	(87)
	$46	$(90)	$98	$(216)

Based on the fair value amounts of the Company’s cash flow hedges at June 30, 2020, the Company expects that approximately $187 of pre-tax net losses will be reclassified from AOCI into earnings during the next twelve months. The amount ultimately realized, however, will differ as exchange rates vary and the underlying contracts settle.
Derivatives Not Designated as Cash Flow Hedges
The following represents the fair value recorded for derivatives not designated as cash flow hedges for the periods presented:

		Asset Derivatives
	Balance Sheet Location	June 30, 2020	September 30, 2019
Foreign currency forward contracts	Prepaid and other current assets	$27	$9

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

A reconciliation of the activity related to the accrued warranty, including both the current and long‑term portions, is as follows:

	Current Product Warranties		Non-Current Product Warranties
	Nine Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of the period	$4,922	$8,907	$2,332	$3,360
Warranty provision for sales	2,496	4,134	481	1,148
Settlement of warranty claims	(3,243)	(4,896)	(1,298)	(509)
Amounts related to sale of the Memcor product line	795	—	136	—
Foreign currency translation and other	276	119	(51)	(258)
Balance at end of the period	$5,246	$8,264	$1,600	$3,741

13. Restructuring and Related Charges
To better align its resources with its growth strategies and reduce the cost structure, the Company commits to various restructuring plans as necessary.

On October 30, 2018, the Company announced a transition from a three-segment structure to a two-segment operating model designed to better serve the needs of customers worldwide. This new structure was effective October 1, 2018 and combined the Municipal services business with the former Industrial segment into a new segment, Integrated Solutions and Services, a group entirely focused on engaging directly with end users. The former Products segment and Municipal products businesses have been combined into a new segment, Applied Product Technologies, which is focused on developing product platforms to be sold primarily through third-party channels. The Company expects to incur up to $1,500 of expense during the final phase of this transition.
Beginning in the second quarter of fiscal 2020, the Company undertook activities to reduce the cost structure and rationalize location footprint following the sale of the Memcor product line. The Company currently expects to incur approximately $3,000 to $5,000 of additional costs related to these initiatives through the remainder of fiscal 2020 and is currently evaluating additional actions that could extend to the following fiscal year.
The table below sets forth the amounts accrued for the restructuring components and related activity:

	Nine Months Ended June 30,
	2020	2019
Balance at beginning of the period	$655	$710
Restructuring charges following the sale of the Memcor product line	4,758	—
Restructuring charges related to two-segment realignment	1,866	9,274
Restructuring charges related to other initiatives	1,141	2,086
Write off charge and other non‑cash activity	(62)	(520)
Cash payments	(7,314)	(9,830)
Other adjustments	—	(76)
Balance at end of the period	$1,044	$1,644

The balances for accrued restructuring liabilities at June 30, 2020 and September 30, 2019, are recorded in Accrued expenses and other liabilities on the Consolidated Balance Sheets. Restructuring charges primarily represent severance charges, certain non-cash charges and consulting fees. The Company expects to pay the remaining amounts accrued as of June 30, 2020 during the remainder of fiscal 2020.

The table below sets forth the location of amounts recorded above on the Unaudited Consolidated Statements of Operations:

	Nine Months Ended June 30,
	2020	2019
Cost of product sales and services	$5,198	$4,912
General and administrative expense	2,310	4,929
Sales and marketing expense	173	891
Research and development expense	22	108
	$7,703	$10,840

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
The components of net periodic benefit cost for the plans were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Service cost	$259	$214	$779	$648
Interest cost	67	118	203	357
Expected return on plan assets	(30)	(30)	(89)	(90)
Amortization of actuarial losses	235	95	706	288
Pension expense for defined benefit plans	$531	$397	$1,599	$1,203

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
Annual Effective Tax Rate
The PAETR, which excludes the impact of discrete items, was 3.9% and 38.9% as of the nine months ended June 30, 2020 and 2019, respectively. For the nine months ended June 30, 2020, the PAETR of 3.9% was lower than the U.S federal statutory rate of 21.0% primarily due to the gain on the sale of the Memcor product line, the U.S. valuation allowance provided on U.S. deferred tax assets as well as the impact of deferred tax liabilities related to indefinite lived intangibles, a portion of which were reversed in relation to the sale of the Memcor product line.
The Company continues to maintain a full valuation on U.S. federal and state net deferred tax assets (excluding the tax effects of deferred tax liabilities associated with indefinite lived intangibles) for the year ending September 30, 2020 as a result of pretax losses incurred since the Company’s inception in early 2014. The Company reported positive pre-tax earnings for the first time in 2017 and is projecting positive pre-tax earnings in 2020, however, the Company generated pre-tax losses in all other years and was in a three-year cumulative loss position at September 30, 2019. The Company believes it is prudent to retain a valuation allowance until a more consistent pattern of earnings is established and net operating loss carryforwards begin to be utilized.
Prior and Current Period Tax Expense
For the three months ended June 30, 2020, the Company recognized income tax expense of $740 on pretax income of $22,581. The rate of 3.3% differed from the U.S. statutory rate of 21% principally due to the favorable impact to the PAETR of the gain on the sale of the Memcor product line which did not generate significant tax expense due to the combination of the U.S. valuation allowance and favorable foreign tax regimes, as well as the favorable impact of the reversal of a portion of deferred tax liabilities related to indefinite lived intangibles.
For the three months ended June 30, 2019, the Company recognized income tax expense of $7,959 on a pretax income of $12,249. The rate of 65% differed from the U.S. statutory rate of 21% principally due to lower forecasted earnings in the U.S. due to restructuring initiatives for which no tax benefit will be realized, the impact of deferred tax liabilities related to indefinite lived intangibles as well as discrete items during the period related to the adjustment process for the difference between actual tax results per tax returns filed versus those expected from the prior year tax provision.
For the nine months ended June 30, 2020, the Company recognized income tax expense of $3,336 on pretax income of $86,593. The rate of 3.9% differed from the statutory rate of 21% principally due to the gain on the sale of the Memcor product line which did not generate significant tax expense due to the combination of the U.S. valuation allowance and favorable foreign tax regimes, as well as the favorable impact of the reversal of a portion of deferred tax liabilities related to indefinite lived intangibles.

For the nine months ended June 30, 2019, the Company recognized an income tax benefit of $1,134 on a pretax loss of $11,559. The rate of 9.8% differed from the statutory rate of 21% principally due to the benefit on an overall year-to-date loss offset by higher forecasted earnings in certain non-U.S. jurisdictions that have a higher statutory tax rate than the U.S. as well as the impact of deferred tax liabilities related to indefinite lived intangibles.

At June 30, 2020, the Company had gross unrecognized tax benefits of $1,313.
On March 27, 2020, The Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “CARES Act”) was passed in response to the COVID-19 pandemic. Provisions of the CARES Act adjust elements of the Tax Cuts and Jobs Act (“TCJA”), including net operating loss (“NOL”) modifications, a relaxation of the limitation on interest deductions, and modification of the credits for prior year minimum tax liability.
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

The Company established the Evoqua Water Technologies Corp. Stock Option Plan (the “Stock Option Plan”) shortly after the acquisition date of January 16, 2014. The plan allows certain management employees and the Board to purchase shares in Evoqua Water Technologies Corp. Under the Stock Option Plan, the number of shares available for award was 11,083. As of June 30, 2020, there were approximately 1,704 shares available for future grants, however, the Company does not currently intend to make additional grants under the Stock Option Plan.
In connection with the IPO, the Board adopted, and the Company’s shareholders approved, the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (or the “Equity Incentive Plan”), under which equity awards may be granted in the form of options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, share awards and performance-based awards (including performance share units and performance-based restricted stock). Upon adoption of the Equity Incentive Plan, 5,100 shares of common stock of the Company were reserved for issuance thereunder. On February 18, 2020, the Company’s shareholders approved the amendment and restatement of the Equity Incentive Plan in order to increase the number of shares of common stock reserved for issuance thereunder by 5,000 shares and incorporate other changes. As of June 30, 2020, there were approximately 5,963 shares available for grants under the Equity Incentive Plan.

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

Option awards are granted at various times during the year, vest ratably at 25% per year, and are exercisable at the time of vesting. The options granted have a contractual term of ten years.

    A summary of the stock option activity as of June 30, 2020 is presented below:

(In thousands, except per share amounts)	Options	Weighted Average Exercise Price/Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2019	8,619	$8.15	6.3 years	$80,826
Granted	800	23.52
Exercised	(1,711)	5.61
Cancelled	(5)	20.50
Forfeited	(106)	15.05
Outstanding at June 30, 2020	7,597	$10.24	6.2 years	$69,871
Options exercisable at June 30, 2020	5,294	$6.92	5.1 years	$63,047
Options vested and expected to vest at June 30, 2020	7,521	$10.13	6.2 years	$69,763

The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the nine months ended June 30, 2020 was $26,051.

A summary of the status of the Company's non-vested stock options as of and for the nine months ended June 30, 2020 is presented below.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Nonvested at beginning of period	2,379	$4.96
Granted	800	6.06
Vested	(770)	4.77
Forfeited	(106)	4.97
Nonvested at end of period	2,303	$5.40

The total fair value of options vested during the nine months ended June 30, 2020, was $3,673.

Restricted Stock Units
The following is a summary of the RSU activity for the nine months ended June 30, 2020.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Outstanding at September 30, 2019	2,002	$17.45
Granted	386	23.10
Vested	(1,554)	18.80
Forfeited	(51)	14.09
Outstanding at June 30, 2020	783	$17.77
Vested and expected to vest at June 30, 2020	749	$17.64

Expense Measurement and Recognition
Total share-based compensation expense was $2,542 and $4,985 during the three months ended June 30, 2020 and 2019, respectively, of which $2,520 and $4,978 was non-cash, respectively. Total share-based compensation expense was $8,559 and $14,308 during the nine months ended June 30, 2020 and 2019, respectively, of which $8,504 and $14,248 was non-cash, respectively. The unrecognized compensation expense related to stock options and restricted stock units was $10,140 and $11,972, respectively at June 30, 2020, and is expected to be recognized over a weighted average period of 2.3 years and 2.9 years, respectively. The Company received $17,949 from the exercise of stock options during the nine months ended June 30, 2020. The remaining stock options exercised during the nine months ended June 30, 2020 were effected via a cashless net exercise.

Employee Stock Purchase Plan
Effective October 1, 2018, the Company implemented an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s stock at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last business day of a six-month purchase period within the offering period. These purchases are offered twice throughout each fiscal year, and were paid by employees through payroll deductions over the respective six month purchase period, at which point the stock will be transferred to the employees. On December 21, 2018, the Company registered 11,297 shares of common stock, par value $0.01 per share, of which 5,000 are available for future issuance under the ESPP. During the nine months ended June 30, 2020 and 2019, the Company incurred compensation expense of $227 and $293, respectively in salaries and wages in respect of the ESPP, representing the fair value of the discounted price of the shares. These amounts are included in the total share-based compensation expense above. On October 1, 2019 and April 1, 2020, 56 and 71 shares, respectively were issued under the ESPP plan.
17. Concentration of Credit Risk
The Company’s cash and cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. The Company’s trade receivables do not represent a significant concentration of credit risk at June 30, 2020 and September 30, 2019 due to the wide variety of customers and markets into which products are sold and their dispersion across geographic areas. The Company does perform ongoing credit evaluations of its customers and maintains an allowance for potential credit losses on trade receivables. As of and for the three and nine months ended June 30, 2020 and 2019, no customer accounted for more than 10% of net sales or net accounts receivable.
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

18. Related‑Party Transactions
The Company reimbursed AEA Investors LP (“AEA”), the Company’s private equity sponsor, for normal and customary expenses incurred by AEA on behalf of the Company. The Company notes that these related-party transactions have not been significant in the three and nine months ended June 30, 2020 and 2019.
19. Leases
Lessee Accounting
As discussed in Note 2, “Summary of Significant Accounting Policies” the Company adopted ASU 2016-02 on October 1, 2019. ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for all leases, with the result being the recognition of a right-of-use (“ROU”) asset and a corresponding lease liability. The lease liability is equal to the present value of the minimum lease payments for the term of the lease using the discount rate determined at lease commencement and including any optional renewal periods that were determined to be reasonably certain to be exercised. The ROU asset is equal to the initial measurement of the lease liability plus any lease payments made to the lessor at or before the commencement date and any unamortized initial indirect costs incurred by the lessee, less any unamortized lease incentives received. ROU assets are periodically reviewed for impairment whenever events or changes in circumstances arise. During the nine months ended June 30, 2020, the Company incurred no impairment charges on ROU assets.
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
The following represents the components of lease cost for the three and nine months ended June 30, 2020 and other information for both operating and finance leases for the nine months ended June 30, 2020:

	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Lease cost
Finance lease cost:
Amortization of ROU assets	$3,359	$10,190
Interest on lease liabilities	490	1,501
Operating lease cost	3,944	12,075
Short-term lease cost	2,774	4,690
Variable lease cost	—	—
Sublease income	(14)	(42)
Total lease cost	$10,553	$28,414

Other information
(Gains)/losses on sale and leaseback transactions, net	$—
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$1,504
Operating cash flows from operating leases	12,003
Financing cash flows from finance leases	9,991
ROU assets obtained in exchange for new finance lease liabilities	8,411
ROU assets obtained in exchange for new operating lease liabilities	5,668
ROU asset remeasurement	125
Weighted average remaining lease term - finance leases	3.9 years
Weighted average remaining lease term - operating leases	5.0 years
Weighted average discount rate - finance leases	4.7%
Weighted average discount rate - operating leases	4.5%

The following table reconciles future minimum undiscounted rental commitments for operating leases to operating lease liabilities record on the Consolidated Balance Sheet as of June 30, 2020:

Fiscal Year
Remainder of 2020	$3,886
2021	13,455
2022	9,763
2023	7,481
2024	5,288
Thereafter	9,938
Total undiscounted lease payments	$49,811
Present value adjustment	(5,810)
Operating lease liabilities	44,001
Less current installments of obligations under operating leases	12,993
Obligations under operating leases, excluding current installments	$31,008

The gross and net carrying values of the equipment under finance leases as of June 30, 2020 and September 30, 2019 was as follows:

	June 30, 2020	September 30, 2019
Gross carrying amount	$84,151	$69,760
Net carrying amount	36,194	36,337

The following table reconciles future minimum undiscounted rental commitments for finance leases to the finance lease liabilities recorded on the Consolidated Balance Sheet as of June 30, 2020:

Fiscal Year
Remainder of 2020	$3,582
2021	12,222
2022	9,770
2023	7,187
2024	4,874
Thereafter	3,449
Total undiscounted lease payments	41,084
Present value adjustment	(3,776)
Finance lease liabilities	37,308
Less current installments of obligations under finance leases	11,456
Obligations under finance leases, excluding current installments	$25,852

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
As of June 30, 2020, future minimum lease payments receivable under operating leases are as follows:

Fiscal year
Remainder of 2020	$41,173
2021	78,159
2022	48,401
2023	35,193
2024	24,133
Thereafter	91,454
Future minimum lease payments	$318,513

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
The following summarizes the Company’s outstanding letters of credit and surety bonds as of June 30, 2020 and September 30, 2019, respectively.

	June 30, 2020	September 30, 2019
Revolving credit capacity	$45,000	$45,000
Letters of credit outstanding	11,872	12,956
Remaining revolving credit capacity	$33,128	$32,044

Surety capacity	$230,000	$220,000
Surety issuances	148,108	144,717
Remaining surety available	$81,892	$75,283

The longest maturity date of letters of credit and surety bonds in effect as of June 30, 2020 was March 20, 2030.
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

21. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	June 30, 2020	September 30, 2019
Salaries, wages and other benefits	$44,735	$35,206
Obligation under operating leases	12,993	—
Obligation under finance leases	11,456	17,859
Insurance liabilities	7,570	4,895
Third party commissions	9,434	11,394
Taxes, other than income	5,029	5,215
Provisions for litigation	2,718	1,533
Severance payments	1,044	655
Option and Purchase Right	506	—
Earn-outs related to acquisitions	91	611
Other	28,440	24,471
	$124,016	$101,839

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
The Company evaluates its business segments’ operating results based on earnings before interest, taxes, depreciation and amortization, and certain other charges that are specific to the activities of the respective segments. Corporate activities include general corporate expenses, elimination of inter-segment transactions, interest income and expense and certain other charges. Certain other charges include restructuring and other business transformation charges that have been undertaken to align and reposition the Company to the current reporting structure, acquisition related costs (including transaction costs, certain integration costs and recognition of backlog intangible assets recorded in purchase accounting) and share-based compensation charges.
Since certain administrative and other operating expenses and other items have not been allocated to business segments, the results in the below table are not necessarily a measure computed in accordance with generally accepted accounting principles and may not be comparable to other companies.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Total sales
Integrated Solutions and Services	$230,314	$227,815	$702,938	$669,031
Applied Product Technologies	136,350	158,526	404,303	437,196
Total sales	366,664	386,341	1,107,241	1,106,227
Intersegment sales
Integrated Solutions and Services	1,603	2,386	8,204	6,240
Applied Product Technologies	17,234	23,612	53,442	68,014
Total intersegment sales	18,837	25,998	61,646	74,254
Sales to external customers
Integrated Solutions and Services	228,711	225,429	694,734	662,791
Applied Product Technologies	119,116	134,914	350,861	369,182
Total sales	347,827	360,343	1,045,595	1,031,973
Operating profit (loss)
Integrated Solutions and Services	32,608	37,345	102,457	102,282
Applied Product Technologies	23,588	22,524	110,480	38,362
Corporate	(23,130)	(32,778)	(89,024)	(108,444)
Total operating profit	33,066	27,091	123,913	32,200
Interest expense	(10,485)	(14,842)	(37,320)	(43,759)
Income (loss) before income taxes	22,581	12,249	86,593	(11,559)
Income tax (expense) benefit	(740)	(7,959)	(3,336)	1,134
Net income (loss)	$21,841	$4,290	$83,257	$(10,425)
Depreciation and amortization
Integrated Solutions and Services	$17,745	$14,035	$50,702	$42,307
Applied Product Technologies	3,556	4,350	10,673	13,142
Corporate	6,241	5,760	18,681	15,948
Total depreciation and amortization	$27,542	$24,145	$80,056	$71,397
Capital expenditures
Integrated Solutions and Services	$23,734	$19,646	$56,918	$53,303
Applied Product Technologies	1,040	1,720	4,407	5,988
Corporate	2,391	1,900	4,599	4,657
Total capital expenditures	$27,165	$23,266	$65,924	$63,948

	June 30, 2020	September 30, 2019
Assets
Integrated Solutions and Services	$836,389	$762,707
Applied Product Technologies	589,721	657,879
Corporate	351,786	317,262
Total assets	$1,777,896	$1,737,848
Goodwill
Integrated Solutions and Services	$222,669	$222,013
Applied Product Technologies	170,758	170,877
Total goodwill	$393,427	$392,890

23. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) from continuing operations per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Numerator for basic and diluted earnings (loss) per common share—Net income (loss) attributable to Evoqua Water Technologies Corp.	$21,384	$4,135	$82,341	$(11,211)
Denominator:
Denominator for basic net income (loss) per common share—weighted average shares	116,621	114,653	116,621	114,653
Effect of dilutive securities:
Share‑based compensation	3,595	4,781	4,432	—
Denominator for diluted net income (loss) per common share—adjusted weighted average shares	120,216	119,434	121,053	114,653
Basic earnings (loss) attributable to Evoqua Water Technologies Corp. per common share	$0.18	$0.04	$0.71	$(0.10)
Diluted earnings (loss) attributable to Evoqua Water Technologies Corp. per common share	$0.18	$0.03	$0.68	$(0.10)

Since the Company was in a net loss position for the nine months ended June 30, 2019, there was no difference between the number of shares used to calculate basic and diluted loss per share. Because of their anti-dilutive effect, 4,358 common share equivalents, comprised of employee stock options, have been excluded from the diluted EPS calculation for the nine months ended June 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the Unaudited Consolidated Financial Statements, including the notes, included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Report”), and with our audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the SEC on November 25, 2019 and as amended on December 4, 2019 (the “2019 Annual Report”). You should review the disclosures in Part I, Item 1A. “Risk Factors” in the 2019 Annual Report, in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the SEC on May 6, 2020, as well as any cautionary language in this report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless otherwise indicated or the context otherwise requires, all references to “the Company,” “Evoqua,” “Evoqua Water Technologies Corp.,” “EWT Holdings I Corp.,” “we,” “us,” “our” and similar terms refer to Evoqua Water Technologies Corp., together with its consolidated subsidiaries. Unless otherwise specified, all dollar amounts in this section are referred to in millions.
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
Our solutions are designed to ensure that our customers have the quantity and quality of water that meets their unique specifications. We enable our customers to achieve lower costs through greater uptime, throughput and efficiency in their operations and support their regulatory compliance and environmental sustainability. We deliver and maintain these mission critical solutions through the largest service network in North America, assuring our customers continuous uptime with 92 branches as of June 30, 2020. We have an extensive service and support network, and as a result, a certified Evoqua Service Technician is generally no more than a two‑hour drive from more than 90% of our North American customers’ sites.
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
Organic Growth Drivers
Market Growth
We maintain a leading position among customers in growing industries that utilize water as a critical part of their operations or production processes, including pharmaceuticals and health sciences, microelectronics, food and beverage, hydrocarbon and chemical processing, power, general manufacturing, municipal drinking and wastewater, marine and aquatics. Water treatment is an essential, non‑discretionary market that is growing in importance as access to clean water has become an international priority. Underpinning this growth are a number of global, long‑term trends that have resulted in increasingly stringent effluent regulations, along with a growing demand for cleaner and sustainable waste streams for reuse. These trends include the growing global population, increasing levels of urbanization and continued global economic growth, and we have seen these trends manifest themselves within our various end markets creating multiple avenues of growth. For example, within the industrial market, water is an integral and meaningful component in the production of a wide‑range of goods spanning from consumer electronics to automobiles. We anticipate that the COVID-19 pandemic and the resulting economic downturn may cause some near-term contraction in certain end markets that we serve, and we continue to monitor macroeconomic trends closely. However, we do not expect that the pandemic will significantly alter these long-term trends.
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
Operational Excellence
We believe that continuous improvement of our operations, processes and organizational structure is a key driver of our earnings growth. We have separately identified and are pursuing a number of discrete initiatives which, if successful, we expect could result in additional cost savings over the next two years. These initiatives include our supply chain improvement program to consolidate and manage global spending, our improved logistics and transportation management program, capturing benefits of our WaterOne® platform and further optimizing our engineering cost structure, our global shared services organization and our sales, inventory and operations planning. These improvements focus on creating value for customers through reduced lead times, improved quality and superior customer support, while also creating value for shareholders through enhanced earnings growth. Furthermore, as a result of significant investments we have made and plan to continue to make in our footprint and facilities, we believe we have capacity to support our planned growth without commensurate increase in fixed costs.
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

Impact of the COVID-19 pandemic. In response to the challenges created by the COVID-19 pandemic, we have continued to prioritize protecting the safety of our employees and stakeholders, taking actions to ensure the resiliency of our business and managing the business for liquidity. Our business has been considered essential under federal and local standards, and we have maintained business continuity at our critical service branches and manufacturing facilities. We have taken measures to protect our employees, including implementation of remote working practices where possible and managing our supply chain to ensure that necessary personal protective equipment is available to our personnel. We have also taken certain cost reduction actions such as reduction of marketing and travel activity as well as deferment of headcount additions to preserve liquidity and reallocated existing resources to maintain productivity levels where feasible.
In general, we have seen increased demand for services from customers in pharmaceutical and laboratory industries through the period ended June 30, 2020, as the impact of the pandemic broadened. However, we also continue to see uneven demand for our products and services from customers in certain other industries, such as oil and gas, refining and aquatics. Customer site shut-downs and project delays created by the pandemic contributed to a decline in revenue from services in the quarter.  We continue to evaluate the impact of the pandemic on our business, particularly how social distancing guidelines and government-imposed restrictions might continue to affect our access to our customers’ sites and how the economic downturn resulting from the pandemic might affect our customers’ willingness to make capital expenditures and our ability to collect from our customers. Given the evolving nature of the unprecedented pandemic, the overall impact on our operations over the remainder of the fiscal year cannot be reasonably estimated at this time.

For more information regarding factors and events that may impact our business, results of operations and financial condition from the effects of the COVID-19 pandemic, see Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the SEC on May 6, 2020.
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
Inflation and deflation trends. Our financial results can be expected to be directly impacted by substantial increases in costs due to commodity cost increases or general inflation which could lead to a reduction in our revenues as well as greater margin pressure as increased costs may not be able to be passed on to customers. We actively monitor changes in cost and respond as we deem appropriate to attempt to mitigate the impact to our results.
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
Contractual relationships with customers. Due to our large installed base and the nature of our contractual relationships with our customers, we have high visibility into a large portion of our revenue. The one‑ to twenty‑year terms of many of our service contracts and the regular delivery and replacement of many of our products help to insulate us from the negative impact of any typical economic decline.
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
Adjusted EBITDA
Adjusted EBITDA, which is a non-GAAP financial measure, is one of the primary metrics used by management to evaluate the financial performance of our business. Adjusted EBITDA is defined as net income (loss) before interest expense, income tax benefit (expense) and depreciation and amortization, adjusted for the impact of certain other items, including restructuring and related business transformation costs, purchase accounting adjustment costs, non-cash share-based compensation, transaction costs and other gains, losses and expenses. We present Adjusted EBITDA because we believe it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. Further, we believe it is helpful in highlighting trends in our operating results and provides greater clarity to management and our investors regarding the operational impact of long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management uses Adjusted EBITDA to supplement GAAP measures of performance as follows:

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

The following is a reconciliation of our Net income (loss) to Adjusted EBITDA (unaudited, amounts in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$21.8	$4.3	$83.3	$(10.4)
Income tax expense (benefit)	0.8	7.9	3.3	(1.2)
Interest expense	10.5	14.9	37.3	43.8
Operating profit	33.1	27.1	123.9	32.2
Depreciation and amortization	27.6	24.1	80.1	71.4
EBITDA	60.7	51.2	204.0	103.6
Restructuring and related business transformation costs (a)	3.1	4.5	11.0	18.5
Share-based compensation (b)	2.6	5.0	8.6	14.3
Transaction costs (c)	0.3	1.0	1.0	5.5
Other (gains) losses and expenses (d)	(2.9)	(1.1)	(60.5)	13.8
Adjusted EBITDA	$63.8	$60.6	$164.1	$155.7
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

(C)	amounts related to various other initiatives implemented to restructure and reorganize our business with the appropriate management team and cost structure.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Post Memcor divestiture restructuring(1)	$1.2	$—	$4.9	$—
Cost of product sales and services ("Cost of sales")	0.8	—	3.7	—
S&M expense	(0.1)	—	—	—
G&A expense	0.5	—	1.2	—
Two-segment restructuring(2)	$0.6	$2.9	$1.9	$9.9
Cost of sales	0.4	1.4	1.0	4.1
R&D expense	—	—	—	0.1
S&M expense	—	0.3	—	0.9
G&A expense	0.2	1.2	0.9	4.8
Various other initiatives(3)	$0.5	$0.6	$1.0	$1.3
Cost of sales	0.3	0.2	0.7	0.7
S&M expense	0.1	—	0.1	—
G&A expense	0.1	0.4	0.2	0.6
Total	$2.3	$3.5	$7.8	$11.2

(1)
of which $4.8 million is reflected in restructuring charges in Note 13, “Restructuring and Related Charges” in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Restructuring Footnote”) in the nine months ended June 30, 2020.

(2)	of which $1.9 million and $9.3 million is reflected in the Restructuring Footnote in the nine months ended June 30, 2020 and 2019, respectively.

(3)	all of which is reflected in the Restructuring Footnote in the nine months ended June 30, 2020 and 2019, respectively.

(ii)
legal settlement costs and intellectual property related fees associated with legacy matters prior to the AEA Acquisition, including fees and settlement costs related to product warranty litigation on Memcor products and certain discontinued products. This includes:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Cost of sales	$0.3	$0.1	$0.5	$0.2
G&A expense	0.1	0.2	0.3	0.7
Total	$0.4	$0.3	$0.8	$0.9

(iii)
expenses associated with our information technology and functional infrastructure transformation subsequent to the AEA Acquisition, including activities to optimize information technology systems and functional infrastructure processes. This includes:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Cost of sales	$—	$0.3	$0.1	$0.4
G&A expense	(0.1)	0.9	0.6	5.9
Total	$(0.1)	$1.2	$0.7	$6.3

(iv)
costs associated with the secondary public offering of common stock held by certain shareholders of the Company, as well as costs incurred by us in connection with establishment of our public company compliance structure and processes, including consultant costs. This includes:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
G&A expense	$0.5	$(0.5)	$1.7	$0.1
Total	$0.5	$(0.5)	$1.7	$0.1

(b)	Share-based compensation
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Cost of sales	$0.1	$0.1	$(0.1)	$1.4
G&A expense	0.2	0.9	1.1	4.1
Total	$0.3	$1.0	$1.0	$5.5

(d)	Other (gains), losses and expenses
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

(vi)
net pre-tax benefit on the sale of the Memcor product line, which is net of $8.3 million of discretionary compensation payments to employees in connection with the transaction and $1.0 million in transaction costs incurred in the nine months ended June 30, 2020 and gain on the sale of property in the three and nine months ended June 30, 2019;

(vii)	expenses incurred by the Company related to the write-off of inventory associated with product rationalization and facility consolidation; and

(viii)
expenses incurred by the Company as a result of the COVID-19 pandemic, including additional charges for personal protective equipment, increased costs for facility sanitization and one-time payments to certain employees.

Other (gains), losses and expenses include the following for the periods presented below:

Three Months Ended June 30, 2020
	Other Adjustments
	(i)	(ii)	(iii)	(iv)	(v)	(vi)	(vii)	(viii)	Total
Cost of sales	$—	$—	$—	$—	$0.1	$—	$—	$0.7	$0.8
G&A expense	(4.0)	(0.1)	—	—	—	—	—	0.4	(3.7)
Total	$(4.0)	$(0.1)	$—	$—	$0.1	$—	$—	$1.1	$(2.9)

Three Months Ended June 30, 2019
	Other Adjustments
	(i)	(ii)	(iii)	(iv)	(v)	(vi)	(vii)	(viii)	Total
Cost of sales	$0.2	$—	$—	$0.4	$0.2	$—	$(0.1)	$—	$0.7
G&A expense	(1.4)	—	—	—	—	—	—	—	(1.4)
Other operating (income) expense	—	—	—	—	—	(0.4)	—	—	(0.4)
Total	$(1.2)	$—	$—	$0.4	$0.2	$(0.4)	$(0.1)	$—	$(1.1)

Nine Months Ended June 30, 2020
	Other Adjustments
	(i)	(ii)	(iii)	(iv)	(v)	(vi)	(vii)	(viii)	Total
Cost of sales	$(0.1)	$—	$—	$0.1	$0.4	$0.2	$—	$0.7	$1.3
G&A expense	(2.4)	—	—	—	—	0.1	—	0.4	(1.9)
Other operating (income) expense	—	—	—	(1.6)	—	(58.3)	—	—	(59.9)
Total	$(2.5)	$—	$—	$(1.5)	$0.4	$(58.0)	$—	$1.1	$(60.5)

Nine Months Ended June 30, 2019
	Other Adjustments
	(i)	(ii)	(iii)	(iv)	(v)	(vi)	(vii)	(viii)	Total
Cost of sales	$0.2	$—	$0.5	$1.7	$3.2	$—	$5.0	$—	$10.6
G&A expense	3.6	—	—	—	—	—	—	—	3.6
Other operating (income) expense	—	—	—	—	—	(0.4)	—	—	(0.4)
Total	$3.8	$—	$0.5	$1.7	$3.2	$(0.4)	$5.0	$—	$13.8
Immaterial rounding differences may be present in the tables above.

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated:

	Three Months Ended June 30,					Nine Months Ended June 30,
	2020		2019			2020		2019
(In millions, except per share amounts)		% of Revenue		% of Revenue	% Variance		% of Revenue		% of Revenue	% Variance
Revenue	$347.8	100.0%	$360.3	100.0%	(3.5)%	$1,045.6	100.0%	$1,032.0	100.0%	1.3%
Cost of product sales and services	(237.6)	(68.3)%	(249.0)	(69.1)%	(4.6)%	(718.4)	(68.7)%	(736.4)	(71.4)%	(2.4)%
Gross profit	110.2	31.7%	111.3	30.9%	(1.0)%	327.2	31.3%	295.6	28.6%	10.7%
General and administrative expense	(44.9)	(12.9)%	(49.6)	(13.8)%	(9.5)%	(152.8)	(14.6)%	(152.6)	(14.8)%	0.1%
Sales and marketing expense	(29.8)	(8.6)%	(31.9)	(8.9)%	(6.6)%	(101.8)	(9.7)%	(103.5)	(10.0)%	(1.6)%
Research and development expense	(2.8)	(0.8)%	(3.3)	(0.9)%	(15.2)%	(9.7)	(0.9)%	(11.4)	(1.1)%	(14.9)%
Other operating income (expense), net	0.4	0.1%	0.6	0.2%	(33.3)%	61.0	5.8%	4.1	0.4%	1,387.8%
Interest expense	(10.5)	(3.0)%	(14.9)	(4.1)%	(29.5)%	(37.3)	(3.6)%	(43.8)	(4.2)%	(14.8)%
Income (loss) before income taxes	22.6	6.5%	12.2	3.4%	(85.2)%	86.6	8.3%	(11.6)	(1.1)%	846.6%
Income tax (expense) benefit	(0.8)	(0.2)%	(7.9)	(2.2)%	89.9%	(3.3)	(0.3)%	1.2	0.1%	(375.0)%
Net income (loss)	21.8	6.3%	4.3	1.2%	407.0%	83.3	8.0%	(10.4)	(1.0)%	901.0%
Net income attributable to non‑controlling interest	0.4	0.1%	0.2	0.1%	100.0%	1.0	0.1%	0.8	0.1%	25.0%
Net income (loss) attributable to Evoqua Water Technologies Corp.	$21.4	6.2%	$4.1	1.1%	422.0%	$82.3	7.9%	$(11.2)	(1.1)%	834.8%

Weighted average shares outstanding
Basic	116.6		114.7			116.6		114.7
Diluted	120.2		119.4			121.1		114.7
Earnings (loss) per share
Basic	$0.18		$0.04			$0.71		$(0.10)
Diluted	$0.18		$0.03			$0.68		$(0.10)

Other financial data:
Adjusted EBITDA(1)	$63.8	18.3%	$60.6	16.8%	5.3%	$164.1	15.7%	$155.7	15.1%	5.4%

(1)
For the definition of Adjusted EBITDA (a non-GAAP financial measure) and a reconciliation to net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see “How We Assess the Performance of Our Business-Adjusted EBITDA.”

Consolidated Results
Revenues-Revenues decreased $12.5 million, or 3.5%, to $347.8 million in the three months ended June 30, 2020 from $360.3 million in the three months ended June 30, 2019. Revenues increased $13.6 million, or 1.3%, to $1,045.6 million in the nine months ended June 30, 2020 from $1,032.0 million in the nine months ended June 30, 2019.
The following table provides the change in revenues from product sales and revenues from services, respectively:

	Three Months Ended June 30,					Nine Months Ended June 30,
	2020		2019		% Variance	2020		2019		% Variance
		% of Revenue		% of Revenue			% of Revenue		% of Revenue
Revenue from product sales	$207.6	59.7%	$210.3	58.4%	(1.3)%	$610.1	58.3%	$597.3	57.9%	2.1%
Revenue from services	140.2	40.3%	150.0	41.6%	(6.5)%	435.5	41.7%	434.7	42.1%	0.2%
	$347.8	100.0%	$360.3	100.0%	(3.5)%	$1,045.6	100.0%	$1,032.0	100.0%	1.3%
Revenues from product sales decreased $2.7 million, or 1.3%, to $207.6 million in the three months ended June 30, 2020 from $210.3 million in the three months ended June 30, 2019. The decrease was related to a decline in aftermarket revenues of $17.5 million, of which $15.2 million was driven by the divestiture of the Memcor product line as well as site closures and delays due to COVID-19. This decline was partially offset by increased capital revenues of $14.8 million derived primarily from activity in the microelectronics end market.
Revenues from product sales increased $12.8 million, or 2.1%, to $610.1 million in the nine months ended June 30, 2020 from $597.3 million in the nine months ended June 30, 2019. The increase was driven by additional capital revenues of $37.5 million, primarily related to projects in the microelectronics end market as well as $1.0 million related to the acquisitions of ATG UV and Frontier, partially offset by a decrease in aftermarket revenues of $24.8 million, related to the divestiture of the Memcor product line as well as site closures and delays due to COVID-19.
Revenues from services decreased $9.8 million, or 6.5%, to $140.2 million in the three months ended June 30, 2020 from $150.0 million in the three months ended June 30, 2019. This decrease was evenly driven by the timing of completion of certain large projects in the prior year as well as the impact of COVID-19 shut-downs and delays, primarily in refining and oil and gas end markets, offset somewhat by price realization related to established service contracts.
Revenues from services increased $0.8 million, or 0.2%, to $435.5 million in the nine months ended June 30, 2020 from $434.7 million in the nine months ended June 30, 2019. This increase was driven by strong organic service growth, which was augmented by price realization, offset by the decline in the three months ended June 30, 2020 due to the factors mentioned above.
Cost of Sales and Gross Margin-Total gross margin increased to 31.7% in the three months ended June 30, 2020 from 30.9% in the three months ended June 30, 2019. Total gross margin increased to 31.3% in the nine months ended June 30, 2020 from 28.6% in the nine months ended June 30, 2019.
The following table provides the change in cost of product sales and cost of services, respectively, along with related gross margins:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2020		2019		2020		2019
		Gross Margin %		Gross Margin %		Gross Margin %		Gross Margin %
Cost of product sales	$(143.5)	30.9%	$(148.4)	29.4%	$(428.1)	29.8%	$(438.9)	26.5%
Cost of services	(94.1)	32.9%	(100.6)	32.9%	(290.4)	33.3%	(297.5)	31.6%
	$(237.6)	31.7%	$(249.0)	30.9%	$(718.4)	31.3%	$(736.4)	28.6%

Gross margin from product sales increased by 1.5% to 30.9% in the three months ended June 30, 2020 from 29.4% in the three months ended June 30, 2019. The increase in gross margin was driven by improved plant productivity and operational execution as the Company continues to realize the benefits of restructuring efforts along with some impact from product mix and price realization.
Gross margin from product sales increased by 3.3% to 29.8% in the nine months ended June 30, 2020 from 26.5% in the nine months ended June 30, 2019. The increase in gross margin was primarily driven by costs incurred in the prior year of $10.6 million related to restructuring and product rationalization, that did not reoccur in the current year.
Gross margin from services remained flat at 32.9% in the three months ended June 30, 2020 as compared to 2019. The operational impacts of declining revenue volume and productivity challenges were neutralized by improved pricing. Gross margin from services also increased approximately 1.7% to 33.3% in the nine months ended June 30, 2020 from 31.6% in the nine months ended June 30, 2019. This increase is mainly driven by price realization recognized in revenue as well as continued focus on labor productivity even as previous increases in revenue volumes were offset in the current period.
Operating Expenses-Operating expenses decreased $7.3 million, or 8.6%, to $77.5 million in the three months ended June 30, 2020 from $84.8 million in the three months ended June 30, 2019. The change in foreign currency translation, most of which is related to intercompany loans, resulted in a net decrease in operating expenses of $3.0 million period over period. The remaining decrease is due to various efforts taken by the Company to reduce costs across various areas in response to COVID-19 uncertainties, such as reduced travel and other employee costs.
Operating expenses decreased $3.2 million, or (1.2)%, to $264.3 million in the nine months ended June 30, 2020 from $267.5 million in the nine months ended June 30, 2019. This decrease is mainly due to favorable change in foreign currency translation on the intercompany loans of $6.7 million, partially offset by increased costs of $3.8 million related to the addition of operating expenses as a result of the ATG UV and Frontier acquisitions, mainly due to amortization expense on purchased intangibles. The remaining decrease is due to various efforts taken by the Company to reduce costs across various areas in response to COVID-19 uncertainties, such as reduced travel and other employee costs.
A discussion of operating expenses by category is as follows:
Research and Development Expense - Research and development expenses decreased $0.5 million during the three months ended June 30, 2020 as compared to June 30, 2019, and decreased $1.7 million during the nine months ended of the same periods due to the Company’s continued efforts to reduce spending, offset partially by increased expenses by the addition of the Frontier acquisition.
Sales and Marketing Expense - Sales and marketing expenses had a decrease of $2.1 million during the three months ended June 30, 2020 and a decrease of $1.7 million during the nine months ended June 30, 2020, respectively, mainly due to a reduction in certain marketing initiatives and travel related expenses, offset by increased costs by the addition of the Frontier acquisition.
General and Administrative Expense - General and administrative expenses decreased $4.7 million, or 9.5%, to $44.9 million in the three months ended June 30, 2020 from $49.6 million in the three months ended June 30, 2019. This decrease in general and administrative expenses was primarily due to the favorable change in foreign currency translation on the intercompany loans, as described above, of $2.9 million, in addition to a reduction in travel related expenses of $1.8 million.
General and administrative expenses increased $0.2 million, or 0.1%, to $152.8 million in the nine months ended June 30, 2020 from $152.6 million in the nine months ended June 30, 2019. The increase is due to:

•	increased employee related expenses of $3.1 million;

•	increased costs of $3.3 million related to the addition of the Frontier acquisition;

•	costs incurred related to the secondary public offering of shares of common stock held by certain shareholders of the Company of $1.6 million; and

•	transaction costs related to the sale of the Memcor product line of $1.0 million.

The above increases were partially offset by:

•	favorable change in foreign currency translation on the intercompany loans of $6.3 million;

•	reduction in travel expenses of $2.5 million.

Other operating income (expense)-Other operating income (expense) decreased slightly by $0.2 million, to income of $0.4 million in the three months ended June 30, 2020 from income of $0.6 million in the three months ended June 30, 2019.
Other operating income (expense) increased $56.9 million to income of $61.0 million in the nine months ended June 30, 2020 from income of $4.1 million in the nine months ended June 30, 2019. The increase is mainly due to the net pre-tax benefit on sale of the Memcor product line of $58.0 million, which is net of $8.3 million of discretionary compensation payments to employees in connection with the transaction and $1.0 million in transaction costs incurred in the first quarter of 2020.
Interest Expense-Interest expense decreased $4.4 million, or 29.5%, to $10.5 million in the three months ended June 30, 2020 from $14.9 million in the three months ended June 30, 2019. Interest expense decreased $6.5 million, or 14.8%, to $37.3 million in the nine months ended June 30, 2020 from $43.8 million in the nine months ended June 30, 2019. The decrease in interest expense was primarily driven by a reduction in LIBOR year over year in addition to a $100 million debt repayment in the three months ended June 30, 2019, partially offset by a write-off of deferred financing fees related to the debt paydown and interest expense associated with additional equipment financings.
Income tax (expense) benefit-Income tax expense of $0.8 million and income tax expense of $7.9 million were recorded for the three months ended June 30, 2020 and 2019, respectively. The decrease in tax expense from the prior year was principally due to the favorable impact to the projected annual effective tax rate of the gain on the sale of the Memcor product line which did not generate significant tax expense due to the combination of the U.S. valuation allowance and favorable foreign tax regimes, as well as the favorable impact of the reversal of a portion of deferred tax liabilities related to indefinite lived intangibles, as compared to the prior year in which the quarter reflected the year-to-date cumulative tax impact of a profitable quarter while remaining in a year-to-date loss.
Income tax expense of $3.3 million and an income tax benefit of $1.2 million was recorded for the nine months ended June 30, 2020 and 2019, respectively. The increase in tax expense from the prior year was principally due to the significant income earned in the current year, primarily from the sale of the Memcor product line, as compared to a loss in the prior year.
Net Income-Net income increased by $17.5 million, or 407.0%, to $21.8 million for the three months ended June 30, 2020, from net income of $4.3 million in the three months ended June 30, 2019. The main driver of this increase was a net decrease in income tax expense in the current year period based on the projected effective tax rate for the fiscal year of $7.1 million. Additionally, there was a reduction in interest of expense of $4.4 million and a favorable change in foreign currency translation resulting in a net gain of $3.1 million. The remaining increase in net income is due to overall contributions of revenue volume and mix, operational efficiency and cost savings.
Net income increased by $93.7 million, or 901.0%, to net income of $83.3 million for the nine months ended June 30, 2020 from a net loss of $10.4 million in the nine months ended June 30, 2019. The main driver of this increase was the sale of the Memcor product line, which resulted in a gain on sale of $67.3 million, less amounts paid for discretionary bonuses of $8.3 million and transaction costs of $1.0 million incurred in the nine months ended June 30, 2020. The resulting net pre-tax benefit was $58.0 million. In addition to the net benefit of the sale, we saw overall contributions of revenue volume and mix as well as operational efficiencies of $26.4 million and a favorable change in foreign currency translation resulting in a net gain of $7.3 million. Finally, interest expense decreased by $6.5 million. These increases were offset by an increase in income tax expense of $4.5 million.
Adjusted EBITDA-Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA for the three months ended June 30, 2020 was $63.8 million, as compared to $60.6 million for the three months ended June 30, 2019. Adjusted EBITDA for the quarter as compared to the prior year period was driven primarily by operational efficiencies and cost savings, offset by the changes as compared to the prior year period in non-recurring expenses and benefits.

Adjusted EBITDA increased $8.4 million, or 5.4%, to $164.1 million for the nine months ended June 30, 2020 from $155.7 million for the nine months ended June 30, 2019. The increase in Adjusted EBITDA as compared to the prior year period was primarily driven by increased revenue volume and favorable change in mix as well as operational efficiencies.
Segment Results

	Three Months Ended June 30,					Nine Months Ended June 30,
	2020		2019		% Variance	2020		2019		% Variance
		% of Revenue		% of Revenue			% of Revenue		% of Revenue
Revenues
Integrated Solutions and Services	$228.7	65.8%	$225.4	62.6%	1.5%	$694.7	66.4%	$662.8	64.2%	4.8%
Applied Product Technologies	119.1	34.2%	134.9	37.4%	(11.7)%	350.9	33.6%	369.2	35.8%	(5.0)%
Total Consolidated	347.8	100.0%	360.3	100.0%	(3.5)%	1,045.6	100.0%	1,032.0	100.0%	1.3%
Operating profit (loss)
Integrated Solutions and Services	32.6	9.4%	37.4	10.4%	(12.8)%	102.5	9.8%	102.3	9.9%	0.2%
Applied Product Technologies	23.6	6.8%	22.5	6.2%	4.9%	110.5	10.6%	38.4	3.7%	187.8%
Corporate	(23.1)	(6.6)%	(32.8)	(9.1)%	(29.6)%	(89.1)	(8.5)%	(108.5)	(10.5)%	(17.9)%
Total Consolidated	33.1	9.5%	27.1	7.5%	22.1%	123.9	11.8%	32.2	3.1%	284.8%
EBITDA
Integrated Solutions and Services	50.4	14.5%	51.4	14.3%	(1.9)%	153.2	14.7%	144.6	14.0%	5.9%
Applied Product Technologies	27.1	7.8%	26.9	7.5%	0.7%	121.2	11.6%	51.5	5.0%	135.3%
Corporate and unallocated costs	(16.8)	(4.8)%	(27.1)	(7.5)%	(38.0)%	(70.4)	(6.7)%	(92.5)	(9.0)%	(23.9)%
Total Consolidated	$60.7	17.5%	$51.2	14.2%	18.6%	$204.0	19.5%	$103.6	10.0%	96.9%

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

	Three Months Ended June 30,				Nine Months Ended June 30,
	2020		2019		2020		2019
	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies
Operating Profit	$32.6	$23.6	$37.4	$22.5	$102.5	$110.5	$102.3	$38.4
Depreciation and amortization	17.8	3.5	14.0	4.4	50.7	10.7	42.3	13.1
EBITDA	$50.4	$27.1	$51.4	$26.9	$153.2	$121.2	$144.6	$51.5
Restructuring and related business transformation costs (a)	0.2	1.6	—	0.2	0.3	5.6	0.4	0.7
Transaction costs (b)	—	0.1	—	—	—	(1.2)	0.5	0.7
Other losses (gains) and expenses (c)	—	0.1	—	0.2	—	(59.1)	0.1	9.6
Adjusted EBITDA (d)	$50.6	$28.9	$51.4	$27.3	$153.5	$66.5	$145.6	$62.5

(a)
Represents costs and expenses in connection with restructuring initiatives distinct to our Integrated Solutions and Services and Applied Product Technologies segments in the three and nine months ended June 30, 2020 and 2019, respectively. Such expenses are primarily composed of severance and relocation costs.

(b)
Represents costs associated with a change in the current estimate of certain acquisitions achieving their earn-out targets, which resulted in a (decrease) increase to the fair valued amount of the earn-out recorded upon acquisition, in the three and nine months ended June 30, 2020 and 2019, respectively, distinct to our Integrated Solutions and Services and Applied Product Technologies segments.

(c)
Other losses, (gains) and expenses as discussed above in “How We Assess the Performance of Our Business-Adjusted EBITDA” distinct to our Integrated Solutions and Services (“ISS”) and Applied Product Technologies (“APT”) segments include the following:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2020		2019		2020		2019
(In millions)	ISS	APT	ISS	APT	ISS	APT	ISS	APT
Net pre-tax benefit on sale of the Memcor product line	$—	$—	$—	$—	$—	$(58.0)	$—	$—
Gain on sale of property	—	—	—	(0.4)	—	—	—	(0.4)
Remediation of manufacturing defects	—	—	—	0.4	—	(1.5)	—	1.7
Product rationalization in electro-chlorination business	—	0.1	—	0.3	—	0.4	—	3.2
Expenses related to maintaining non-operational business locations	—	—	—	—	—	—	0.1	—
Write-off of inventory	—	—	—	(0.1)	—	—	—	5.0
Foreign exchange impact related to headquarter allocations	—	—	—	—	—	—	—	0.1
Total	$—	$0.1	$—	$0.2	$—	$(59.1)	$0.1	$9.6

(d)
For the definition of Adjusted EBITDA (a non-GAAP financial measure) and a reconciliation to net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see “How We Assess the Performance of Our Business-Adjusted EBITDA.” Immaterial rounding differences may be present in the tables above.

Integrated Solutions and Services
Revenues in the Integrated Solutions and Services segment increased $3.3 million, or 1.5%, to $228.7 million in the three months ended June 30, 2020 from $225.4 million in the three months ended June 30, 2019. The increase in revenue was mainly driven by growth in capital revenue of $11.7 million, exclusive of the Frontier acquisition. These increases were primarily driven by continued strong demand for water solutions and systems in the microelectronics end market. The Frontier acquisition resulted in another increase of $1.4 million of revenue. These increases were offset by a decline in service revenue of $8.8 million. The decline was evenly driven by the timing of completion of certain large projects in the prior year, as well as the impact of COVID-19 shut down and delays, primarily in the refining and oil and gas end markets, offset somewhat by price realization related to established service contracts. Finally, aftermarket revenue saw a decline of $1.0 million.
Revenues in the Integrated Solutions and Services segment increased $31.9 million, or 4.8%, to $694.7 million in the nine months ended June 30, 2020 from $662.8 million in the nine months ended June 30, 2019. The increase in revenue was driven by stronger capital growth of $30.0 million, exclusive of acquisitions, primarily related to projects in the microelectronics end market. In addition, service growth of $1.0 million was a combination of price realization offset by timing of large projects completed in the prior year as well as the impact of COVID-19 shut-downs and delays, primarily in the refining and oil and gas end markets. Our recent investment in Frontier resulted in an additional increase of $3.7 million of revenue. These increases were offset by a reduction in aftermarket revenue of $2.8 million.

Operating profit in the Integrated Solutions and Services segment decreased $4.8 million, or 12.8%, to $32.6 million in the three months ended June 30, 2020 from $37.4 million in the three months ended June 30, 2019. Segment profitability was impacted by $2.8 million of operational variances related to lower service volumes and productivity due to customer shutdowns and enhanced safety protocols as well as $2.9 million related to increased employee related expenses, offset by $2.1 million of cost containment measures implemented in response to the uncertainties of COVID-19. Additionally, higher depreciation and amortization expense resulted in another reduction of profit of $3.8 million. These decreases were partially offset by $2.6 million profit in the period driven by increased organic and acquisition related revenue volume, augmented by improved pricing.
Operating profit in the Integrated Solutions and Services segment increased $0.2 million, or 0.2%, to $102.5 million in the nine months ended June 30, 2020 from $102.3 million in the nine months ended June 30, 2019. Segment profitability improved $16.7 million in the period driven by increased organic and acquisition related revenue volume, augmented by improved pricing, offset by $2.8 million of operational variances in the current quarter related to lower service volumes and productivity due to customer shutdowns and enhanced safety protocols. The current period negative impacts were somewhat mitigated by $2.1 million of cost containment measures implemented in response to the uncertainties of COVID-19. Profitability in the current year was also favorably impacted by the non-recurrence of $0.5 million of charges related to the achievement of earn-out targets associated with the Pure Water acquisition, in addition to the non-recurrence of other charges noted in the prior year of approximately $0.2 million related to restructuring and inactive sites. Negative drivers to profitability were increased employee related expenses of $8.1 million and higher depreciation and amortization expense of $8.4 million.

EBITDA in the Integrated Solutions and Services segment decreased $1.0 million, or 1.9%, to $50.4 million in the three months ended June 30, 2020, compared to $51.4 million in the three months ended June 30, 2019 and increased $8.6 million, or 5.9%, to $153.2 million in the nine months ended June 30, 2020, compared to $144.6 million in the nine months ended June 30, 2019.
Applied Product Technologies
Revenues in the Applied Product Technologies segment decreased $15.8 million, or 11.7%, to $119.1 million in the three months ended June 30, 2020 from $134.9 million in the three months ended June 30, 2019. The impact from the divestiture of the Memcor product line and the acquisition of ATG UV resulted in a net reduction in revenue of $11.1 million. The segment also saw an unfavorable foreign currency translation impact of $1.4 million. Additionally, revenue declined across multiple product lines in both the Americas and EMEA regions by $3.6 million and $1.7 million, respectively, mainly due to COVID-19 related site closures and delays. These decreases were partially offset by organic revenue growth by an increase in Asia Pacific of $2.0 million, driven by volume in the Anodes and Aquatics product lines, as demand improved in the region as it recovers from COVID-19.
Revenues in the Applied Product Technologies segment decreased $18.3 million to $350.9 million in the nine months ended June 30, 2020 from $369.2 million in the nine months ended June 30, 2019. The divestiture of the Memcor product line and the acquisition of ATG UV resulted in a net reduction in revenue of $15.2 million. Additionally, organic revenues were down $3.3 million and $1.2 million in the Americas and Asia Pacific regions, respectfully, predominantly due to COVID-19 slow down and delays. The segment also saw an unfavorable foreign currency translation impact of $3.5 million. These declines were partially offset by organic revenue growth in EMEA of $4.9 million.

Operating profit in the Applied Product Technologies segment increased $1.1 million, or 4.9%, to $23.6 million in the three months ended June 30, 2020 from $22.5 million in the three months ended June 30, 2019. The increase is mainly driven by mix performance and price of $3.2 million, operational performance improvements of $1.0 million, employee & other cost variances of $0.7 million, in addition to lower depreciation of $0.9 million. These increases were offset by a volume impact of $2.3 million. The divestiture of the Memcor product line and the acquisition of ATG UV resulted in a net reduction of $0.8 million, and $0.2 million in unfavorable foreign currency.

Further operating profit decreases were due to one-time costs of $1.8 million related to:

•	An increase in restructuring charges of $1.4 million primarily due to costs incurred following the sale of the Memcor product line;

•	A gain on sale recorded in the prior year of $0.4 million, which did not reoccur in the current year; and

•	An increase of $0.1 million related to charges related to the achievement of earn-out targets on a prior acquisition.

These decreases were partially offset by:

•	A reduction in costs incurred by the Company in the prior year from a settlement with a third-party vendor associated with remediation of manufacturing defects caused by the vendor of $0.4 million.

•	Other non-recurring charges related to product rationalization that declined by $0.1 million as compared to the prior year period.

Operating profit in the Applied Product Technologies segment increased $72.1 million, or 187.8%, to $110.5 million in the nine months ended June 30, 2020 from $38.4 million in the nine months ended June 30, 2019. The increase is mainly due to the net pre-tax benefit on sale of the Memcor product line of $58.0 million, which is net of $8.3 million of discretionary compensation payments to employees in connection with the transaction and $1.0 million in transaction costs incurred. Increased profit was also driven by volume and mix performance, augmented by improved pricing, of $9.0 million, in addition to a $0.3 million net benefit from the divestiture of the Memcor product line and the acquisition of ATG UV and lower depreciation of $2.4 million. Further increases were due to net reductions in nonrecurring costs of $5.3 million related to:

•	Reduction in costs incurred by the Company related to the write–off of inventory in the prior year of $5.0 million associated with product rationalization and facility consolidation;

•	A reduction in costs incurred by the Company from a settlement with a third-party vendor associated with remediation of manufacturing defects caused by the vendor of $3.2 million;

•	Reductions in costs related to the achievement of earn-out targets associated with certain acquisitions of $1.9 million;

•	Reductions in product rationalization costs related to charges incurred by the Company in its electro-chlorination business of $2.8 million;

•	A gain on sale recorded in the prior year of $0.4 million which did not reoccur in the current year;

•	Increases in restructuring charges of $4.9 million primarily due to costs incurred following the sale of the Memcor product line; and

•	Release of an acquisition related contingency due to the passage of time in the prior year for $2.8 million.

Operating profit was reduced by inflation and employee related costs increased $0.6 million, foreign currency of $0.5 million, and operational variances of $1.6 million.

EBITDA in the Applied Product Technologies segment increased $0.2 million, or 0.7%, to $27.1 million in the three months ended June 30, 2020, compared to $26.9 million in the three months ended June 30, 2019. EBITDA in the Applied Product Technologies segment increased $69.7 million, or 135.3%, to $121.2 million in the nine months ended June 30, 2020, compared to $51.5 million in the nine months ended June 30, 2019.
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
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with suppliers to optimize our terms and conditions, including occasionally extending payment terms. We also facilitate a voluntary supply chain finance program (the “program”) to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. A third party administers the program; our responsibility is limited to making payment on the terms originally negotiated with our supplier, regardless of whether the supplier sells its receivable to a financial institution. We do not enter into agreements with any of the participating financial institutions in connection with the program. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the program. The June 30 year to date amounts settled through the program and paid to participating financial institutions were $24.1 million, and $0.2 million in 2020 and 2019, respectively. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit to participation in the program.
We expect to continue to finance our liquidity requirements through internally generated funds, borrowings under our Revolving Credit Facility and equipment financing arrangements. We believe that our projected cash flows generated from operations, together with borrowings under our Revolving Credit Facility and other financing arrangements are sufficient to fund our principal debt payments, interest expense, our working capital needs and our expected capital expenditures for the next twelve months. Our capital expenditures for the nine months ended June 30, 2020 and 2019 were $65.9 million and $63.9 million, respectively. However, our budgeted capital expenditures can vary from period to period based on the nature of capital intensive project awards. From time to time, we may enter into financing arrangements related to capital expenditures for equipment used to provide services to our customers. In addition, we may draw on our Revolving Credit Facility from time to time to fund or partially fund an acquisition.
As of June 30, 2020, we had total indebtedness of $879.9 million, including $821.6 million of borrowings under the First Lien Term Loan Facility, no borrowings under our Revolving Credit Facility, $56.0 million in borrowings related to equipment financing, $0.7 million of notes payable related to certain equipment related contracts and $1.6 million related to a mortgage. We also had $11.9 million of letters of credit issued under our $125.0 million Revolving Credit Facility and an additional $51 thousand of letters of credit issued under a separate uncommitted facility as of June 30, 2020.
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
As of June 30, 2020 and September 30, 2019, we were in compliance with the covenants contained in the senior secured credit facilities.
Our indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations.
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Nine Months Ended June 30,
(In millions)	2020	2019
Statement of Cash Flows Data
Net cash provided by operating activities	$82.5	$54.4
Net cash provided by (used in) investing activities	41.8	(68.7)
Net cash used in financing activities	(92.2)	(6.6)
Effect of exchange rate changes on cash	0.8	(0.3)
Change in cash and cash equivalents	$32.9	$(21.2)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period‑to‑period as working capital needs and the timing of payments for restructuring activities and other items impact reported cash flows.
Net cash provided by operating activities increased to a source of $82.5 million in the nine months ended June 30, 2020 from a source of $54.4 million in the nine months ended June 30, 2019.

•
Operating cash flows in the nine months ended June 30, 2020 reflect an increase in net earnings of $93.7 million as compared to the nine months ended June 30, 2019, primarily driven by the sale of the Memcor product line.

•
The add back of non‑cash items increased operating cash flows by $20.9 million in the nine months ended June 30, 2020 as compared to an increase to operating cash flows of $86.9 million in the nine months ended June 30, 2019, resulting in an overall reduction of $65.9 million. This reduction was primarily driven by the adjustment for gain on sale of business, offset by an increase in depreciation and amortization expense. Non-cash changes also include the foreign currency translation gain or loss and share-based compensation.

•
The aggregate of receivables, inventories, contract assets and liabilities and accounts payable used $17.3 million in operating cash flows in the nine months ended June 30, 2020 compared to a use of $6.8 million in operating cash flows in the nine months ended June 30, 2019.

◦	Accounts receivable and payable was a source of $12.9 million

◦	Inventories had a use of $7.9 million

◦	Contract assets and liabilities had a use of $15.5 million
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

•
Income taxes provided $1.6 million during the nine months ended June 30, 2020, as compared to using $6.8 million during the nine months ended June 30, 2019, resulting in an increase to cash flows of $8.4 million.

•
The aggregate of the remaining assets and liabilities used $6.0 million of operating cash flows in the nine months ended June 30, 2020 compared to $8.4 million in the nine months ended June 30, 2019. This is mainly due to timing of payments.

◦
Prepaids and other current assets and Other non‑current assets and liabilities provided $13.9 million during the nine months ended June 30, 2020, as compared to $11.1 million during the nine months ended June 30, 2019, resulting in an increase to cash flows of $2.8 million.

◦
Accrued expenses and other liabilities used $19.9 million in operating cash flows in the nine months ended June 30, 2020 compared to a use of $19.6 million in the nine months ended June 30, 2019, resulting in a decrease to cash flows of $0.3 million.

Investing Activities
Net cash provided by investing activities increased $110.4 million to $41.8 million in the nine months ended June 30, 2020 from a use of $68.7 million in the nine months ended June 30, 2019. This increase was largely driven by proceeds from the sale of the Memcor product line during the nine months ended June 30, 2020, partially offset by lower cash outflow associated with the Frontier acquisition in the current year period. Other activity related to purchase of capital or intangible assets remained relatively consistent with the prior period.
Financing Activities
Net cash used in financing activities increased $85.6 million to a use of $92.2 million in the nine months ended June 30, 2020 from a use of $6.6 million in the nine months ended June 30, 2019. This additional amount of cash used in financing activities for the nine months ended June 30, 2020 was primarily due to the $100 million debt payment and increased distribution of dividends to non-controlling interest, offset by cash received from common stock.
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

Off‑Balance Sheet Arrangements
As of June 30, 2020 and September 30, 2019, we had letters of credit totaling $11.9 million and $13.5 million, respectively, and surety bonds totaling $148.1 million and $144.7 million, respectively, outstanding under our credit arrangements. The longest maturity date of the letters of credit and surety bonds in effect as of June 30, 2020 was March 20, 2030.
Critical Accounting Policies and Estimates
See Note 2, “Summary of Significant Accounting Policies” in the Unaudited Consolidated Financial Statements in Item 1 of this Report for a complete discussion of our significant accounting policies and recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
    We have market risk exposure arising from changes in interest rates on our senior secured credit facilities, which bear interest at rates that are benchmarked against LIBOR. In the third quarter of 2020, the Company entered into an interest rate swap to mitigate risks associated with variable rate debt. The interest rate swap has a five-year term to hedge the variability of interest payments on the first $500.0 million of the Company’s senior secured debt and fixes the variable LIBOR rate to 0.5455%.
Based on our overall interest rate exposure to variable rate debt outstanding of $821.6 million as of June 30, 2020, a 1% increase or decrease in interest rates would decrease or increase income (loss) before income taxes by approximately $8.3 million. By comparison, based on our overall interest rate exposure to variable rate debt outstanding of $931.1 million as of June 30, 2019, a 1% increase or decrease in interest rates would have decreased or increased income (loss) before income taxes by approximately $9.4 million.
For a discussion of the Company’s exposure to market risk related to inflation, tariffs and foreign currency exchange rates, please refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the SEC on November 25, 2019. There have been no material changes to the Company’s exposure to these market risks during the first nine months of fiscal 2020.
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
Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or around July 27, 2020, a purported shareholder of the Company filed a shareholder derivative lawsuit ostensibly on behalf of the Company in the U.S. District Court for the Western District of Pennsylvania, captioned Robert Hyams, derivatively on behalf of Evoqua Water Technologies Corp. v. Ronald C. Keating, et al., Case No. 2:20-CV-1112. The complaint names as defendants the Company’s CEO, the Company’s CFO, members of the Company’s Board of Directors, and AEA Investors LP and a number of its affiliated entities, and it names the Company as a nominal defendant. The complaint alleges, among other things, that the defendants violated federal securities laws by issuing false, misleading, and/or omissive disclosures in the period leading up to the Company’s October 30, 2018 disclosure and that they breached their fiduciary duties to the Company. The lawsuit seeks compensatory damages in an unspecified amount to be proved at trial, an award of reasonable costs and expenses, restitution from the individual defendants, an order directing the Company and the individual defendants to take all necessary actions to reform and improve the Company’s corporate governance and internal procedures to comply with the law and to prevent the events alleged from reoccurring, including by putting forth for shareholder vote certain resolutions for amendments to the Company’s charter or bylaws, and such other relief as the court may deem just and proper. The Company believes that this lawsuit is without merit and intends to vigorously defend itself against the allegations.

Item 1A. Risk Factors
There have been no material changes to the information concerning risk factors as stated in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the SEC on November 25, 2019, as amended on December 4, 2019, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the SEC on May 6, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are filed or furnished as a part of this report:

Exhibit No.	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104
Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

†     Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOQUA WATER TECHNOLOGIES CORP.

August 4, 2020	/s/ RONALD C. KEATING
	By:	Ronald C. Keating
Chief Executive Officer (Principal Executive Officer)

August 4, 2020	/s/ BENEDICT J. STAS
	By:	Benedict J. Stas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)