Form 10-K
period 2020-09-30
Evoqua Water Technologies Corp.
filed 2020-11-20
CIK 1604643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended	September 30, 2020
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-38272
EVOQUA WATER TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Delaware		46-4132761
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
210 Sixth Avenue		15222
Pittsburgh,	Pennsylvania
(Address of principal executive offices)		(Zip code)
(724) 772-0044
(Registrant’s telephone number, including area code)
         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	AQUA	New York Stock Exchange
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

Large accelerated filer		Accelerated filer	☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
	☒				Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The aggregate market value of the outstanding common stock, par value $0.01 per share, of the registrant other than shares held by persons who may be deemed affiliates of the registrant, as of March 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $807 million.
There were 118,276,418 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of October 30, 2020.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (the “Proxy Statement”) for its annual meeting of shareholders to be held in February 2021, are incorporated by reference into Part III of this Report. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

EVOQUA WATER TECHNOLOGIES CORP.
INDEX TO FORM 10-K
For the Year Ended September 30, 2020

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward‑looking statements by our use of forward‑looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance, statements regarding our restructuring actions and expected restructuring charges and cost savings for fiscal 2021 and beyond, and statements related to the COVID-19 pandemic and its impact on our business contained in this Annual Report are forward‑looking statements.
We have based these forward‑looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward‑looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Annual Report in Item 1, “Business,” Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward‑looking statements, or could affect our share price. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward‑looking statements include, among other things:

•	general global economic and business conditions, including the impacts of the COVID-19 pandemic and disruptions in global oil markets;

•	our ability to compete successfully in our markets;

•	our ability to execute projects on budget and on schedule;

•	the potential for us to incur liabilities to customers as a result of warranty claims or failure to meet performance guarantees;

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

•	our ability to implement our growth strategy, including acquisitions, and our ability to identify suitable acquisition targets;

•	our ability to operate or integrate any acquired businesses, assets or product lines profitably or otherwise successfully implement our growth strategy;

•	our ability to achieve the expected benefits of our restructuring actions, including restructuring our business into two segments;

•	material and other cost inflation and our ability to mitigate the impact of inflation by increasing selling prices and improving our productivity efficiencies;

•	our ability to accurately predict the timing of contract awards;

•	delays in enactment or repeals of environmental laws and regulations;

•	the potential for us to become subject to claims relating to handling, storage, release or disposal of hazardous materials;

•	our ability to retain our senior management and other key personnel;

•	our increasing dependence on the continuous and reliable operation of our information technology systems;

•	risks associated with product defects and unanticipated or improper use of our products;

•	litigation, regulatory or enforcement actions and reputational risk as a result of the nature of our business or our participation in large‑scale projects;

•	seasonality of sales and weather conditions;

•	risks related to government customers, including potential challenges to our government contracts or our eligibility to serve government customers;

•	the potential for our contracts with federal, state and local governments to be terminated or adversely modified prior to completion;

•	risks related to foreign, federal, state and local environmental, health and safety laws and regulations and the costs associated therewith;

•	risks associated with international sales and operations, including our operations in China;

•	our ability to adequately protect our intellectual property from third‑party infringement;

•	risks related to our substantial indebtedness;

•	our need for a significant amount of cash, which depends on many factors beyond our control;

•	risks related to AEA Investors LP’s (along with certain of its affiliates, collectively, “AEA”) ownership interest in us; and

•	other risks and uncertainties, including those listed under Item 1A, “Risk Factors.”
Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward‑looking statements. The forward‑looking statements contained in this Annual Report are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward‑looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate, are consistent with the forward‑looking statements contained in this Annual Report, they may not be predictive of results or developments in future periods.
Any forward‑looking statement that we make in this Annual Report speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward‑looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report.

Part I

Item 1. Business
History and Company Overview
Our History
Evoqua Water Technologies Corp. (referred to herein as “the Company,” “Evoqua,” “Evoqua Water Technologies Corp.,” “EWT Holdings I Corp.,” “we,” “us,” “our”) was incorporated on October 7, 2013. On January 15, 2014, Evoqua Water Technologies Corp. acquired, through its wholly owned subsidiaries, EWT Holdings II Corp. and EWT Holdings III Corp., all of the outstanding shares of Siemens Water Technologies, a group of legal entity businesses formerly owned by Siemens AG (“Siemens”). The stock purchase closed on January 15, 2014 and was effective January 16, 2014 (the “Acquisition”). On November 6, 2017, we completed our initial public offering (“IPO”) of 27.8 million shares of common stock, and our common stock began trading on the New York Stock Exchange (the “NYSE”) on November 2, 2017 under the ticker symbol “AQUA.”
Our fiscal year ends on September 30 of each year, and references in this Annual Report to a particular year refer to that fiscal year. For example, references in this Annual Report to 2020 relate to the fiscal year ended September 30, 2020.
Company Overview
Evoqua Water Technologies is a leading provider of mission-critical water treatment solutions, offering services, systems and technologies to support our customers’ full water lifecycle needs. With over 200,000 installations worldwide, we hold leading positions in the industrial, commercial and municipal water treatment markets in North America. We offer a comprehensive portfolio of differentiated proprietary technology solutions sold under several market-leading and well-established brands to our global customer base. We have worked to protect water, the environment and our employees for over 100 years. As a result, we have earned a reputation for quality, safety and reliability and are sought out by our customers to solve the full range of their water treatment needs, and maintaining our reputation is critical to the success of our business.

Our solutions are designed to ensure that our customers have the quantity and quality of water that meets their unique specifications. We enable our customers to achieve lower costs through greater uptime, throughput and efficiency in their operations and support their regulatory compliance and environmental sustainability. We deliver and maintain these mission-critical solutions through the largest service network in North America, assuring our customers continuous uptime with 92 service branches as of September 30, 2020. We have an extensive service and support network, and as a result, we have certified Evoqua Service Technicians within approximately a two-hour drive from more than 90% of our industrial North American customers’ sites.

We provide solutions across the entire water cycle. The water cycle begins with influent water, which is sourced from rivers, lakes and other sources. We treat influent water for use in a wide variety of industrial, commercial and municipal applications. In industrial applications, influent water, after it is treated, is used as process water for applications, including microelectronic production, ingredient water in the production of food, beverage and other goods, power utility applications including boiler feed water, cooling water and steam condensate. Commercial applications for influent water include laboratory testing and aquatic activities, while municipal applications for influent water include treatment to produce safe drinking water. After the water is used it is considered effluent water, and we enable its treatment through the removal of impurities so that it can be discharged safely back into the environment or reused for industrial, commercial or municipal applications.

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
Laboratory systems
Municipal drinking water
Filtration
High-rate clarification
Disinfection (chlorination, UV)
Filter presses
Commercial aquatics
Regenerative media filters (RMF)
Microsand filtration
Medium & low pressure UV
Chlorination
Media filtration
Screen filters
Controllers & analyzers
Boiler feedwater
Biosolids
Municipal wastewater treatment
MUNICIPAL
Pumping station
Drinking Water Treatment
Boiler water
COMMERCIAL
Commercial aquatics
Filtration
Cooling tower
Industrial wastewater
Boiler water
Water reuse
Process water treatment
INDUSTRIAL
Intake
Filter
Disinfect
Purify
Reuse
Service and aftermarket support

As depicted in the table below, we target attractive global end markets that utilize and treat water as a critical part of their operations or production processes, including pharmaceuticals and health sciences, microelectronics, food and beverage, hydrocarbon and chemical processing, power, general manufacturing, municipal drinking water and wastewater, marine and aquatics end markets. While a decline in general global and economic conditions could adversely affect us, our business is highly diversified across our key attractive and growing end markets presented below, and we believe that no single end market drives the overall results of our business.

## GENERAL MANUFACTURING

Provides full service process water and wastewater treatment services supported by a mobile fleet guaranteeing maximum uptime

## HEALTHCARE, PHARMA & BIOTECH

Meets stringent process and wastewater requirements in both RD&E and manufacturing

## CHEMICAL PROCESSING

Provides equipment and support for process water, utility water, boiler feedwater and the treatment of steam condensate

## MUNICIPAL DRINKING WATER

Provides reliably clean drinking water to the largest cities in the world through integrated membrane systems and disinfection products

## MUNICIPAL WASTEWATER

Develops efficient and reliable waste treatment systems to handle specific performance requirements

Offers comprehensive and customizable odor control solutions and services

## REFINING & MARINE

Provides solutions and services for wastewater treatment, utility water, boiler feedwater, steam condensate and heavy metal removal

Provides solutions and services for maritime growth prevention, biological fouling protection and ballast water treatment

## POWER

Manages water intake screens, boiler feed water systems (including polishing using continuous electrodeionization) and condensate polishing

## MICROELECTRONICS

Enables next generation of wafer size / geometry with ultrapure input water and treatment of contaminated wastewater

## FOOD & BEVERAGE

Ensures process / ingredient water complies with regulations and provides solutions for water conservation

## AQUATICS

Meets the rigorous treatment demands across aquatic applications for leisure facilities, fountains and theme parks

Our Industry
We estimate the global water and wastewater market to represent more than $600 billion in total revenue, including both capital and operating expenditures for the treatment of water by industrial, municipal, commercial and residential end-users. Within the global water and wastewater market, we estimate our addressable market, comprised of equipment, consumables, aftermarket parts and operations and maintenance (O&M) related services for the treatment of water for industrial, commercial and municipal end users, to represent over $85 billion in total revenue.

Our estimated addressable market is further refined to focus on our served market, which we estimate to be approximately $8.5 billion in the North American region and approximately $7.5 billion across Europe and the Asia Pacific region, totaling approximately $16 billion in total revenue. As compared to our larger addressable market, our served market excludes sectors that would require meaningful growth investment on our part to capture new customers or market opportunities.

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
We hold leading positions in our North American market verticals that have been cultivated by our suite of differentiated solutions and our comprehensive service network. However, despite our leading position in many individual market verticals where we participate, these markets remain very fragmented, and we estimate that our market share was less than 25% in most market verticals in which we participated during 2020. Evoqua selectively participates in Europe, Middle East and Africa (EMEA) and Asia Pacific with differentiated product technologies.
Fiscal Year Developments
For the year ended September 30, 2020, we generated revenue, net income and Adjusted EBITDA of $1.43 billion, $114.4 million and $239.6 million, respectively, with 86% of our revenues being generated in North America. For the year ended September 30, 2019, we generated revenue, net loss and Adjusted EBITDA of $1.44 billion, $8.5 million and $235.0 million, respectively. Adjusted EBITDA is a non-GAAP financial measure. For more information on Adjusted EBITDA, including a reconciliation to the most directly comparable GAAP financial measure, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-How We Assess the Performance of Our Business-Adjusted EBITDA.”
As part of the ongoing footprint rationalization and business optimization efforts that we have undertaken following the reorganization of our business into two segments at the beginning of our 2019 fiscal year and our divestiture of the Memcor product line at the end of the first quarter of our 2020 fiscal year, we have reduced our manufacturing footprint from 19 facilities as of September 30, 2019 to 13 facilities as of September 30, 2020. This includes the consolidation of facilities located in Santee, California, Coventry, Rhode Island, Bridgeport, Connecticut, Beaver Dam, Wisconsin, and Singapore into other existing facilities, and the disposition of our facility in Windsor, Australia as part of the Memcor divestiture. We expect to continue to evaluate opportunities for facility consolidation in fiscal 2021.
COVID-19
In response to the challenges created by the COVID-19 pandemic in the fiscal year, we have prioritized protecting the safety of our employees and stakeholders, taking actions to ensure the resiliency of our business and managing the business for liquidity. Our business has been considered essential under federal and local standards, and, to date, we have maintained business continuity at our critical service branches and manufacturing facilities. We have taken measures to protect our employees, including implementation of remote working practices where possible and managing our supply chain to ensure that necessary personal protective equipment is available to our personnel. We have also taken certain cost reduction actions, some of which are temporary in nature, such as reduction of marketing and travel activity as well as deferment of headcount additions to preserve liquidity and reallocated existing resources to maintain productivity levels where feasible. Given the evolving nature of this unprecedented pandemic, the ultimate impact on our operations cannot be reasonably estimated at this time. For further discussion regarding the impact of the COVID-19 pandemic on our business operations and financial results, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors-The COVID-19 pandemic and other future public health crises or pandemics could materially and adversely affect our business, results of operations and financial condition.”
Acquisitions and Dispositions
On October 1, 2019, we acquired a 60% investment position in San Diego-based Frontier Water Systems, LLC (“Frontier”) for a purchase price of $10.9 million, net of working capital adjustments. We have entered into an agreement to purchase the remaining 40% interest in Frontier on or prior to March 30, 2024. Frontier is a pioneer in the development of patented, engineered equipment packages for high-rate treatment and removal of selenium, nitrate and other metals from complex water systems. Frontier is part of our Integrated Solutions and Services segment and broadens the portfolio of solutions that we offer to our customers through that segment.

On December 31, 2019, we completed the sale of the Memcor low pressure membrane product line, including the product line’s global workforce, its manufacturing site in Windsor, Australia, and associated operations and intellectual property, to DuPont de Nemours, Inc. (“DuPont”). Following the closing of the transaction, we no longer service the large municipal install base of Memcor products, which consists primarily of municipal drinking water and wastewater treatment facilities, but we continue to sell Memcor products, which we will purchase from DuPont, to our industrial customers through our Integrated Solutions and Services segment. The aggregate purchase price paid by DuPont in the transaction was $110 million in cash, subject to certain adjustments. Following adjustments for cash and net working capital, gross proceeds paid by DuPont were $131 million. We utilized $100 million of the proceeds from the transaction to repay a portion of our First Lien Term Loan (as defined in Note 11, “Debt” of Part II, Item 8, “Financial Statements and Supplementary Data”) in January 2020.
On September 3, 2020, we acquired the assets of privately held Aquapure Technologies of Cincinnati (“Aquapure”), a Hamilton, Ohio based water service and equipment company. Aquapure serves the commercial and light industrial markets and provides customers with a variety of water treatment products and services, including deionization, reverse osmosis, softeners and filtration systems. We expect this acquisition to strengthen our service capabilities in Cincinnati, Ohio and the surrounding region.
Amendment of Credit Agreement
On February 18, 2020, we entered into an amendment to our First Lien Credit Agreement pursuant to which, among other things, the interest rate spread applicable to our term loans was reduced. For additional information regarding the amendment to our First Lien Credit Agreement, see Note 11, “Debt,” of Part II, Item 8, “Financial Statements and Supplementary Data.”
Controlled Company Status and Stock Offerings
Effective November 2, 2019, as a result of the expiration of certain voting proxies held by affiliates of AEA Investors LP (“AEA”), we no longer qualify as a “controlled company” within the meaning of the corporate governance standards of the NYSE. Consistent with NYSE rules, we transitioned to a fully independent Compensation Committee and Nominating and Corporate Governance Committee effective November 1, 2020, and we currently have a fully independent Audit Committee and a majority independent Board of Directors.
On March 10, 2020, we completed a secondary public offering, pursuant to which 13 million shares of our common stock were sold by affiliates of AEA and certain other selling shareholders. On August 10, 2020, we completed another secondary public offering pursuant to which 9.2 million shares of our common stock were sold by affiliates of AEA and certain other selling shareholders. The Company did not receive any proceeds from the sale of shares by the selling shareholders in either of these secondary public offerings.
Our Growth Strategy
The key elements of our strategy include:
Grow and further penetrate our existing customer base. We believe our strong brands, leading position in highly fragmented markets, scalable and global offerings, leading installed base and unique ability to provide complete treatment solutions will enable us to capture a larger share of our existing customers’ water treatment spend while expanding with existing and new customers into adjacent end markets and underpenetrated regions, including by investing in our sales force and cross-selling to existing customers. Our growth initiatives include both expanding our presence in our core North American market as well as replicating our leading position and strategies into underpenetrated global regions.
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

Continued transition of our customers to a higher value-add service-based business model. Our goal is to provide reliable water treatment solutions by combining our products and technologies with extensive service and distribution capabilities. We selectively target high-value projects with opportunities for recurring business through service, parts and other aftermarket opportunities over the lifecycle of the process or capital equipment. In particular, we have developed internet‑connected monitoring technologies through the deployment of our WaterOne® service platform, which enables customers to outsource their water treatment systems and focus on their core business, offering customers system optimization, predictive and proactive service, and simplified billing and pricing. Our WaterOne® platform also enables us to transition our customers to pricing models based on usage, which otherwise would not have been possible without technological advancement. Our outsourced water offerings are high value add solutions utilizing our owned assets to generate service revenues. These assets, particularly when digitally enabled, create stable, recurring and profitable revenues through greater efficiency and productivity. Our future growth depends, in part, on our ability to develop or acquire new products, services and solutions, identify emerging technological trends in our target end markets and maintain the integrity of our information technology systems.

Drive margin expansion and cash flow improvements through continued focus on operational excellence and execution. Effective October 1, 2018, we restructured our business into two reportable operating segments. We are currently on track to realize cost savings in the range of $15 million to $20 million on an annualized basis as a result of the restructuring once it is fully implemented. We expect to incur approximately $1.0 million of cash costs through fiscal 2021 as a result of this restructuring related to other non-employee related business optimizations. We have identified and are pursuing several discrete initiatives that, if successful, we expect could result in additional cost savings over the next two years. These initiatives include our supply chain improvement program to consolidate and manage global spending, our improved logistics and transportation management program, capturing benefits of our WaterOne® platform and further optimizing our engineering cost structure, our global shared services organization and our sales, inventory and operations planning, including footprint rationalization. Furthermore, as a result of significant investments we have made in our footprint and facilities, we believe we have the capacity to support our planned growth without commensurate increases in fixed costs.

Commercialize and drive adoption of nascent and newly acquired technologies by leveraging our sales channels and application expertise. We offer a full range of services, systems and technologies that we continually develop to meet our customers’ evolving water lifecycle needs. We develop our technologies through in-house research, development and engineering and targeted tuck-in, vertical market and geography-expanding, technology enhancing acquisitions. Since April 2016, we have successfully completed fourteen acquisitions and the acquisition of a 60% interest in Frontier Water Systems LLC, expanding our vertical markets and geographic reach and enhancing our technologies, strengthening our existing capabilities and adding new capabilities and cross-selling opportunities in areas such as mobile wastewater treatment, soil and air treatment, regenerative media filtration, anodes, UV and ozone disinfection, aerobic and anaerobic biological treatment technologies and electrochemical and electrochlorination cells. We must continue to develop and acquire new products, services and solutions to successfully compete in our markets.

We believe a key differentiator for our technology development program is our strong record of incorporating new technologies into the comprehensive solutions we provide to our customers across our platform. We can rapidly scale new technologies using our leading direct and third-party sales channels and our relationships with key influencers, including municipal representatives, engineering firms, designers and other system specifiers. Through our service network, we have a direct view of our customers’ water needs which allows us to focus on developing and acquiring the most relevant and sought after solutions.
We believe our continued investment in driving penetration of our existing technologies and new capabilities through our channels to market will allow us to continue to address our customer needs across the water lifecycle.
Continue to expand our capabilities for the treatment of increasingly complex emerging contaminants. Emerging contaminants such as PFAS, PFOA, selenium, micro-plastics and many others, present global health risks if not properly removed from drinking water, process water and wastewater. We believe we have one of the leading portfolios of water treatment products and solutions to remove emerging contaminants from water including granular activated carbon, ion exchange resin, reverse osmosis and advanced oxidation processes. In addition, we have an extensive service branch network, located predominantly in the United States, as well as a large fleet of mobile assets to respond quickly to customers’ water treatment needs.

Continue to evaluate and pursue accretive tuck-in acquisitions to add new technologies, attractive geographic regions and end markets. As a complement to our organic growth initiatives, we view tuck-in acquisitions as a key element of our overall growth strategy which will enable us to accelerate our growth in our current addressable market, new geographies and new end market verticals. Our existing customer relationships, channels to market and ability to rapidly commercialize technologies provide a strong platform to drive growth in the businesses we acquire. To capitalize on these opportunities, we have built an experienced team dedicated to mergers and acquisitions that has helped us expand our vertical markets and geographic reach and enhance our portfolio of technologies.

Protect and enhance the sustainability of our business. “Sustainable” is one of our four core values, along with Integrity, Performance and Customers. Our objective is to demonstrate this value in our operations and within our business model by providing technology and solutions to help our customers meet their own sustainability goals. We view sustainability as a key initiative and have mobilized a cross-functional team to work on advancing our Sustainability Program. Stakeholder engagement is important to our strategy development. We conducted a materiality assessment in 2019, engaging a wide range of stakeholders, and we continue to undertake purposeful stakeholder engagement through our investor relations practices, our collaboration with our Board of Directors, employee engagement surveys, customer questionnaires, focus groups and other activities. We are focusing on quantifying our environmental and social impact for customers, in part, through more efficient services enabled by our Water One digital remote monitoring systems. For information on accessing our sustainability reports, please see the heading “Available Information” below.

Our Business Segments
Our business is organized into two segments: a customer-facing service organization called Integrated Solutions and Services (“ISS”) and a product technology group, Applied Product Technologies (“APT”) focused on sales primarily through indirect channels.

Our ISS segment provides fully-integrated systems and service solutions that selectively utilize our comprehensive portfolio of water treatment technologies to satisfy our customers’ unique water needs. Our APT segment sells equipment, based on our broad technology portfolio, which is used as components in integrated solutions specified by water treatment designers and offered by original equipment manufacturers (“OEMs”), engineering firms, integrators and our ISS segment. The chart below reflects revenue by segment for the year ended September 30, 2020:
For additional financial information regarding our reportable segments, see Note 24, “Business Segments,” of Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report.
The table below provides an overview of our two segments, including their sales channels and a summary of their key offerings as of September 30, 2020.

Integrated Solutions and Services	Overview	North America focused; extensive service branch footprint and fleet of mobile response equipment Provides full outsourced water operations Technology agnostic solutions Focus on service and aftermarket
	Channel	Direct sales with market vertical focus
Key offerings
Full lifecycle service and solutions for process water and wastewater, including on-demand water, outsourced water, recycle / reuse and emergency response services

Equipment systems for industrial needs: influent water, boiler feed water, ultra-high purity, process water, wastewater treatment and recycle / reuse

Municipal services, including odor and corrosion control services

Full-scale outsourcing of operations and maintenance, including WaterOne® platforms

Applied Product Technologies	Overview	Highly differentiated and scalable products and technologies Global geographic reach serving North America, EMEA, and Asia Pacific Specified by water treatment designers, OEMs, and engineers
	Channel	Primarily indirect sales through independent sales representatives, system integrators, distributors, Evoqua’s Integrated Solutions and Services segment and aftermarket channels
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

Integrated Solutions and Services Segment
Our Integrated Solutions and Services segment provides application specific solutions and full lifecycle services for critical water applications. We focus on treating industrial process water, utility water and wastewater and providing odor and corrosion control services for municipalities. Industrial process water requires specific purity standards, which are used in making goods in industries such as microelectronics, pharmaceuticals, health sciences and food and beverage, including ingredient water. Industrial utility water is used for critical industrial applications, including as boiler feed and cooling water. Industrial wastewater is effluent water discharged from plants or facilities which is treated before it is returned to the environment or recycled or reused within the water cycle. Our operations across the water cycle are complex and, if conducted improperly, may result in potential costs and liabilities, including as a result of environmental damage. Our comprehensive solutions are comprised of capital systems and related recurring aftermarket services, parts and consumables, along with long-term and short-term service contracts and emergency services. Our comprehensive capabilities range from discrete offerings to the provision of highly complex, fully integrated solutions. We are able to leverage our broad range of products and technologies to deliver a tailored solution that best addresses a specific customer’s needs, including a growing portfolio of digital technologies encompassed in our WaterOne® platform. Key capital and related aftermarket service and product offerings include filtration, reverse osmosis, ion exchange and continuous deionization. As a result of our speed, capabilities and experience, we serve as a trusted partner to over 25,000 industrial customers, including a substantial majority of Fortune 500 industrial companies. As water is a critical component in many industrial production processes, the unavailability of proper water purity, specification or quality can lead to significant constraints, downtime and increased operating costs for our customers.
The cost of a typical installation can range from a few thousand dollars to a few million dollars and typically provides an ongoing service and aftermarket revenue opportunity. The service and aftermarket sales component is supported by our broad application and process expertise and what we believe to be the largest integrated industrial service network in North America. Our network is comprised of certified technicians and the largest fleet of mobile reverse osmosis and deionization water treatment systems in North America, based on management’s estimate, and enables us to provide a complete range of services spanning from regular maintenance and emergency support to our unique WaterOne® service platform. Our WaterOne® service platform is an enhanced model that uniquely combines our water expertise, proactive service, proven technology and data intelligence to continually improve customers’ water operation management. Our remote monitoring capabilities enable us to optimize our routine service calls through predictive analytics and provide customers a more predictable, cost-efficient water solution. We offer services that include water on-demand, mobile solutions and smart water systems that leverage our extensive branch network, technical personnel and technology portfolio.

We partner with our industrial customers through our direct sales and service team, which is organized geographically and by market vertical and is complemented by an inside sales force, field sales engineers and a growing ecommerce platform. We primarily target four broad categories of customers in our Integrated Solutions and Services segment, principally based on their end markets and primary applications: Light Industry, Heavy Industry, Proact Environmental Solutions and Municipal Services.
Light Industry
Our light industry offerings include our usage-based, WaterOne® deionized water service, preventative maintenance service contracts, integrated process and wastewater systems and aftermarket consumables and spare parts. We generally provide light industry services to general manufacturing, pharmaceutical, food and beverage, microelectronics and health sciences customers. Light industry companies typically utilize treatment solution applications that handle influent water flows of up to several hundred gallons per minute.
Heavy Industry
Our heavy industry offerings include mobile, rapidly deployable services based on short-term operating contracts, outsourced water services and accompanying technological support, integrated process and wastewater systems and aftermarket consumables and spare parts. We generally provide heavy industry services to power generation, chemical processing, hydrocarbon processing, food and beverage and mining and pulp and paper customers. Heavy industry companies typically utilize treatment solution applications that handle influent water flows more than several hundred gallons per minute.
ProAct Environmental Solutions
Our ProAct Environment Solutions offerings include activated carbon, wastewater ion exchange, hydrostatic water testing, degassing services and groundwater remediation solutions. We generally provide environmental solutions to hydrocarbon processing, chemical processing, food and beverage and municipal water customers.
Municipal Services
Our Municipal Service offerings include odor and corrosion control and disinfection capabilities, including advanced remote monitoring and automated control solutions and multi-product liquid and vapor phase product combinations for wastewater collection. We also provide municipal service solutions for drinking water treatment and distribution.

Applied Product Technologies Segment
Our Applied Product Technologies segment sells differentiated technologies to a diverse set of water treatment system specifiers, integrators and end users globally. Our offerings are highlighted by our filtration and disinfection, electrodeionization and electrochlorination technologies, wastewater treatment, separation technologies and anodes offerings. Our filtration and disinfection offerings include our Defender line of products, which is a regenerative media filtration leader in the commercial aquatics market, along with various UV and ozone disinfection products. Our IONPURE electrodeionization solutions allow customers to achieve ultrahigh purity water without the use of chemicals in the treatment process. Our electrochlorination products provide extensive water treatment solutions for the maritime, oil and gas and power markets. We also have extensive capabilities in anode technologies, cathodic protection, solid and liquid separation technologies and various aftermarket parts, consumables and accessories. Our portfolio of solutions includes advanced biological treatment, clarifiers, aerators, equipment for new municipal plant builds and retrofit, rehabilitation and aftermarket parts and services for our extensive installed base. All of our offerings are highly scalable and designed to meet current and future water treatment needs, with a focus on generating repeat business from our customers. We generally service the equipment we provide our customers; however, their failure to properly use, safeguard or maintain their equipment or product defects or unanticipated use of our products could result in liability to us.
Our portfolio of technologies and products are sold either as discrete offerings or as components of broader solutions through our Integrated Solutions and Services segment. Our Applied Product Technologies segment also sells externally to a customer base comprised of globally located OEMs, integrators, regional distributors and engineering firms and various other end users that we reach through multiple established sales and aftermarket channels. We target customers in our Applied Product Technologies segment principally based on their end markets and primary application: Advanced Filtration and Separation, Wastewater Technologies, Aquatics, Disinfection, Electrochlorination and Materials.

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
Advanced Filtration and Separation
Our products separate both dissolved and suspended solids from liquids in a variety of slurries, for either disposal or reuse. We generally provide separation technology products and solutions to power, mining, pharmaceutical, laboratory, microelectronics, solar, heavy and light industrial and municipal customers. Our electrodeionization technology has primary applications in high purity process water for use in pharmaceutical, laboratory and microelectronic processing plants and the removal of dissolved salts from seawater, brackish water and municipal wastewater.
Wastewater Technologies
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
Aquatics
Our aquatics offerings include a wide range of filtration equipment (regenerative media filters, and high rate sand filters), analyzers, controllers and related accessories. We sell to commercial aquatics designers and end-users worldwide through applications including filtration of municipal and recreational pools and leisure facilities, fountains and water features and recreational water and waterparks.
Disinfection
Our disinfection products include a wide range of chemical and non-chemical disinfection technologies including onsite hypochlorite generation, UV and ozone disinfection systems. We sell our portfolio to municipal drinking water, industrial and light manufacturing and commercial customers worldwide. Primary applications include disinfection of municipal and recreational pools and leisure facilities, disinfection and water chemistry measurement and control for municipal drinking water, as well as pretreatment and purification systems where ultrapure water polishing is required.
Electrochlorination & Materials
Our electrochlorination products are used with seawater for onsite sodium hypochlorite generating systems for maritime, oil and gas, power and military customers. Our maritime growth prevention systems are used on military and commercial ships and in offshore oil and gas applications. We produce custom designed, state-of-the-art mixed-metal oxide anodes provide recoating and repair services to our external customers and supply the anodes used across our own internal processing capabilities. We provide anode products and solutions to the mining, chemical processing, light industrial and microelectronics customers for primary applications including biotechnology, water treatment, cathodic protection, seawater electrolysis, metal finishing and electroplating and swimming pool chlorination.
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
The industrial market is comprised of direct end-market distribution channels. The commercial market includes a variety of routes to market including direct and third-party channel relationships. The municipal market is comprised of a wide range of drinking and wastewater treatment facilities.
Our customers span a diverse range of industries and include many of the largest U.S. companies in each of the pharmaceutical, hydrocarbon processing, power, chemical and food and beverage industries as well as U.S. wastewater sites and global drinking water treatment sites. We also have customers in the health science, microelectronics, drinking water, wastewater, general manufacturing, commercial aquatics, maritime and other industries. During the year ended September 30, 2020, no single customer accounted for more than 4.5% of our revenues, and our top ten customers accounted for approximately 11.8% of our revenues.

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
Suppliers
We maintain a cost-effective and diversified procurement program focused on supply chain continuity and customer fulfillment, utilizing strong relationships with strategic suppliers across key commodities. The top materials in our supply chain include chemicals, membranes, resin, metal fabrications, carbon and electrical components. Procurement strategy within the project environment is focused on ensuring our ability to meet individual customer needs, with particular focus on more complex installation projects. We seek to in-source products that align with our existing manufacturing core competencies and that enable us to provide our customers with the highest level of value. Our diversified supply base spans across multiple suppliers and geographies, which we believe enables us to be cost-effective and responsive while also embracing our sustainability objectives. For a discussion of certain risks relating to our supply chain, see Item 1A, “Risk Factors.”
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
Sales and Marketing
Our sales and marketing organization is positioned across our vertical markets to drive topline growth and increase market share for our Company. Our network includes internal general managers, sales directors, sales engineers, third-party representatives, third party distributors, product managers, vertical market managers and other personnel who support our day-to-day sales and marketing operations.
Integrated Solutions and Services segment
We market our offerings through our direct sales and service team, which is organized geographically and by end market and is complemented by an inside sales force, field sales engineers and a growing e-commerce platform. Our Integrated Solutions and Services segment sales organization focuses on direct sales with a market vertical focus across geographic, strategic and e-commerce channels to market. Our key market verticals served are healthcare, pharmaceutical, light manufacturing, microelectronics, food and beverage, power and chemical processing. As of September 30, 2020, our Integrated Solutions and Services segment included approximately 400 employees in sales and marketing roles and a services network of approximately 930 employees in field service and application engineering roles.

Applied Product Technologies segment
Our Applied Product Technologies segment delivers a full suite of product technologies, primarily through indirect channels to serve the global market or through our Industrial Solutions and Services organization. The Applied Product Technologies segment includes:

•	Advanced filtration and separation products, such as VAF self-cleaning filters, Ionpure® technologies and Vortisand® systems;

•	Wastewater treatment technologies, including the BioMag® system, clarification, odor control and sludge management solutions;

•	Disinfection solutions, covering a wide range of solutions from chlorine to ultraviolet (UV) light and ozone technologies;

•	Electrocatalytic and materials, which combines our electrochlorination, cathodic protection and anodes product lines; and

•	Aquatics products, which combines our highly-valued products, such as the Defender® regenerative media filter, with a complete set of solutions for our partners.

We maintain relationships with engineering firms, operators and other key influencers through our direct technical sales force to drive adoption of our offerings. We also maintain a comprehensive municipal representative network in the U.S., providing us with a unique ability to influence specifications and the basis of design for new treatment facilities. As of September 30, 2020, we had active relationships with more than 200 OEM partnerships and managed approximately 250 channel partners.

Research, Development and Engineering
We utilize a disciplined, stage-gate process consisting of development, field test, commercialization, supply chain and sourcing decisions to identify and develop new technologies to commercialize, focus our efforts on and engage early with supply chain management to promote profitability. We focus on tuck-in acquisitions as additional resources for new product innovation and development.
As of September 30, 2020, our global research, development and engineering footprint includes seven facilities located in the U.S., the United Kingdom, the Netherlands, Germany and India, staffed with managers, scientists, researchers, engineers and technicians, along with partnerships spanning leading universities research centers and other outside agencies.
Information Technology
Our information technology systems consist of enterprise management, e-commerce, customer relationship and field service management, customer quoting and billing, environmental compliance, business and operational support, and procurement and sales force management systems. We continue to focus on integrating our acquisitions onto our enterprise platform, standardizing our global processes and implementing cyber-security protections. In 2020, we enhanced our customer relationship and field service management platform to enable our field sales team to better service our customers.  The shift from our initial WaterOne® service platform to the next generation platform is complete, and we expect this will provide enhanced alerts, monitoring and visibility of customer installations.  We have nearly completed our infrastructure standards deployment globally, and we continue to update our information technology infrastructure through investments focused on cost efficiencies, reliability, functionality, scalability and security. We intend to continue our digital transformation with a focus on process ownership, predictive analytics and expansion of our e-commerce capabilities.

Intellectual Property
Our intellectual property and proprietary rights are important to our business. As of September 30, 2020, we have approximately 1,300 granted or pending patents (after giving effect to patents transferred as a result of acquisitions and dispositions to date). We undertake to strategically and proactively develop our intellectual property portfolio by pursuing patent protection, obtaining copyrights and registering our trademarks in the U.S. and in foreign countries. We currently rely primarily on patent, trademark, copyright and trade secret laws, and control access to our intellectual property through license agreements, confidentiality procedures, nondisclosure agreements with third parties, employment agreements and other contractual rights, to protect our intellectual property rights.

Competition
Our industry is highly fragmented and includes a number of regional and niche offering focused competitors. Competition is largely based on product performance, reliability and innovativeness of products, services and solutions, application expertise and process knowledge, brand reputation, energy and water efficiency, product compliance with regulatory and environmental requirements, product lifecycle cost, scalability, timeliness of delivery, the proximity of service centers to our customers, effectiveness of our distribution channels and price. Within each of our segments and the various businesses that comprise them, we compete with a fragmented range of companies, but do not have any individually key competitors.

Backlog
Backlog represents the expected future revenue for unfulfilled and remaining performance obligations for capital projects where neither Evoqua nor the customer can terminate the contract without penalty. As of September 30, 2020, our backlog was approximately $165.6 million.

Human Capital Resources
As of September 30, 2020, we had approximately 4,020 employees. Of these employees, approximately 57% were full-time salaried level staff and the remaining employees consisted of a mix of full-time and part-time hourly workers.

Approximately 77% of our employees work in our U.S. operations and approximately 23% work in foreign operations. None of our facilities in the U.S. or Canada are covered by collective bargaining agreements. As is common in Germany and the Netherlands, our employee populations there are represented by works councils.
Our talent and culture are critical to our success. Our human capital management philosophy and objectives focus on creating a high performance culture in which our employees are highly enabled to deliver, highly empowered to succeed and highly accountable to lead. We seek to achieve our objectives through various employee engagement and talent development efforts. Our employee engagement efforts include our weekly company-wide newsletter and frequent all-employee town hall meetings, through which we aim to keep our employees well-informed and to increase transparency, and employee engagement surveys through which we incorporate critical employee feedback into our culture, operations and strategic plans. Our talent development efforts span across all levels of our organization, including an internship program through which we have developed strong relationships with multiple universities to attract skilled workers and assess future talent, our Leadership Development Program, a 24-month program in which future leaders participate in cross-functional rotations intended to develop their capabilities through organization-wide exposure, and our Leading at Evoqua program, a six-month customized development program in which cohorts of selected leaders throughout our organization interact closely with executive team sponsors and external facilitators to focus on self-awareness, management styles and leadership capabilities.
Our success also depends on our ability to attract, engage and retain a diverse group of employees. Our Code of Ethics and Business Conduct prohibits discrimination in our hiring and promotional practices based on race, color, creed, religion, national origin, ancestry, sex, age, physical or mental disability, marital status, pregnancy, genetic information, sexual orientation, gender identity, veteran or military status or any other category protected under applicable law. In fiscal 2020, we conducted a Global Leadership Gender and Pay Analysis, the results of which were reviewed with our senior leadership. This analysis included a review by function and level, as well as STEM education levels, to correlate fair share diversity. From the analysis, we found that at a macro scale, we have relative pay equity across the genders of the groups surveyed. We embrace diversity and inclusion not only in our employment practices but also in our director selection. Since October 2018, our Corporate Governance Guidelines have provided that diverse candidates, including women and minorities, must be included in each pool of candidates from which we select new directors, otherwise known as the “Rooney Rule.” Forty percent of our current Board members self-identify as diverse, in terms of race, ethnicity or gender.
As the COVID-19 pandemic forced companies globally to reassess operations and reconsider near-term priorities, we remained focused on protecting the safety of our employees and managing the business to preserve our workforce. Health and well-being, financial stability and job security are top concerns for employees during these unprecedented times, and we have focused on addressing those concerns in meaningful ways. Through careful business management, including measures to reduce costs and increase cash conservation and liquidity, to date we have avoided layoffs, furloughs and salary reductions among our workforce. As an essential business, it was critical for us to maintain continuity of operations throughout our service branch network and manufacturing facilities, and to do so we acted quickly to obtain the personal protective equipment and to implement policies and procedures necessary to allow our employees to work safely. As a result, we have been able to maintain to date the continuity of our service branch network and manufacturing facilities without closures.
Insurance
We maintain insurance policies to cover directors’ and officers’ liability, fiduciary, crime, cyber, property, business interruption, cargo, workers’ compensation, automobile, general liability, environmental, umbrella and excess liability insurance.
All of our insurance policies are with third party carriers and syndicates with financial ratings of an A or better. We and our global insurance broker regularly review our insurance policies and believe the premiums, deductibles, coverage limits and scope of coverage under such policies are reasonable and appropriate for our business. The continued availability of appropriate insurance policies on commercially reasonable terms is important to our ability to operate our business and to maintain our reputation. See Item 1A, “Risk Factors.”

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

Environmental Matters
The geographic breadth of our facilities and the nature of our operations subject us to extensive environmental, health and safety laws and regulations in jurisdictions throughout the world. Such laws and regulations relate to, among other things, emissions to air, the treatment and discharge of drinking water and wastewater, the discharge of hazardous materials into the environment, the handling, storage, use, transport, treatment and disposal of hazardous materials and solid, hazardous and other wastes, product safety and workplace health and safety. These laws and regulations impose a variety of requirements and restrictions on our operations and the products we distribute. The failure by us to comply with these laws and regulations could result in fines, penalties, enforcement actions, third party claims, damage to property or natural resources and personal injury claims, requirements to investigate or cleanup property or to pay for the costs of investigation or cleanup or regulatory or judicial orders requiring corrective measures, including the installation of pollution control equipment, remedial actions or the pulling of products from the market, and could negatively impact our reputation with customers. We are not aware of any pending environmental compliance or remediation matters that, in the opinion of management, are reasonably likely to have a material effect on our business, financial condition, results of operations or prospects. However, environmental, health and safety laws and regulations applicable to our business, the products we distribute, the services we provide and the business of our customers, and the interpretation or enforcement of these laws and regulations, are constantly evolving and it is impossible to predict accurately the effect that changes in these laws and regulations, or their interpretation or enforcement, may have upon our business, financial condition, results of operations or prospects. Should environmental, health and safety laws and regulations, or their interpretation or enforcement, become more stringent, our costs could increase‑ and significant capital expenditures or operational restrictions could be required, which may have an adverse effect on our business, financial condition, results of operations or prospects. However, such increased stringency could also increase demand for our products, services and solutions, which assist various industries and municipalities in meeting environmental and safety requirements for the treatment and discharge of drinking water and wastewater. In addition, increased public awareness of the presence and human health impacts of manmade chemicals and naturally occurring contaminants in drinking water may increase demand for our municipal service offerings. Correspondingly, if stringent laws or regulations are delayed or are not enacted, or repealed or amended to be less stringent, or enacted with prolonged phase‑in periods, or not enforced, then demand for our products and services may also be reduced.
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

Available Information
We are subject to the informational requirements of the Exchange Act, and in accordance therewith, we file reports, proxy and information statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as our sustainability reports, are available through the “Investors” section of our website at www.evoqua.com. Reports are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The information contained on our website is not incorporated by reference into this Annual Report.
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
Summary Risk Factors
Some of the factors that could materially and adversely affect our business, financial condition, results of operations or prospects include, but are not limited to, the following:

•
the effects of the COVID-19 pandemic could materially and adversely affect our business, results of operations and financial condition, including by, among other things, decreasing customer demand for our products and services, limiting our access to our customers’ sites, putting at risk our ability to collect from customers amounts due for products and services, limiting our suppliers’ ability to provide to us the materials that we need to deliver to our customers, requiring us to suspend or reduce operations in the event of an outbreak among our service technicians or employees at our manufacturing facilities, or increasing uncertainty in the equity markets which may impact our ability to access the capital markets or our usual sources of liquidity on reasonable terms;

•	our financial results depend on successful project execution and may be adversely affected by cost overruns, failure to meet customer schedules or other execution issues;

•	we may incur liabilities to customers as a result of warranty claims or failure to meet performance guarantees, which could reduce our profitability;

•
our inability to meet our customers’ safety standards or adverse publicity affecting our reputation as a result of workplace accidents or other incidents could have a material adverse effect on our sales and profitability;

•
our future growth is dependent upon our ability to continue to develop or acquire new products, services and solutions and adapt our business to meet the demands of our customers, comply with changes to government regulations and achieve market acceptance with acceptable margins;

•	our growth strategy includes growth through acquisitions, and we may not be able to identify suitable acquisition targets or otherwise successfully implement our growth strategy;

•
we may have difficulty operating or integrating any acquired businesses, assets or product lines profitably due to our failure to manage the growth effectively, the interruption of, or delays in, the operation of our existing business or other factors within or beyond our control;

•
we may not achieve expected benefits of our restructuring actions, including restructuring our business into two segments, which may result in additional restructuring charges if we are unable to operate within our plans;

•
material and other cost inflation and our inability to mitigate the impact of inflation by increasing selling prices and improving our productivity efficiencies could reduce our operating margins and adversely affect our business;

•	our inability to accurately predict the timing of contract awards may cause our financial results to fluctuate from period to period;

•
delays in enactment or repeals of environmental laws and regulations may make our products, services and solutions unnecessary or less economically beneficial to customers, adversely affecting demand for our offerings;

•	we may become subject to claims relating to handling, storage, release or disposal of hazardous materials and could incur significant costs as a result;

•
our inability to successfully retain our existing senior management and other key personnel or to attract and retain new qualified personnel could materially and adversely impact our ability to operate or grow our business;

•
a disruption in the continuous and reliable operation of our information technology systems and digital monitoring technologies may materially and adversely affect our operations and result in loss of revenue, data breaches, remediation costs, increased cybersecurity costs or non-compliance with certain laws and regulations, which may result in litigation or reputational damage;

•	we may be exposed to litigation, regulatory or enforcement actions and reputational risk as a result of the nature of our business or our participation in large‑scale projects;

•	seasonality of sales and weather conditions may adversely affect, or cause volatility in, our financial results;

•
risks related to government customers, including challenges to our government contracts or our eligibility to serve government customers and the potential for our contracts with government customers to be terminated or adversely modified prior to completion could materially adversely impact our business and financial condition;

•
foreign, federal, state and local environmental, health and safety laws and regulations impose substantial compliance requirements on our operations, and our operating costs could be significantly increased by new or stricter regulatory standards imposed by environmental agencies or other governmental authorities;

•
our international sales and operations, including our operations in China, may present additional risks, including, but not limited to, changes to trade protection measures, taxation policies or other laws and regulations, disruptions in our global supply chain, currency exchange rate fluctuations, restrictions on currency repatriation, safety and security considerations, labor disturbances and political instability;

•
our inability to adequately protect our intellectual property from third‑party infringement, or claims that we are infringing on a third party’s intellectual property rights, may result in competitive harm, the expenditure of significant time and resources enforcing our rights or defending against such claims, or restrictions on our sale of products or services;

•	our substantial indebtedness could adversely affect our financial condition and limit our ability to raise additional capital to fund our operations;

•
we require a significant amount of cash to service our indebtedness, and if we do not generate sufficient cash flow from operations to service our debt, we may have to refinance or restructure our debt, sell assets or seek to raise additional capital, which depends on many factors beyond our control;

•
because AEA holds a significant percentage of our common stock, it may influence major corporate decisions, and the interests of AEA and its affiliates, including certain of our directors, may conflict with the interests of the Company and our shareholders; and

•	general global economic conditions and our inability to compete successfully in our markets may materially and adversely affect demand for our products, services and solutions.
Risks Related to the COVID-19 Pandemic
The COVID-19 pandemic and other future public health crises or pandemics could materially and adversely affect our business, results of operations and financial condition.
The COVID-19 pandemic has caused a global economic slowdown, as efforts to control the spread of the virus have resulted in mandatory closures of certain businesses, “shelter in place” and “stay at home” orders forcing employees to work remotely, significant travel restrictions and global supply chain disruptions. Given the evolving nature of this unprecedented pandemic, the ultimate impact on our operations cannot be reasonably estimated at this time. The pandemic and the measures implemented to control its spread have impacted and will likely continue to impact certain of our customers’ and suppliers’ operations, some of whom may face extended financial hardships. Depending on the extent of the impact, this could decrease customer demand for our products and services, limit our access to our customers’ sites and put at risk our ability to collect from customers amounts due for products and services provided to them. Similarly, it could limit our suppliers’ ability to provide to us the materials that we need to manufacture and deliver certain products to our customers, in which case we may need to seek alternate suppliers, which could result in cost increases and delays in shipments. These impacts on our customers and suppliers could negatively affect our liquidity, sales and profitability and have a material adverse effect on our overall business and financial condition.
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
The equity markets in the United States have experienced volatility due to the COVID-19 pandemic and as a result, the market price of our common stock may decline. Additionally, any increased uncertainty may result in a sustained global recession and may impact our ability to access the capital markets and our usual sources of liquidity on reasonable terms, or at all.
The future impact of this pandemic is highly uncertain and cannot be predicted. If COVID-19 continues to spread, or if the duration of the disruption is prolonged, our business, financial condition, results of operations or prospects could be materially adversely affected. Even after the COVID-19 outbreak has subsided, we may continue to experience impacts to our business and our financial results in subsequent periods due to the pandemic’s impact on the global economy and on certain markets that we serve. Because this pandemic is unprecedented and continuously evolving, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or not presently considered to be a significant risk to our operations.
Risks Related to our Business and Operations
Our financial results depend on successful project execution and may be adversely affected by cost overruns, failure to meet customer schedules or other execution issues.
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
Water may be subject to contaminants, including PFAS, PFOA, selenium, micro-plastics, hazardous chemicals, or pathogens that cause a number of illnesses, including cholera, typhoid fever, giardiasis, cryptosporidiosis, amoebiasis and free living amoebic infections. Such contaminants or pathogens may be found in the environment, and, as a result, there is a risk that they could become present in water treated using our systems or products. In applications where treated water enters the human body, illness and death may result if such contaminants or pathogens are not eliminated during the treatment process. In particular, such contamination could result from failing to properly treat reusable products before they are distributed to our customers, or from actions taken by our customers or other third parties using our products, which could result in material liability. Further, any pandemic or other public health crisis, including those involving non‑waterborne illnesses, might adversely impact our business by diminishing the public trust in water and wastewater treatment facilities or by causing customers to seek sources of water other than those processed using our systems or products. The potential impact of a contamination of water treated using our products, services or solutions is difficult to predict and could lead to an increased risk of exposure to product liability claims, increased scrutiny by federal and state regulatory agencies and negative publicity. Further, an outbreak of disease in any one of the municipal markets we serve could result in a widespread loss of customers across other such markets.
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
We routinely evaluate potential acquisition candidates and engage in discussions and negotiations regarding potential acquisitions; however, even if we execute a definitive agreement for an acquisition, there can be no assurance that we will consummate the transaction within the anticipated closing timeframe, or at all. Further, acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of our tangible book value and earnings per common share may occur in connection with any future transaction.
We may have difficulty operating or integrating any acquired businesses, assets or product lines profitably, or in successfully implementing our growth strategy.
The anticipated benefits from any potential acquisitions may not be achieved unless the operations of the acquired business assets or product lines are successfully integrated in an efficient, effective and timely manner. The integration of our acquisitions will require substantial attention from management and operating personnel to ensure that the acquisition does not disrupt any existing operations or affect our customers’ opinions and perceptions of our services, products or customer support.

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
We may not achieve some or all of the expected benefits of our restructuring actions, including restructuring our business into two segments, which may materially adversely affect us.
Effective October 1, 2018, we restructured our business into two reportable operating segments, the Integrated Solutions and Services segment and the Applied Product Technologies segment, in an effort to better serve the needs of our customers worldwide and position ourselves for improved long-term growth and profitability. We have also taken certain restructuring actions following our divestiture of the Memcor product line, which closed on December 31, 2019. These restructuring actions have included consolidation of certain facilities. We expect these actions to result in efficiencies and cost savings, however, achieving these cost savings will be subject to significant economic, competitive and other uncertainties, some of which are beyond our control, and we may not be able to obtain the cost savings and benefits that we currently anticipate in connection with these restructuring actions. Our assumptions may not be accurate and we may not be able to operate in accordance with our plans. In that case, we may determine that we must incur additional restructuring charges. These types of initiatives could yield unintended consequences such as distraction of our management and employees, business disruption, attrition beyond any planned reduction in workforce, inability to attract or retain key personnel and reduced employee productivity, which could materially adversely affect our business, financial condition and results of operations.
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
Delays in enactment or repeals of environmental laws and regulations may make our products, services and solutions unnecessary or less economically beneficial to our customers, adversely affecting demand for our products, services and solutions.
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

Failure to retain our existing senior management, skilled technical, engineering, sales and other key personnel or the inability to attract and retain new qualified personnel could materially and adversely impact our ability to operate or grow our business.
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
We currently have operations and source and manufacture certain of our materials and products for global distribution from third‑party suppliers and manufacturers in China. Operating in China exposes us to political, legal and economic risks, as well as risks resulting from disease or public health crises. Our ability to operate in China may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits and other matters, and we may not obtain or retain the requisite legal permits to continue to operate in China or we may become subject to costs or operational limitations imposed in connection with obtaining and complying with such permits. While we believe that we have adequate controls and processes established in our China operations, we may experience difficulty in maintaining management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. and international standards. We may also experience difficulty in managing relations with our employees, distributors, suppliers or customers, with whom disagreements or conflicts of interest could materially adversely affect our operations or our ability to source and manufacture certain of our materials and products in China. Further, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. Any of these factors could have a material adverse effect on our business, financial condition, results of operations or prospects.
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
Global oil markets have recently experienced significant volatility and dramatic decreases in spot prices due to decreased demand resulting from the COVID-19 pandemic and increased supply resulting from aggressive increases in production of oil by Saudi Arabia and Russia. As a result of this volatility in global oil markets, certain of our customers have delayed orders and we have experienced decreased demand for our products and services from customers in the oil and gas industry. Although these delays and decreases in demand did not have a material effect on our results of operations in the fiscal year ended September 30, 2020, if such volatility continues, it could have a material adverse effect on our business, results of operations, financial condition and prospects.
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
Our industry is highly fragmented and localized.
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
Risks Related to Financial or Operating Results
Our financial results may fluctuate from period to period and can be difficult to predict.
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
We have a significant amount of goodwill and purchased intangible assets on our balance sheet as a result of the Acquisition in 2014 and subsequent acquisitions we have completed. As of September 30, 2020, the net carrying value of our goodwill and other indefinite‑lived intangible assets totaled approximately $431.4 million. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of indefinite‑lived intangible assets represents the federal hazardous waste treatment management permits obtained for locations operated by the Company. We do not amortize goodwill and indefinite‑lived intangible assets that we expect to contribute indefinitely to our cash flows, but instead we evaluate these assets for impairment at least annually, or more frequently if changes in circumstances indicate that a potential impairment could exist. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may impair our goodwill and other indefinite‑lived intangible assets. Any charges relating to such impairments could materially adversely affect our financial condition and results of operations.
Risks Related to Information Technology and Cybersecurity
We are increasingly dependent on the continuous and reliable operation of our information technology systems, and a disruption of these systems could materially and adversely affect our business.
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
Our WaterOne® services are provided using remote monitoring technology that is connected to the “Internet of Things” (IoT), which is inherently susceptible to cyber-attacks. A successful attack may result in inappropriate access to our or our customers’ information or systems or cause our products to function improperly. Additionally, the systems through which we provide our WaterOne® services use electronic software embedded into a control board and water meter. This software or the control board could malfunction for a variety of reasons including, without limitation, exposure to software bugs, extreme heat or cold, corrosive water or simple wear and tear. A malfunction could result in our inability to operate the system effectively or to collect revenue for the services in a timely fashion. Finally, our IoT systems rely on third party cellular providers for data transport services. A disruption in service by a cellular provider could adversely affect our ability to monitor our assets, which could result in a loss of revenue, failure to fulfill contractual obligations and additional costs to repair damages.
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
Such incidents may result in the loss or compromise of customer, financial or operational data, disruption of billing, collections or normal field service activities, disruption of data analytics and electronic monitoring and control of operational systems and delays in financial reporting and other normal management functions. Possible impacts associated with a cybersecurity incident may include loss of revenue, remediation costs related to lost, stolen, or compromised data, repairs to infrastructure, physical systems or data processing systems, increased cybersecurity protection costs, or adverse effects on our compliance with regulatory and environmental laws and regulations, including standards for drinking water, which may result in litigation and reputational damage.
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
We are subject to laws, rules and regulations in the United States (such as the California Consumer Protection Act (“CCPA”)), and other countries relating to the collection, use and security of employee and other data. Our ability to execute transactions and to possess and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require us to notify regulators and customers, employees and other individuals of a data security breach, including in the European Union under the EU General Data Protection Regulation, or the GDPR. Evolving compliance and operational requirements under the GDPR, the CCPA, and the privacy laws of other jurisdictions in which we operate impose significant costs that are likely to increase over time.

Risks Related to Regulatory and Tax Compliance
The cost of complying with complex governmental regulations applicable to our business, sanctions resulting from non‑compliance or reduced demand resulting from certain changes in regulations could increase our operating costs and reduce our profit.
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

Changes to tax laws may have a material adverse impact on our business.
We are subject to income taxes and non-income taxes in the United States by federal, state and local tax authorities. Changes to tax laws and regulations in any of the jurisdictions in which we operate, or in the interpretation of such laws, could significantly increase our effective tax rate and have a material adverse impact on our business, financial condition, cash flows and results of operations. For example, the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”), enacted on December 22, 2017, significantly changed how corporations are taxed in the U.S., which has an ongoing impact on our provision for income taxes. Certain aspects of the Tax Act have been modified by subsequent legislation, such as the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). We cannot predict when or to what extent any U.S. federal tax laws, regulations, interpretations, or rulings clarifying the Tax Act or the CARES Act will be issued or the impact of any such guidance on the Company. The Tax Act and other changes in tax laws or regulations in the jurisdictions in which we do business, including the United States or various states and local jurisdictions, could have a material adverse impact on our business, financial condition, cash flows and results of operations.
Our ability to use our net operating loss carryforwards may be limited.
As of September 30, 2020, we had approximately $172.0 million of U.S. federal and state net operating loss carryforwards (“NOLs”). Our federal NOLs begin to expire in 2035 while certain state NOLs began to expire in 2019. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. We have a full valuation allowance against the NOLs. In addition, U.S. tax reform imposes certain limitations on a corporation’s ability to offset its future income with its NOLs. The legislation reduces the U.S. corporate tax rate, which would result in a reduction of the expected cash tax benefit that would arise from any future utilization of our NOLs. Finally, Section 382 of the IRC (“Section 382”), generally imposes an annual limitation on the amount of taxable income that may be offset by NOLs when a corporation has undergone an “ownership change” (as determined under Section 382). Generally, a corporation experiences such an ownership change if the percentage of its stock owned by its “5‑percent stockholders,” as defined in Section 382, increases by more than 50 percentage points (by value) over a three‑year period. Any unused annual limitation may, subject to certain limitations, be carried over to later years. We may undergo an ownership change in the future, including an ownership change as a result of the combined effect of our initial public offering and future equity offerings, which could result in an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long‑term tax‑exempt rate as defined in Section 382, increased or decreased under certain circumstances as a result of built‑in gains or losses in our assets existing at the time of the ownership change. A limitation arising from an ownership change could prevent the Company from utilizing our NOLs prior to their expiration. Future ownership changes or regulatory changes could further limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this could adversely affect our operating results and cash flows.
Changes in our effective tax rates may adversely affect our financial results.
Our overall effective tax rate is computed by dividing total tax expense by our total earnings before tax. Tax expense is provided on a jurisdictional or legal entity basis. We offer our products, services and solutions in more than 100 countries. Given the global nature of our business, a number of factors may increase our future effective tax rates, including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the realizability of tax losses and other deferred tax assets and the change in any related tax valuation allowances provided or reversed;

•	sustainability of historical income tax rates in the jurisdictions in which we conduct business; and

•	the resolution of issues arising from tax audits with various tax authorities.
Any significant increase in our future effective tax rates could reduce net income for future periods.
Risks Related to our Channels to Market
The loss of, or disruption in, our ability to efficiently operate our distribution network could have a material adverse impact on our business.
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
Risks Related to Government Contracts
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
Risks Relating to Our Indebtedness
Our substantial indebtedness could adversely affect our financial condition and limit our ability to raise additional capital to fund our operations.
We have a significant amount of indebtedness. As of September 30, 2020, we had total indebtedness of $885.5 million, including $819.3 million of borrowings under our term loan facility, no borrowings under our revolving credit facility, $63.9 million in borrowings related to equipment financings, $0.6 million of notes payable related to certain equipment related contracts and $1.7 million in borrowings related to financing our purchase of our facility in Schiedam, Netherlands. We also had $13.0 million of letters of credit issued under our $125.0 million revolving credit facility and an additional $52 thousand of letters of credit issued under a separate uncommitted facility as of September 30, 2020.
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

We and our subsidiaries may be able to incur additional indebtedness in the future, which may be secured. While the agreement governing our senior secured credit facilities limits our ability and the ability of our subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and thus, notwithstanding these restrictions, we may still be able to incur substantially more debt. In addition, provided that no default or event of default (as defined in the agreement governing our senior secured credit facilities) has occurred and is continuing, we have the option to add one or more incremental term loan or revolving credit facilities or increase commitments under our revolving credit facility by an aggregate amount which does not cause our total first lien net leverage ratio, on a pro forma basis (in each case, as defined in the agreement governing our senior secured credit facilities), to exceed 4.50 to 1.00, plus up to an additional $100.0 million (excluding incremental revolving credit facilities or increases under our revolving credit facility in an aggregate principal amount not to exceed $30.0 million) (all of which remains available as of September 30, 2020). To the extent that we incur additional indebtedness, the risks that we now face related to our substantial indebtedness could increase.
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
Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. Interest rates are still near historically low levels and are projected to rise in the future. If interest rates rise, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed may remain the same, and our net income and cash flows will correspondingly decrease. Assuming no prepayments of the term loan facility (which had $819.3 million outstanding as of September 30, 2020) and that our revolving credit facility was fully drawn, each 0.125% change in interest rates would result in an approximate change of $1.2 million in annual interest expense on the indebtedness under our senior secured credit facilities. We entered into an interest rate swap during the third quarter of fiscal 2020 to mitigate risks associated with variable rate debt. The interest rate swap became effective June 30, 2020, has a term of five years to hedge the variability of interest payments on the first $500.0 million of the Company’s senior secured debt and provides for a fixed rate of 0.55%.

In addition, in the third quarter of fiscal 2020, the Company terminated the interest rate cap it had entered effective November 28, 2018. The LIBOR interest rate cap covered a notional amount of $600.0 million of the Company’s senior secured debt, was effective for a period of three years and had a strike rate of 3.5%.
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
LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. We use LIBOR as a reference rate to calculate interest rates under our revolving credit facility and our term loan facility, which are scheduled to mature in December 2022 and December 2024, respectively. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by Treasury securities, and has proposed a paced market transition plan to SOFR. Our senior secured credit facilities do not include specific references to SOFR as a replacement for LIBOR, and whether or not SOFR or another alternative reference rate attains market traction as a LIBOR replacement tool remains in question. Additionally, it is uncertain if LIBOR will cease to exist after calendar year 2021, or whether additional reforms to LIBOR may be enacted, or whether alternative reference rates will gain market acceptance as a replacement for LIBOR. If LIBOR ceases to exist, we will need to agree upon a replacement index with banks under our senior secured credit facilities, and certain of the interest rates under such agreements may change. The new rates may not be as favorable to us as those in effect prior to any LIBOR phase-out.
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
The trading price of our common stock could be volatile, and our shareholders could lose all or part of their investment. We cannot provide any assurance that an active public market for our common stock will be sustained. Volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock incentive awards. The following factors, in addition to other factors described in this “Risk Factors” section and elsewhere in this Annual Report, may have a significant impact on the market price of our common stock:

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
AEA currently owns approximately 16.6% of our common stock. As a result, although we are no longer a controlled company, AEA will continue to be able to influence matters requiring approval by our shareholders and/or our board of directors, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions. See Item 13, “Certain Relationships and Related Party Transactions.”
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
Two of our ten directors are currently affiliated with AEA. These persons have fiduciary duties to both us and AEA. As a result, they may have real or apparent conflicts of interest on matters affecting both us and AEA, which in some circumstances may have interests adverse to ours. In addition, our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply with respect to us, to AEA or certain related parties or any of our directors who are employees of AEA or its affiliates in a manner that would prohibit them from investing in competing businesses or doing business with our customers. AEA or its affiliates may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. To the extent they invest in such other businesses, AEA and its affiliates, including affiliates of AEA who serve on our board of directors, may have interests that differ from those of our other shareholders.
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
Holders of an aggregate of approximately 34,420,498 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. Registration of these shares under the Securities Act, would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these shareholders could have a material adverse effect on the trading price of our common stock.
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
General Risk Factors

General global economic and business conditions may materially adversely affect demand for our products, services and solutions.
We compete in various end markets and geographic regions around the world. Among these, the most significant are global industrial, commercial and municipal markets. In fiscal 2020, 86% and 14% of our revenue was generated in North America and the rest of world, respectively. We have experienced, and expect to continue to experience, fluctuations in revenues and operating results due to economic and business cycles. Important factors for our businesses and the businesses of our customers, both in the U.S. and abroad, include local and global macroeconomic conditions, commodity prices, energy prices, the timing of projects, the overall strength of and our customers’ confidence in the economy, industrial and governmental capital spending, governmental fiscal and trading policies, global environmental and regulatory policies, the strength of the residential and commercial real estate markets, unemployment rates, consumer spending, availability of financing, interest rates, tax rates, changes in tax laws and political conditions. The businesses of many of our industrial customers are, to varying degrees, cyclical, and have experienced periodic downturns. While we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, any of the above factors, individually or in the aggregate, or a significant or sustained downturn in a specific end market or geographic region, could materially reduce demand for our products, services and solutions.
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
We offer our products, services and solutions in highly competitive markets. We believe the principal points of competition in our markets are product performance, reliability and innovation of our solutions, application expertise and process knowledge, brand reputation, energy and water efficiency, product compliance with environmental and regulatory requirements, product lifecycle cost, scalability, timeliness of delivery, proximity of service centers to our customers, effectiveness of our distribution channels and price. Maintaining and improving our competitive position will require successful management of these factors, including continued investment by us in research and development (including acquisition of technology through transactions), engineering, marketing, customer service and support and our distribution networks. Our future growth rate depends upon our ability to compete successfully, which is impacted by a number of factors, including our ability to (i) identify emerging technological trends in our target end markets, (ii) develop and maintain a wide range of competitive and appropriately priced products, services and solutions, (iii) enhance and differentiate our products from those of our competitors, (iv) develop and drive commercial acceptance of compelling new products quickly and cost‑effectively, (v) ensure that our products, services and solutions remain cost‑competitive, even when faced with rising commodity costs, (vi) attract, develop and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop and sell new technologies and products and (vii) execute projects in a cost-effective manner according to the schedules required by our customers.Further, many of our customers actively monitor and review our company‑wide safety record, and apply rigorous safety standards to us and our competitors. Although we take precautions to prevent workplace accidents and mechanical failures, such incidents are difficult to predict and may be outside of our control. If we are unable to meet our customers’ stringent workplace safety standards, or if our customers perceive us to have a poor safety record, it could materially impact our ability to retain their business or attract new business.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of September 30, 2020, we operate 160 locations located in the United States, Canada, the United Kingdom, the Netherlands, Germany, Australia, China, Singapore, India and Korea, including 13 manufacturing facilities, 7 research and development facilities and 92 service branches. We own 20 of these properties and lease the remaining 140 properties. The manufacturing and research and development facilities support both our ISS and APT segments globally.  The service branches primarily support our ISS segment.  Our North American presence includes 11 resin regeneration plants, 3 carbon reactivation plants and 1 wastewater ion exchange facility. As of September 30, 2020, the aggregate covered square footage of our facilities is equal to approximately 3.4 million square feet.

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

In November 2018, a purported shareholder of the Company filed a class action lawsuit, captioned McWilliams v. Evoqua Water Technologies Corp., Case No. 1:18-CV-10320, in the United States District Court for the Southern District of New York alleging that the Company and senior management violated federal securities laws by issuing false, misleading, and/or omissive disclosures in the period leading up to the Company’s October 30, 2018 announcement of, among other things, (a) preliminary results for the full-year fiscal 2018 that were below previous expectations and (b) a transition from a three-segment structure to a two-segment operating model.  In January 2019, the court appointed lead plaintiffs and lead counsel and re-captioned the action as In re Evoqua Water Technologies Corp. Securities Litigation (the “Securities Litigation”). In March 2019, lead plaintiffs filed an amended complaint, which asserts claims pursuant to the Securities Exchange Act of 1934 and the Securities Act of 1933 against the Company, members of the Company’s board of directors, senior management, a former executive, AEA, and the underwriters of the Company’s IPO and secondary public offering. The amended complaint alleges that the defendants violated federal securities laws by issuing false, misleading, and/or omissive disclosures concerning the Company’s integration of acquired companies, the Company’s reduction-in-force, and the Company’s financial results of operations. The lawsuit seeks compensatory damages in an unspecified amount and an award of costs and expenses to the plaintiff and class counsel.  In March 2020, the Court granted the defendants’ motion to dismiss a portion of the claims, dismissing all claims predicated on supposedly intentional misstatements or omissions, which were brought under the Securities Exchange Act of 1934. The claims that remain are those brought under the Securities Act of 1933. The Company has filed an answer denying the material allegations of the complaint, and discovery is now underway. The Company believes that this lawsuit is without merit and intends to vigorously defend itself against the allegations.

In April 2019, another purported shareholder of the Company filed a derivative lawsuit in the United States District Court for the Western District of Pennsylvania, captioned Dallas Torgersen v. Ronald C. Keating, Case No. 2:19-CV-410. The complaint names as defendants the Company’s CEO & CFO, as well as members of the Company’s board of directors, and it names the Company as a nominal defendant. The complaint alleges, among other things, that the individual defendants violated federal securities laws by issuing false, misleading, and/or omissive disclosures in the period leading up to the

Company’s October 30, 2018 disclosures, and that they breached their fiduciary duties to the Company. The lawsuit seeks compensatory damages in an unspecified amount, an award of costs and expenses, restitution from the individual defendants, and an order directing the Company and the individual defendants to take unspecified actions to reform and improve the Company’s corporate governance and internal procedures. The Company believes that this lawsuit is without merit and intends to vigorously defend itself against the allegations. In June 2019, the Court entered an order staying the lawsuit pending resolution of the Securities Litigation.

In July 2020, a different purported shareholder of the Company filed a second shareholder derivative lawsuit ostensibly on behalf of the Company in the United States District Court for the Western District of Pennsylvania, captioned Robert Hyams v. Ronald C. Keating, Case No. 2:20-CV-1112. The complaint is similar to the one in Torgersen but also names as defendants AEA and a number of its affiliated entities. In September 2020, the court issued an order consolidating the Torgersen and Hyams cases under the caption In re Evoqua Water Technologies Corp. Derivative Litigation (the “Derivative Litigation”), and staying the consolidated lawsuit pending resolution of the Securities Litigation.

In February 2020, yet another purported shareholder of the Company sent a letter to the board of directors demanding that it investigate and bring claims against various directors and officers for the same matters that were already the subject of the Securities Litigation and the Torgersen derivative litigation. Although no lawsuit has yet been filed by this purported shareholder, the shareholder agreed to stay matters on terms similar to what was agreed in the Derivative Litigation.

In October 2020, the Company learned that the SEC and the United States Attorney’s Office for the District of Massachusetts are investigating whether financial misstatements were made in the Company’s public filings and earnings announcements prior to October 2018, similar to what is alleged in the Securities Litigation. The Company is cooperating with those investigations. Although the Company is unable to predict the outcome or reasonably estimate any potential loss, we currently believe that this matter will not have a material adverse effect on our business, financial condition, results of operations or prospects.

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
        As of October 31, 2020, there were 59 holders of record of the Company’s common stock, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number.
Dividend Policy
        No dividends were paid to shareholders during the years ended September 30, 2020, 2019 or 2018. The Company currently intends to retain all of its future earnings, if any, to finance operations, development and growth of its business and repay indebtedness. Most of the Company’s indebtedness contains restrictions on the Company’s activities, including paying dividends on its capital stock. See Note 11, “Debt” in Part II, Item 8 of this Annual Report on Form 10-K. Any future determination relating to our dividend policy will be made at the discretion of the Company’s board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that the board of directors may deem relevant.
Unregistered Sales of Equity Securities and Use of Proceeds
None.

Stock Performance Graph
The following graph shows a comparison of cumulative total return to holders of shares of Evoqua’s common stock against the cumulative total return of S&P Small Cap 600 Index and S&P Small Cap 600 / Utilities Index from market close on November 2, 2017 (the first day of trading of our common stock) through September 30, 2020. The comparison of the cumulative total returns for each investment assumes that $100 was invested in Evoqua common stock and the respective indices on November 2, 2017 through September 30, 2020, including reinvestment of any dividends (although no dividends have been declared on our common stock to date). Historical share price performance should not be relied upon as an indication of future share price performance, and we do not make or endorse any predications as to future shareholder returns.
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

	11/2/2017	9/30/2018	9/30/2019	12/31/2019	3/31/2020	6/30/2020	9/30/2020
AQUA	$100	$85	$82	$88	$52	$86	$98
S&P Small Cap 600	$100	$117	$105	$108	$73	$88	$91
S&P Small Cap 600 / Utilities	$100	$100	$113	$109	$98	$92	$82

Item 6.    Selected Financial Data
Our selected historical Consolidated Balance Sheet data presented below as of September 30, 2020 and 2019 and our selected historical Consolidated Statements of Operations and cash flow data presented below for each of the years ended September 30, 2020, 2019, 2018, 2017 and 2016 has been derived from our audited Consolidated Financial Statements. Our selected historical Consolidated Balance Sheet data presented below as of September 30, 2016, 2017 and 2018 has been derived from our audited Consolidated Financial Statements not included in this Annual Report.
The historical results presented below are not necessarily indicative of the results to be expected for any future period. The selected historical consolidated financial data presented below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and related notes thereto contained in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report.

(In millions, except per share amounts)	Year Ended September 30,
	2020	2019	2018	2017	2016
Statement of Operations Data:
Revenue from product sales and services	$1,429.5	$1,444.4	$1,339.5	$1,247.4	$1,137.2
Gross profit	449.8	426.0	404.7	399.7	333.1
Total operating expenses	(342.0)	(371.3)	(345.7)	(332.0)	(302.9)
Net income (loss)	114.4	(8.5)	7.9	6.4	13.0
Net income (loss) attributable to the Company	$113.6	$(9.5)	$6.1	$2.2	$11.6
Income (loss) per share
Basic	$0.97	$(0.08)	$0.05	$0.02	$0.11
Diluted	$0.94	$(0.08)	$0.05	$0.02	$0.11
Cash Flow Data:
Net cash provided by operating activities	$158.4	$125.2	$81.0	$28.5	$31.9
Net cash provided by (used in) investing activities	$12.0	$(94.5)	$(207.0)	$(134.9)	$(344.6)
Net cash (used in) provided by financing activities	$(89.5)	$5.7	$150.6	$114.5	$191.4
Balance Sheet Data (as of end of period):
Cash and cash equivalents	$193.0	$109.9	$82.4	$59.3	$50.4
Total assets	$1,844.5	$1,737.8	$1,663.6	$1,473.3	$1,296.2
Total debt (including current portion)	$876.0	$965.0	$939.6	$889.8	$758.2

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with Item 6, “Selected Financial and Operating Data” and Item 8, “Financial Statements and Supplementary Data,” of this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements” and in Item 1A, “Risk Factors” in this Annual Report. Unless otherwise indicated or the context otherwise requires, all references to the “Company,” “Evoqua,” “Evoqua Water Technologies Corp.,” “EWT Holdings I Corp,” “we,” “us,” “our” and similar terms refer to Evoqua Water Technologies Corp., together with its consolidated subsidiaries. Unless otherwise specified, all dollar amounts in this section are referred to in millions. Our fiscal year ends on September 30 of each year and references in this section to a year refer to our fiscal year. As such, references to: 2020 relates to the fiscal year ended September 30, 2020, 2019 relates to the fiscal year ended September 30, 2019 and 2018 relates to the fiscal year ended September 30, 2018.
Overview and Background
We are a leading provider of mission critical water treatment solutions, offering services, systems and technologies to support our customers’ full water lifecycle needs. With over 200,000 installations worldwide, we hold leading positions in the industrial, commercial and municipal water treatment markets in North America. We offer a comprehensive portfolio of differentiated, proprietary technology solutions sold under several market-leading and well-established brands to our global customer base. We have worked to protect water, the environment and our employees for over 100 years. As a result, we have earned a reputation for quality, safety and reliability and are sought out by our customers to solve the full range of their water treatment needs, and maintaining our reputation is critical to the success of our business.
Our solutions are designed to ensure that our customers have the quantity and quality of water that meets their unique specifications. We enable our customers to achieve lower costs through greater uptime, throughput and efficiency in their operations and support their regulatory compliance and environmental sustainability. We deliver and maintain these mission critical solutions through the largest service network in North America, assuring our customers continuous uptime with 92 service branches as of September 30, 2020. We have an extensive service and support network, and as a result, we have certified Evoqua Service Technicians within approximately a two-hour drive from more than 90% of our industrial North American customers’ sites.
Our vision “to be the world’s first choice for water solutions” and our values of “integrity, customers, performance and sustainable” foster a corporate culture that is focused on establishing a workforce that is enabled, empowered and accountable, which creates a highly entrepreneurial and dynamic work environment. Our purpose is “Transforming water. Enriching life.” We draw from a long legacy of water treatment innovations and industry firsts, supported by more than 1,300 granted or pending patents, which in aggregate are imperative to our business. Our core technologies are primarily focused on removing impurities from water, rather than neutralizing them through the addition of chemicals, and we are able to achieve purification levels which are 1,000 times greater than typical drinking water.
Business Segments
For the year ended September 30, 2020, we served our customers through two segments: Integrated Solutions and Services, a group entirely focused on engaging directly with end users, and Applied Product Technologies, a group focused on developing product platforms to be sold primarily through third party channels. Our segments draw from the same reservoir of leading technologies, shared manufacturing infrastructure, common business processes and corporate philosophies. The key factors used to identify our reportable segments are the organization and alignment of our internal operations, the nature of the products and services and customer type.

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

We evaluate our business segments’ operating results based on income from operations and net income (loss) before interest expense, income tax benefit (expense) and depreciation and amortization (“EBITDA”) on a segment basis. Corporate activities include general corporate expenses, elimination of inter-segment transactions, interest income and expense and other unallocated charges, which have not been allocated to business segments. As such, the segment results provided herein may not be comparable to other companies. In addition, our chief operating decision maker uses Adjusted EBITDA of each reportable segment to evaluate the operating performance of such segments. Adjusted EBITDA of the reportable segments does not include certain unallocated charges that are presented within Corporate activities. These unallocated charges include certain restructuring and other business transformation charges that have been incurred to align and reposition the Company to the current reporting structure, acquisition related costs (including transaction costs, integration costs and recognition of backlog intangible assets recorded in purchase accounting) and share-based compensation charges.
For the years ended September 30, 2020, 2019 and 2018, our segments accounted for the following percentage of our revenues:

	2020	2019	2018
Integrated Solutions and Services segment	66.1%	63.1%	62.4%
Applied Product Technologies segment	33.9%	36.9%	37.6%
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
Our Existing Customer Base
We believe our strong brands, leading position in highly fragmented markets, scalable and global offerings, leading installed base and unique ability to provide complete treatment solutions will enable us to capture a larger share of our existing customers’ water treatment spend while expanding with existing and new customers into adjacent end‑markets and under-penetrated regions, including by investing in our sales force and cross‑selling to existing customers. We believe we are uniquely positioned to further penetrate our core markets, with over 200,000 installations across over 38,000 global customers. We maintain a customer‑intimate business model with strong brand value and provide solutions‑focused offerings capable of serving a customer’s full lifecycle water treatment needs, both in current and new geographic regions.

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
Product and Technology Development
We develop our technologies through in‑house research, development and engineering and targeted tuck‑in, vertical market and geography‑expanding, technology-enhancing acquisitions. We have a reservoir of recently launched technologies and a strong pipeline of new offerings designed to provide customers with innovative, value‑enhancing solutions. Furthermore, since April 2016, we have successfully completed fourteen acquisitions and the acquisition of a 60% interest in Frontier Water Systems LLC, expanding our vertical markets and geographic reach and enhancing our technologies, strengthening our existing capabilities and adding new capabilities and cross selling opportunities in areas such as mobile wastewater treatment, soil and air treatment, regenerative media filtration, anodes, UV and ozone disinfection, aerobic and anaerobic biological treatment technologies and electrochemical and electrochlorination cells. We are able to rapidly scale new technologies using our leading direct and third‑party sales channels and our relationships with key influencers, including municipal representatives, engineering firms, designers and other system specifiers. We believe our continued investment in driving penetration of our recently launched technologies, robust pipeline of new capabilities and best‑in‑class channels to market will allow us to continue to address our customer needs across the water lifecycle.
Operational Excellence
We believe that continuous improvement of our operations, processes and organizational structure is a key driver of our earnings growth. We have identified and are pursuing several discrete initiatives that, if successful, we expect could result in additional cost savings over the next two years. These initiatives include our supply chain improvement program to consolidate and manage global spending, our improved logistics and transportation management program, capturing benefits of our WaterOne® platform and further optimizing our engineering cost structure, our global shared services organization and our sales, inventory and operations planning, including footprint rationalization. These improvements focus on creating value for customers through reduced leadtimes, improved quality and superior customer support, while also creating value for shareholders through enhanced earnings growth. Furthermore, as a result of significant investments we have made in our footprint and facilities, we believe we have the capacity to support our planned growth without commensurate increase in fixed costs.
Acquisitions
We believe that capex-like, tuck‑in acquisitions present a key opportunity within our overall growth strategy, which we will continue to evaluate strategically. These strategic acquisitions will enable us to accelerate our growth by extending the critical mass in existing markets as well as expand in new geographies and new end market verticals. Our existing customer relationships, best‑in‑class channels to market and ability to rapidly commercialize technologies provide a strong platform to drive rapid growth in the businesses we acquire. To capitalize on these opportunities, we have built an experienced team dedicated to mergers and acquisitions that has, since April 2016, successfully completed fourteen acquisitions and the acquisition of a 60% interest in Frontier Water Systems LLC, expanding our vertical markets and geographic reach and enhancing our technologies, with purchase prices ranging from approximately $2.0 million to approximately $283.7 million, and pre‑acquisition revenues ranging from approximately $2.1 million to approximately $55.7 million.

During the year ended September 30, 2020, we acquired a 60% investment position in San Diego-based Frontier Water Systems, LLC (“Frontier”), completed the sale of the Memcor product line to DuPont de Nemours, Inc. (“DuPont”), and acquired the assets of privately held Aquapure Technologies (“Aquapure”). The aggregate purchase price paid by DuPont for the Memcor product line was $110.0 million in cash, subject to certain adjustments. Following adjustments for cash and net working capital, gross proceeds paid by DuPont were $131.0 million. The Company recognized a $57.7 million net pre-tax benefit on the sale of the Memcor product line, net of $8.3 million of discretionary compensation payments to employees in connection with the transaction and $2.1 million in transaction costs incurred. The Company and DuPont have a history of collaboration, and following the sale, DuPont continues to supply the Company with Memcor products. During the year ended September 30, 2019, we acquired all of the issued and outstanding equity securities of ATG UV Technology Limited (“ATG UV”). See Note 3, “Acquisitions and Divestitures,” in Item 8 in this Annual Report for a complete discussion.
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
Impact of the COVID-19 pandemic. Our business has been considered essential under federal and local standards, and we have maintained business continuity at our critical service branches and manufacturing facilities to date. We have taken measures to protect our employees, including implementation of remote working practices where possible and managing our supply chain to ensure that necessary personal protective equipment is available to our personnel. We have also taken certain cost reduction actions, some of which are temporary in nature, such as reduction of marketing travel activity as well as deferment of headcount additions to preserve liquidity and reallocated existing resources to maintain productivity levels where feasible.
We continue to evaluate the impact of the pandemic on our business and how the economic downturn resulting from the pandemic might affect our customers’ willingness to make capital expenditures and our ability to collect from our customers.
For more information regarding factors and events that may impact our business, results of operations and financial condition from the effects of the COVID-19 pandemic, see Item 1A. “Risk Factors-The COVID-19 pandemic and other future public health crises or pandemics could materially and adversely affect our business, results of operations and financial condition.”
Overall economic trends. The overall economic environment and related changes in industrial, commercial and municipal spending impact our business. In general, positive conditions in the broader economy promote industrial, commercial and municipal customer spending, while economic weakness results in a reduction of new industrial, commercial and municipal project activity. Macroeconomic factors that can affect customer spending patterns, and thereby our results of operations, include population growth, total water consumption, municipal budgets, employment rates, business conditions, the availability of credit or capital, interest rates, tax rates, imposition of tariffs and regulatory changes. Since the businesses of our customers vary in cyclicality, periodic downturns in any specific sector typically have modest impacts on our overall business. For example, the recent weakness in global oil markets has created, and may continue to create, some weakness in demand from customers that we serve in the oil and gas industry. Additionally, the COVID-19 pandemic has increased economic uncertainty and has caused an economic slowdown that is likely to continue and may result in a sustained global recession.
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
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenue, gross profit, gross margin, operating expenses, net income (loss) and Adjusted EBITDA (which is a non-GAAP financial measure, as described more fully and reconciled to the most directly comparable GAAP financial measure below).
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
Adjusted EBITDA
Adjusted EBITDA, which is a non-GAAP financial measure, is one of the metrics used by management to evaluate the financial performance of our business. Adjusted EBITDA is defined as net income (loss) before interest expense, income tax benefit (expense) and depreciation and amortization, adjusted for the impact of certain other items, including restructuring and related business transformation costs, purchase accounting adjustment costs, non-cash share-based compensation, sponsor fees, transaction costs and other gains, losses and expenses. We present Adjusted EBITDA, which is not a recognized financial measure under accounting principles generally accepted in the United States (“GAAP”), because we believe it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. Further, we believe it is helpful in highlighting trends in our operating results and provides greater clarity to management and our investors regarding the operational impact of long‑term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management uses Adjusted EBITDA to supplement GAAP measures of performance as follows:

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
The following is a reconciliation of our Net income (loss) to Adjusted EBITDA:

	Year Ended September 30,
(In millions)	2020	2019	2018
Net income (loss)	$114.4	$(8.5)	$7.9
Income tax expense	7.4	9.6	1.4
Interest expense	46.6	58.6	57.5
Operating profit	$168.4	$59.7	$66.8
Depreciation and amortization	107.3	98.2	85.9
EBITDA	$275.7	$157.9	$152.7
Restructuring and related business transformation costs (a)	17.4	24.2	34.4
Share-based compensation (b)	10.5	20.0	15.8
Transaction costs (c)	1.9	11.6	7.6
Sponsor fees (d)	—	—	0.3
Other (gains) losses and expenses (e)	(65.9)	21.3	6.1
Adjusted EBITDA	$239.6	$235.0	$216.9

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

(i)
Certain costs and expenses in connection with various restructuring initiatives, including severance costs, relocation costs, recruiting expenses, and third-party consultant costs to assist with these initiatives. This includes:

(A)	costs related to our voluntary separation plan pursuant to which approximately 220 employees accepted separation packages;

(B)	amounts related to the Company’s restructuring initiatives to reduce the cost structure and rationalize location footprint following the sale of the Memcor product line;

(C)	amounts related to the Company’s transition from a three-segment structure to a two-segment operating model designed to better serve the needs of customers worldwide; and

(D)	amounts related to various other initiatives implemented to restructure and reorganize our business with the appropriate management team and cost structure.

	Year Ended September 30,
	2020	2019	2018
Voluntary separation plan(1)	$—	$—	$0.3
Post Memcor divestiture restructuring(2)	$9.1	$—	$—
Cost of product sales and services ("Cost of sales")	6.6	—	—
S&M expense	0.2	—	—
G&A expense	1.9	—	—
Other operating (income) expense	0.4	—	—
Two-segment restructuring(3)	$2.1	$11.9	$—
Cost of sales	1.0	5.2	—
R&D expense	—	0.1	—
S&M expense	—	1.1	—
G&A expense	1.1	5.5	—
Various other initiatives(4)	$1.0	$1.4	$9.0
Cost of sales	0.7	0.8	2.8
R&D expense	—	—	0.6
S&M expense	0.1	—	0.7
G&A expense	0.2	0.6	4.7
Other operating (income) expense	—	—	0.2
Total	$12.2	$13.3	$9.3

(1)	all of which is reflected as a component of Restructuring charges in Note 14, “Restructuring and Related Charges” in Part II, Item 8 of this Annual Report (the “Restructuring Footnote”).

(2)	of which $8.3 million is reflected in the Restructuring Footnote in 2020.

(3)	of which $2.1 million and $11.1 million is reflected in the Restructuring Footnote in 2020 and 2019, respectively.

(4)	all of which is reflected in the Restructuring Footnote in 2020, 2019 and 2018.

(ii)
legal settlement costs and intellectual property related fees associated with legacy matters prior to the AEA Acquisition, including fees and settlement costs related to product warranty litigation on MEMCOR® products and certain discontinued products. This includes:

	Year Ended September 30,
	2020	2019	2018
Cost of sales	$1.5	$0.8	$3.0
G&A expense	0.7	0.8	1.3
Total	$2.2	$1.6	$4.3

(iii)
expenses associated with our information technology and functional infrastructure transformation subsequent to the AEA Acquisition, including activities to optimize information technology systems and functional infrastructure processes. This includes:

	Year Ended September 30,
	2020	2019	2018
Cost of sales	$0.1	$0.7	$4.2
G&A expense	0.9	8.4	10.5
Other operating (income) expense	—	—	0.3
Total	$1.0	$9.1	$15.0

(iv)
costs associated with our secondary public offering of common stock held by certain shareholders of the Company, as well as costs incurred by us in connection with our establishment of our public company compliance structure and processes, including consultant costs. This includes:

	Year Ended September 30,
	2020	2019	2018
G&A expense	$2.0	$0.2	$5.8
Total	$2.0	$0.2	$5.8

(b)	Share-based compensation
Adjusted EBITDA is calculated prior to considering non‑cash share‑based compensation expenses related to equity awards. See Note 17, “Share-Based Compensation” in Part II, Item 8 of this Annual Report for further detail.

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

	Year Ended September 30,
	2020	2019	2018
Cost of sales	$0.1	$3.2	$0.5
G&A expense	1.8	8.4	7.1
Total	$1.9	$11.6	$7.6

(d)	Sponsor fees
Adjusted EBITDA is calculated prior to considering management fees paid to AEA pursuant to a management agreement. Prior to our IPO, AEA provided advisory and consulting services to us, including investment banking, due diligence, financial advisory and valuation services. AEA also provided ongoing advisory and consulting services to us pursuant to the management agreement. In connection with our IPO, the management agreement was terminated. See Note 20, “Related-Party Transactions” in Part II, Item 8 of this Annual Report for further detail.

(e)	Other (gains), losses and expenses
Adjusted EBITDA is calculated prior to considering certain other significant (gains), losses and expenses. Such significant items represent substantive and/or unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and qualitative aspects of their nature and they may be highly variable and difficult to predict. Unusual items may represent items that are not part of our ongoing business, items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis, items that would be non-recurring, or items related to products we no longer sell. While not all-inclusive, examples of items that could be included as other (gains), losses and expenses would be amounts related to non-cash foreign currency exchange gains and losses on intercompany loans, significant warranty events, and certain disposals of businesses, products or facilities that do not qualify as discontinued operations under GAAP. For the periods presented such events include the following:

(i)	impact of foreign exchange gains and losses;

(ii)	foreign exchange impact related to headquarter allocations;

(iii)	expenses on disposal related to maintaining non‑operational business locations, net of gain on sale;

(iv)	expenses incurred by the Company related to the remediation of manufacturing defects caused by a third-party vendor for which partial restitution was received;

(v)	charges incurred by the Company related to product rationalization in its electro-chlorination business;

(vi)
net pre-tax benefit on the sale of the Memcor product line, which is net of $8.3 million of discretionary compensation payments to employees in connection with the transaction and $2.1 million in transaction costs incurred in 2020, a gain on the sale of property at a location in our German operations in 2019 and a gain on the sale of assets related to the disposition of land at our Windsor, Australia location in 2018; and

(vii)	expenses incurred by the Company related to the write-off of inventory associated with product rationalization and facility consolidation.

(viii)
expenses incurred by the Company as a result of the COVID-19 pandemic, including additional charges for personal protective equipment, increased costs for facility sanitization and one-time payments to certain employees.

Other (gains), losses and expenses include the following for the periods presented below:

Year Ended September 30, 2020
	Other Adjustments
	(i)	(ii)	(iii)	(iv)	(v)	(vi)	(vii)	(viii)	Total
Cost of sales	$(0.2)	$—	$—	$—	$0.7	$0.1	$—	$0.8	$1.4
G&A expense	(8.5)	—	—	—	—	0.3	—	0.5	(7.7)
Other operating (income) expense	—	—	—	(1.5)	—	(58.1)	—	—	(59.6)
Total	$(8.7)	$—	$—	$(1.5)	$0.7	$(57.7)	$—	$1.3	$(65.9)

Year Ended September 30, 2019
	Other Adjustments
	(i)	(ii)	(iii)	(iv)	(v)	(vi)	(vii)	(viii)	Total
Cost of sales	$0.4	$—	$0.3	$2.1	$4.1	$—	$5.0	$—	$11.9
G&A expense	10.1	—	—	—	—	—	—	—	10.1
Other operating (income) expense	—	—	(0.3)	—	—	(0.4)	—	—	(0.7)
Total	$10.5	$—	$—	$2.1	$4.1	$(0.4)	$5.0	$—	$21.3

Year Ended September 30, 2018
	Other Adjustments
	(i)	(ii)	(iii)	(iv)	(v)	(vi)	(vii)	(viii)	Total
Cost of sales	$0.7	$—	$1.0	$3.9	$—	$0.1	$2.1	$—	$7.8
G&A expense	7.3	(0.5)	—	—	—	—	0.5	—	7.3
Other operating (income) expense	(2.1)	—	—	—	—	(6.9)	—	—	(9.0)
Total	$5.9	$(0.5)	$1.0	$3.9	$—	$(6.8)	$2.6	$—	$6.1

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated:

	Year Ended September 30,				% Variance
	2020		2019		2020 vs. 2019
(In millions, except per share amounts)		% of Revenue		% of Revenue
Revenue from product sales and services	$1,429.5	100.0%	$1,444.4	100.0%	(1.0)%
Cost of product sales and services	(979.7)	(68.5)%	(1,018.4)	(70.5)%	(3.8)%
Gross profit	$449.8	31.5%	$426.0	29.5%	5.6%
General and administrative expense	(192.6)	(13.5)%	(217.1)	(15.0)%	(11.3)%
Sales and marketing expense	(136.2)	(9.5)%	(138.9)	(9.6)%	(1.9)%
Research and development expense	(13.2)	(0.9)%	(15.3)	(1.1)%	(13.7)%
Total operating expenses	$(342.0)	(23.9)%	$(371.3)	(25.7)%	(7.9)%
Other operating income, net	60.6	4.2%	5.0	0.3%	1,112.0%
Interest expense	(46.6)	(3.3)%	(58.6)	(4.1)%	(20.5)%
Income before income taxes	$121.8	8.5%	$1.1	0.1%	(10,972.7)%
Income tax expense	(7.4)	(0.5)%	(9.6)	(0.7)%	(22.9)%
Net income (loss)	$114.4	8.0%	$(8.5)	(0.6)%	1,445.9%
Net income attributable to non‑controlling interest	0.8	0.1%	1.0	0.1%	(20.0)%
Net income (loss) attributable to Evoqua Water Technologies Corp.	$113.6	7.9%	$(9.5)	(0.7)%	1,295.8%

Weighted average shares outstanding
Basic	116.7		114.7
Diluted	121.1		114.7
Earnings (loss) per share
Basic	$0.97		$(0.08)
Diluted	$0.94		$(0.08)

Other financial data:
Adjusted EBITDA (1)	$239.6	16.8%	$235.0	16.3%	2.0%

(1)
For the definition of Adjusted EBITDA and a reconciliation to net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see “How We Assess the Performance of Our Business-Adjusted EBITDA.”

Years Ended September 30, 2020 and September 30, 2019
Consolidated Results
Revenues-Revenues decreased $14.9 million, or 1.0%, to $1,429.5 million in the year ended September 30, 2020 from $1,444.4 million in the prior year. The following table provides the change in revenues from product sales and revenues from services, respectively:

	Year Ended September 30,
	2020		2019		% Variance
		% of Revenue		% of Revenue
Revenue from product sales	$839.9	58.8%	$851.1	58.9%	(1.3)%
Revenue from services	589.6	41.2%	593.3	41.1%	(0.6)%
	$1,429.5	100.0%	$1,444.4	100.0%	(1.0)%
Revenues from product sales decreased $11.2 million, or 1.3% from the prior year. This decrease in product sales was primarily due to the divestiture of the Memcor product line of $44.4 million in the current year. Aftermarket product revenues declined $40.7 million in the current year and was related to the divestiture of the Memcor product line as well as site closures and delays due to COVID-19. The aftermarket revenue decrease was offset by an increase in capital revenues of $29.5 million. This increase was primarily related to projects in the microelectronics end market as well as $15.7 million related to the acquisitions of ATG UV and Frontier.
Revenues from services decreased $3.7 million, or 0.6% from the prior year.  This decrease was driven by the impact of COVID-19 shut-downs and delays, primarily in refining and oil and gas end markets, as well as the timing of completion of certain large projects in the prior year. This decrease was partially offset by price realization related to established service contracts.
Cost of Sales and Gross Margin-Total gross margin increased to 31.5% in the year ended September 30, 2020 from 29.5% in the prior year. The following table provides the change in cost of product sales and cost of services, respectively, along with related gross margins:

	Year Ended September 30,
	2020		2019
		Gross Margin %		Gross Margin %
Cost of product sales	$(588.3)	30.0%	$(615.1)	27.7%
Cost of services	(391.4)	33.6%	(403.3)	32.0%
	$(979.7)	31.5%	$(1,018.4)	29.5%
The gross margin for product sales increased 2.3% from the prior year. The increase in gross margin was primarily driven by costs incurred in the prior year of $8.2 million related to restructuring and product rationalization, that did not reoccur in the current year.
Gross margin from services increased 1.6% from the prior year. This increase is mainly driven by price realization recognized in revenue as well as continued focus on labor productivity even as previous increases in revenue volumes were offset in the current period.

Operating Expenses-Operating expenses decreased $29.3 million, or 7.9%, to $342.0 million in year ended September 30, 2020 from $371.3 million in the prior year. The decrease is mainly due to favorable change in foreign currency translation on intercompany loans of $20.1 million along with a decrease in share-based compensation expense of $9.5 million. In addition, the divestiture of the Memcor product line resulted in a decrease of $7.5 million of operating expenses in the current year. This decrease was partially offset by increased costs of $10.2 million of employment and benefit expenses and increased costs of $7.6 million related to the addition of operating expenses as a result of the ATG UV and Frontier acquisitions, mainly due to amortization expense on purchased intangibles. The remaining decrease is due to various efforts taken by the Company to reduce costs across various areas in response to COVID-19 uncertainties, such as reduced travel and consulting costs.
A discussion of operating expenses by category is as follows:
Research and Development Expense-Research and development expense decreased $2.1 million, or 13.7%, to $13.2 million in the year ended September 30, 2020 from $15.3 million in the prior year due to the Company’s continued efforts to reduce spending, offset partially by increased expenses by the addition of the Frontier acquisition.
Sales and Marketing Expense-Sales and marketing expense decreased $2.7 million, or 1.9%, to $136.2 million in the year ended September 30, 2020 from $138.9 million in the prior year mainly due to a reduction in sales and marketing expenses related to the divestiture of the Memcor product line in the current year, as well as a reduction in certain marketing initiatives and travel related expenses, offset by increased costs for salaries and incentive compensation and the addition of the Frontier acquisition.
General and Administrative Expense-General and administrative expense decreased $24.5 million, or 11.3%, to $192.6 million in the year ended September 30, 2020 from $217.1 million in the prior year. This decrease is primarily due to:
•favorable change in foreign currency translation on the intercompany loans of $19.6 million
•reduction in share-based compensation expense of $9.2 million
•reduction in consulting fees of $4.4 million
•reduction in travel expenses of $4.3 million
•reduction in benefits of $3.7 million
The above factors were partially offset by:
•increased employee related costs of $8.8 million
•increased costs of $4.3 million related to the Frontier acquisition

•	costs of $1.8 million incurred related to the secondary public offering of shares of common stock held by certain shareholders of the Company
•restructuring costs of $1.9 million following the sale of the Memcor product line
Other Operating Income, Net-Other operating income, net increased $55.6 million, to income of $60.6 million in the year ended September 30, 2020 from income of $5.0 million in the prior year. The increase is mainly due to the net pre-tax benefit of $57.7 million on sale of the Memcor product line net of $8.3 million of discretionary compensation payments to employees in connection with the transaction and $2.1 million in transaction costs incurred in the current year.
Interest Expense-Interest expense decreased $12.0 million, or 20.5%, to $46.6 million in the year ended September 30, 2020 from $58.6 million in the prior year. The decrease in interest expense was primarily driven by a reduction in LIBOR year over year in addition to a $100.0 million debt repayment that occurred in the current year, partially offset by a write-off of deferred financing fees related to the debt paydown and interest expense associated with additional equipment financings.

Income Tax Expense-Income tax expense was $7.4 million for the year ended September 30, 2020, compared to expense of $9.6 million in the prior year. The decrease in expense was primarily the result of the favorable impact on deferred tax liabilities related to indefinite lived intangibles, a portion of which were reversed in relation to the sale of the Memcor product line.
Net Income (loss) -Net income increased by $122.9 million, or 1,445.9%, to net income of $114.4 million for the year ended September 30, 2020 from a net loss of $8.5 million in the prior year. This increase was primarily due to the sale of the Memcor product line, which resulted in a gain on sale of $68.1 million, less amounts paid for discretionary bonuses of $8.3 million and transaction costs of $2.1 million. The resulting net pre-tax benefit was $57.7 million. In addition to the net benefit of the sale, we saw operational efficiencies and a favorable change in foreign currency translation resulting in a net gain of $20.8 million. Finally, interest expense and income tax expense decreased by $12.0 million and $2.2 million, respectively.
Adjusted EBITDA-Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA increased $4.6 million, or 2.0%, to $239.6 million for the year ended September 30, 2020 from $235.0 million for the prior year. The increase in Adjusted EBITDA as compared to the prior year period was primarily driven by operational efficiencies.

Segment Results

	Year Ended September 30,
	2020		2019		% Variance
		% of Revenue		% of Revenue
Revenues
Integrated Solutions and Services	$944.2	66.1%	$910.8	63.1%	3.7%
Applied Product Technologies	485.3	33.9%	533.6	36.9%	(9.1)%
Total Consolidated	$1,429.5	100.0%	$1,444.4	100.0%	(1.0)%
Operating Profit
Integrated Solutions and Services	$145.7	10.2%	$148.6	10.3%	(2.0)%
Applied Product Technologies	134.3	9.4%	69.4	4.8%	93.5%
Corporate	(111.6)	(7.8)%	(158.3)	(11.0)%	(29.5)%
Total Consolidated	$168.4	11.8%	$59.7	4.1%	182.1%
EBITDA
Integrated Solutions and Services	$213.1	14.9%	$205.8	14.2%	3.5%
Applied Product Technologies	148.5	10.4%	87.1	6.0%	70.5%
Corporate and unallocated costs	(85.9)	(6.0)%	(135.0)	(9.3)%	(36.4)%
Total Consolidated	$275.7	19.3%	$157.9	10.9%	74.6%
Adjusted EBITDA on a segment basis is defined as earnings before interest, taxes, depreciation and amortization adjusted for the impact of certain other items that have been reflected at the segment level. The following is a reconciliation of our segment operating profit to Adjusted EBITDA:

	Year Ended September 30,
	2020		2019
	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies
Operating Profit	$145.7	$134.3	$148.6	$69.4
Depreciation and amortization	67.4	14.2	57.2	17.7
EBITDA	213.1	148.5	205.8	87.1
Restructuring and related business transformation costs (a)	0.6	9.7	0.5	1.1
Transaction costs (b)	—	(0.5)	0.5	0.7
Legal fees (c)	—	—	—	0.6
Other (gains) losses and expenses (d)	—	(58.5)	0.1	10.4
Segment Adjusted EBITDA (e)	$213.7	$99.2	$206.9	$99.9

(a)
Represents costs and expenses in connection with restructuring initiatives distinct to our Integrated Solutions and Services and Applied Product Technologies segments, respectively, incurred in 2020 and 2019. Such expenses are primarily composed of severance and relocation costs.

(b)
Represents costs associated with a change in the current estimate of certain acquisitions achieving their earn-out targets, which resulted in a (decrease) increase to the fair valued amount of the earn-out recorded upon acquisition in 2020 and 2019, distinct to our Integrated Solutions and Services and Applied Product Technologies segments.

(c)	Represents warranty costs associated with the settlement of a legacy warranty claim in 2019, distinct to our Applied Product Technologies segment.

(d)
Other (gains) and losses and expenses as discussed above in “How We Assess the Performance of Our Business-Adjusted EBITDA” distinct to our Integrated Solutions and Services and Applied Product Technologies segments include the following:

	Year Ended September 30,
	2020		2019
(In millions)	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies
Net pre-tax benefit on sale of the Memcor product line	$—	$(57.7)	$—	$—
Gain on sale of property	—	—	—	(0.4)
Remediation of manufacturing defects	—	(1.5)	—	2.1
Product rationalization in electro-chlorination business	—	0.7	—	3.7
Expenses related to maintaining non-operational business locations	—	—	0.1	—
Write-off of inventory	—	—	—	5.0
Total	$—	$(58.5)	$0.1	$10.4

(e)
For the definition of Adjusted EBITDA and a reconciliation to net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see “How We Assess the Performance of Our Business-Adjusted EBITDA.” Immaterial rounding differences may be present in the tables above.

Integrated Solutions and Services
Revenues in the Integrated Solutions and Services segment increased $33.4 million, or 3.7%, to $944.2 million in the year ended September 30, 2020 from $910.8 million in the prior year, driven primarily by stronger capital growth of $38.3 million, inclusive of acquisitions, primarily related to projects in the microelectronics end market. Our recent investment in Frontier resulted in an increase of $4.9 million of revenue. These increases were offset by a reduction in aftermarket revenue of $3.7 million and a reduction in service revenue of $1.2 million. The segment also saw an unfavorable foreign currency translation impact of $0.7 million.
Operating profit in the Integrated Solutions and Services segment decreased $2.9 million, or 2.0%, to $145.7 million in the year ended September 30, 2020 from $148.6 million in the prior year. Segment profitability improved $20.9 million in the period primarily driven by higher organic revenue volume, augmented by improved pricing, which was partially offset by $6.0 million of operational variances in the year related to lower service volumes and productivity due to customer shutdowns and enhanced safety protocols. The current period negative impacts were partially mitigated by $2.9 million of cost containment measures implemented in response to the uncertainties of COVID-19. Profitability in the current year was also favorably impacted by the non-recurrence of $0.5 million of charges related to the achievement of earn-out targets associated with the Pure Water acquisition. Profitability was also impacted by increased employment and benefit expenses of $11.0 million. Additional negative drivers to profitability included $10.2 million from higher depreciation and amortization.
EBITDA in the Integrated Solutions and Services segment increased $7.3 million, or 3.5%, to $213.1 million in the year ended September 30, 2020 from $205.8 million in the prior year.
Applied Product Technologies
Revenues in the Applied Product Technologies segment decreased by $48.3 million, or 9.1%, to $485.3 million in the year ended September 30, 2020 from $533.6 million in the prior year. The divestiture of the Memcor product line resulted in a reduction in revenue of $51.2 million in the current period. This reduction was partially offset by increased revenues from the acquisition of ATG UV of $10.8 million. Additionally, revenues were down by $11.5 million in the Americas predominantly due to COVID-19 slowdown and delays. The segment also saw an unfavorable foreign currency translation impact of $1.1 million. These declines were partially offset by revenue growth of $3.2 million and $1.5 million in the Asia Pacific and EMEA regions respectively.

Operating profit in the Applied Product Technologies segment increased $64.9 million, or 93.5%, to $134.3 million in the year ended September 30, 2020 from $69.4 million in the prior year. The increase was mainly due to the net pre-tax benefit on the sale of the Memcor product line of $57.7 million, net of $8.3 million of discretionary compensation payments to employees in connection with the transaction and $2.1 million in transaction costs incurred. In addition, revenue volume and operational variances increased operating profit by $2.1 million, which is comprised of favorable operational variances of $7.1 million, as well as product mix augmented by improved pricing, partially offset by volume, netting to $2.1 million. These increases were partially offset by a net reduction in operating profit of $5.5 million related to the divestiture of the Memcor product line and the acquisition of ATG UV as well as increased inflation and employee related costs of $1.6 million. The increase in operating profit was also due to lower depreciation of $3.5 million. Further increases were due to net reduction in nonrecurring costs of $1.7 million related to:

•	Reduction in costs incurred by the Company of $4.9 million related to the write-off of inventory in the prior year associated with product rationalization and facility consolidation;

•	A $3.6 million reduction in costs incurred by the Company from a settlement with a third-party vendor associated with remediation of manufacturing defects caused by the vendor;

•	Reductions in costs of $1.4 million related to the achievement of earn-out targets associated with certain acquisitions;

•	Reductions in product rationalization costs of $3.0 million related to charges incurred by the Company in its electro-chlorination business;

•	A gain on sale recorded in the prior year of $0.4 million which did not reoccur in the current year;

•	Increases in restructuring charges of $8.0 million primarily due to costs incurred following the sale of the Memcor product line; and

•	Release of an acquisition related contingency due to the passage of time in the prior year for $2.8 million.
Operating profit was also reduced by foreign currency of $0.1 million.

EBITDA in the Applied Product Technologies segment increased $61.4 million, or 70.5%, to $148.5 million in the year ended September 30, 2020 from $87.1 million in the prior year.

For a discussion of the results of operations for the years ended September 30, 2019 and September 30, 2018 refer to the Results of Operations included in Item 7. in the Company’s 10-K filed with the SEC on November 25, 2019.
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
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with suppliers to optimize our terms and conditions, including occasional extensions of payment terms. We also facilitate a voluntary supply chain finance program (the “Finance Program”) to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. A third party administers the Finance Program; our responsibility is limited to making payment on the terms originally negotiated with our supplier, regardless of whether the supplier sells its receivable to a financial institution. We do not enter into agreements with any of the participating financial institutions in connection with the Finance Program. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the Finance Program. The September 30 year to date amounts settled through the Finance Program and paid to participating financial institutions were $38.9 million, and $8.6 million in fiscal 2020, and fiscal 2019, respectively. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit to participation in the Finance Program.
We expect to continue to finance our liquidity requirements through internally generated funds and borrowings under our Revolving Credit Facility. We believe that our projected cash flows generated from operations, together with borrowings under our Revolving Credit Facility are sufficient to fund our principal debt payments, interest expense, our working capital needs and our expected capital expenditures for the next twelve months. Our capital expenditures for the years ended September 30, 2020 and 2019 were $88.5 million and $88.9 million, respectively. However, our budgeted capital expenditures can vary from period to period based on the nature of capital intensive project awards. We may draw on our Revolving Credit Facility from time to time to fund or partially fund an acquisition.
As of September 30, 2020, we had total indebtedness of $885.5 million, including $819.3 million of borrowings under the Term Loan Facility, no borrowings under our Revolving Credit Facility, $63.9 million in borrowings related to equipment financings, $0.6 million of notes payable related to certain equipment related contracts and $1.7 million related to a mortgage. We also had $13.0 million of letters of credit issued under our Revolving Credit Facility and an additional $52 thousand of letters of credit issued under a separate uncommitted facility as of September 30, 2020.
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
As of September 30, 2020 and 2019, we were in compliance with the covenants contained in the senior secured credit facilities.
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
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Year Ended September 30,
(In millions)	2020	2019	2018
Statement of Cash Flows Data
Net cash provided by operating activities	$158.4	$125.2	$81.0
Net cash provided by (used in) investing activities	12.0	(94.5)	(207.0)
Net cash (used in) provided by financing activities	(89.5)	5.7	150.6
Effect of exchange rate changes on cash	2.2	(1.6)	(1.5)
Cash and cash equivalents classified as held for sale	—	(7.3)	—
Change in cash and cash equivalents	$83.1	$27.5	$23.1
Operating Activities
Cash flows from operating activities can fluctuate significantly from period‑to‑period as working capital needs and the timing of payments for restructuring activities and other items impact reported cash flows.
Net cash provided by operating activities increased to $158.4 million in the year ended September 30, 2020 from $125.2 million in the year ended September 30, 2019.

•
Operating cash flows in the year ended September 30, 2020 reflect an increase in net income of $122.9 million from the year ended September 30, 2019, primarily driven by the sale of the Memcor product line.

•
The add back of non‑cash charges increased operating cash flows by $45.3 million for the year ended September 30, 2020 as compared to an increase to operating cash flows of $132.5 million for the year ended September 30, 2019, resulting in an overall reduction of $87.2 million. This reduction in the current year was primarily driven by the adjustment for gain on sale of business, as well as decreased share-based compensation expenses and foreign currency gains, offset by an increase in depreciation and amortization expense.

•
The aggregate of receivables, inventories, contract assets, accounts payable and contract billings provided $23.1 million in operating cash flows in the year ended September 30, 2020 compared to $7.8 million in the prior year. The amount of cash flow generated from or used by the above mentioned accounts depends upon how effectively we manage our cash conversion cycle, which is a representation of the number of days that elapse from the date of purchase of raw materials and components to the collection of cash from customers. Our cash conversion cycle can be significantly impacted by the timing of collections and payments in a period.

•
Income taxes provided $0.6 million for the year end September 30, 2020, as compared to using $3.6 million during the year ended September 30, 2019, resulting in an increase to cash flows of $4.2 million.

•
The aggregate of prepaid expense and other assets and other non current assets and liabilities provided $17.8 million in operating cash flows in the year ended September 30, 2020 compared to the providing of $21.8 million in operating cash flows in the prior year.

•	Accrued expenses and other liabilities provided $3.4 million in operating cash flows in the year ended September 30, 2020 compared to a use of $9.2 million in the prior year.
Investing Activities
Net cash provided by investing activities increased $106.5 million to $12.0 million in the year ended September 30, 2020 from net cash used in investing activities of $94.5 million in the year ended September 30, 2019. This increase was largely driven by proceeds from the sale of the Memcor product line in fiscal 2020, partially offset by higher cash outflow associated with the Frontier and Aquapure acquisitions that occurred in fiscal 2020. Other activity related to purchase of capital or intangible assets remained relatively consistent with the prior fiscal year.

Financing Activities
Net cash used in financing activities increased $95.2 million to $89.5 million in the year ended September 30, 2020 from net cash provided by financing activities of $5.7 million in the year ended September 30, 2019. This additional amount of cash used in financing activities for year ended September 30, 2020 was primarily due to the $100 million debt payment, which was offset by cash received from the issuance of common stock in connection with the exercise of stock options. In addition, there was an increase in the issuance of debt and higher borrowings under the credit facility and other financing arrangements that occurred in 2019.
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
Off‑Balance Sheet Arrangements
As of September 30, 2020 and 2019, we had letters of credit totaling $13.0 million outstanding under our credit arrangements. In addition, as of September 30, 2020 and 2019, we had surety bonds totaling $153.0 million and $144.7 million, respectively, outstanding under our credit arrangements. The longest maturity date of the letters of credit and surety bonds in effect as of September 30, 2020 was March 20, 2030.
Contractual Obligations
We enter into long‑term obligations and commitments in the normal course of business, primarily debt obligations and non‑cancelable operating leases. As of September 30, 2020, our contractual cash obligations over the next several periods were as follows:

(In millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long‑term debt obligations (a)	$885.5	$16.5	$33.8	$804.3	$30.9
Interest payments on long‑term debt obligations	117.5	27.4	53.1	32.9	4.1
Operating lease commitments (b)	56.7	14.6	21.5	12.9	7.7
Finance lease commitments (c)	41.3	12.9	18.6	8.7	1.1
Total	$1,101.0	$71.4	$127.0	$858.8	$43.8

(a)
The amounts shown in this table do not include any net reductions for deferred financing fees. The amounts for current and long-term debt shown on the Consolidated Balance Sheets are net of deferred financing fees.

(b)
We occupy certain facilities and operate certain equipment and vehicles under non‑cancelable lease arrangements. Lease agreements may contain lease escalation clauses and purchase and renewal options. We recognize scheduled lease escalation clauses over the course of the applicable lease term on a straight‑line basis.

(c)	We lease certain equipment classified as finance leases. The leased equipment is depreciated on a straight line basis over the life of the lease and is included in depreciation expense.
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
Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following involve a higher degree of judgment, complexity or uncertainty and are most significant to reporting our results of operations and financial position, and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our Consolidated Financial Statements. Other than the adoption of ASU No. 2016-02, Leases (Topic 842), in the first quarter of fiscal 2020, we have not made any material changes to our accounting policies or methodologies during the current year. More information on all of our significant accounting policies can be found in Note 2, “Summary of Significant Accounting Policies” in Part II, Item 8 of this Annual Report.
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
We believe these two approaches are appropriate valuation techniques and we generally weight the two resulting values equally as an estimate of a reporting unit's fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so. If market conditions change compared to those used in our market approach, or if actual future results of operations fall below the projections used in the DCF method, our goodwill could become impaired in the future. As a result of our goodwill impairment assessment, we have concluded that none of our goodwill was impaired as of September 30, 2020, and we do not believe the risk of impairment is significant at this time.
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

Product Warranties
Accruals for estimated expenses related to warranties are made at the time products are sold and are recorded as a component of cost of product sales in the Consolidated Statements of Operations in our Consolidated Financial Statements included elsewhere in this Annual Report. The estimated warranty obligation is based on product warranty terms offered to customers, ongoing product failure rates, material usage and service delivery costs expected to be incurred in correcting a product failure, as well as specific obligations for known failures and other currently available evidence. We assess the adequacy of the recorded warranty liabilities on a regular basis and adjust amounts as necessary.
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
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” in Item 8, included in this Annual Report for a complete discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We have market risk exposure arising from changes in interest rates on our senior secured credit facilities, which bear interest at rates that are benchmarked against LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of September 30, 2020, a 1% increase or decrease in interest rates would decrease or increase income (loss) before income taxes by approximately $8.2 million. By comparison, a 1% increase or decrease in interest rates would have decreased or increased income (loss) before income taxes by approximately $9.3 million as of September 30, 2019 based on our overall interest rate exposure to variable rate debt outstanding as of that date.
In May 2020, the Company entered into an interest rate swap to mitigate risks associated with variable rate debt. The interest rate swap has a five year term to hedge the variability of interest payments on the first $500 million of the Company’s senior secured debt and fixes the LIBOR rate on this portion of the senior secured debt at 0.55%.

Impact of Inflation and Tariffs
Our results of operations and financial condition are presented based on historical cost. Our financial results can be expected to be directly impacted by substantial increases in costs due to commodity cost increases, general inflation and tariffs, which could lead to a reduction in our revenues as well as decreased margins, as increased costs may not be able to be passed on to customers. We cannot provide any assurance that our results of operations and financial condition will not be materially impacted by inflation in the future. The Company engages in activities to adjust pricing practices with customers to attempt to mitigate the inflationary cost impact incurred. Additionally, while we believe that we have experienced supply chain disruptions that were influenced by tariffs, we have managed restrictions in supply from domestic suppliers, delays in shipments or disruptions associated with finding and qualifying alternate suppliers in order to maintain our ability to fulfill customer requirements.
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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Evoqua Water Technologies Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evoqua Water Technologies Corp. (the Company) as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity and changes in cash flows for each of the three years in the period ended September 30, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a)1 to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 20, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02
As discussed in the paragraph under the caption “Accounting Pronouncements Recently Adopted” described in Note 2 to the consolidated financial statements, effective October 1, 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition - contract cost estimates

Description of the Matter
As explained in Notes 2 and 4 to the consolidated financial statements, when there is significant customization to the products associated with large water treatment projects for municipal and industrial applications, the Company recognizes revenue as performance is completed, using a measure of progress based on costs incurred in relation to estimated costs at completion. Because these estimates are subject to change during the performance of the contract, significant changes in estimates could have a material effect on the Company’s results of operations.
Auditing the total cost estimates for projects where there is significant customization requires complex auditor judgment because of the significant management judgment necessary to develop the estimated total materials and labor costs at completion due to the size, uniqueness of and identified risks for each contract.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of relevant internal controls over the Company’s process relating to the determination of cost estimates for projects involving significant customer customization. For example, we evaluated the design and tested the operating effectiveness of controls over management’s review of the assumptions and data utilized to estimate costs to complete and the accumulation of actual costs incurred.
To test the total cost estimation for projects, our audit procedures included, among others, obtaining an understanding of the contract, assessing management’s initial total cost estimate, including the materials and labor inputs for a sample of projects, as well as testing the detail of updates made to cost estimates. We involved our specialists with engineering, construction management and project controls experience to assist with analyzing cost estimates, including management’s evaluation of contract clauses and inputs used in cost calculations and to assess the measurement of project completion by performing a virtual site inspection for an in-progress contract to assess estimates of project progress. Further, we tested cost accumulation for a sample of projects through performing virtual site inspections to assess estimates of project progress, which included performing inquiries of project managers and controllers, as well as through agreement to contract summary data and testing of a sample of costs incurred by comparing amounts recorded to source documents and contracts. We also performed a retrospective review of management’s cost estimates for a sample of completed contracts by comparing initial estimates with the actual historical data to assess management’s ability to estimate.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Pittsburgh, Pennsylvania
November 20, 2020

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Evoqua Water Technologies Corp.
Opinion on Internal Control over Financial Reporting
We have audited Evoqua Water Technologies Corp.’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Evoqua Water Technologies Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Frontier and Aquapure, which are included in the 2020 consolidated financial statements of the Company and constituted 1.2% and 3.7% of total and net assets, respectively, as of September 30, 2020 and 0.4% and (2.5%) of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Frontier and Aquapure.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity and changes in cash flows for each of the three years in the period ended September 30, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a)1 to the consolidated financial statements and our report dated November 20, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
November 20, 2020

Evoqua Water Technologies Corp.
Consolidated Balance Sheets
(In thousands)

	September 30, 2020	September 30, 2019
ASSETS
Current assets	$695,712	$637,293
Cash and cash equivalents	193,001	109,881
Receivables, net	260,479	257,585
Inventories, net	142,379	137,164
Contract assets	80,759	73,467
Prepaid and other current assets	18,715	21,940
Income tax receivable	379	—
Assets held for sale	—	37,256
Property, plant, and equipment, net	364,461	333,584
Goodwill	397,205	392,890
Intangible assets, net	309,967	314,767
Deferred income taxes, net of valuation allowance	3,639	2,790
Operating lease right-of-use assets, net	45,965	—
Other non‑current assets	27,509	25,715
Non-current assets held for sale	—	30,809
Total assets	$1,844,458	$1,737,848
LIABILITIES AND EQUITY
Current liabilities	$349,555	$322,221
Accounts payable	153,890	144,247
Current portion of debt, net of deferred financing fees	14,339	13,418
Contract liabilities	26,259	39,051
Product warranties	6,115	4,922
Accrued expenses and other liabilities	143,389	101,839
Income tax payable	5,563	4,536
Liabilities held for sale	—	14,208
Non‑current liabilities	$1,012,840	$1,049,805
Long‑term debt, net of deferred financing fees	861,695	951,599
Product warranties	1,724	2,332
Obligation under operating leases	37,796	—
Other non‑current liabilities	98,456	78,661
Deferred income taxes	13,169	13,548
Non-current liabilities held for sale	—	3,665
Total liabilities	$1,362,395	$1,372,026
Commitments and Contingent Liabilities (Note 22)
Shareholders’ equity
Common stock, par value $0.01: authorized 1,000,000 shares; issued 119,486 shares, outstanding 117,291 at September 30, 2020; issued 116,008, outstanding 114,344 shares at September 30, 2019	1,189	1,154
Treasury stock: 2,195 shares at September 30, 2020 and 1,664 shares at September 30, 2019	(2,837)	(2,837)
Additional paid‑in capital	564,928	552,422
Retained deficit	(62,664)	(174,976)
Accumulated other comprehensive loss, net of tax	(20,472)	(13,004)
Total Evoqua Water Technologies Corp. equity	$480,144	$362,759
Non‑controlling interest	1,919	3,063
Total shareholders’ equity	$482,063	$365,822
Total liabilities and shareholders’ equity	$1,844,458	$1,737,848
See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.
Consolidated Statements of Operations
(In thousands except per share data)

	Year Ended September 30,
	2020	2019	2018
Revenue from product sales	$839,857	$851,161	$802,302
Revenue from services	589,599	593,280	537,239
Revenue from product sales and services	$1,429,456	$1,444,441	$1,339,541
Cost of product sales	(588,264)	(615,171)	(582,606)
Cost of services	(391,389)	(403,308)	(352,202)
Cost of product sales and services	$(979,653)	$(1,018,479)	$(934,808)
Gross profit	$449,803	$425,962	$404,733
General and administrative expense	(192,597)	(217,013)	(193,816)
Sales and marketing expense	(136,167)	(138,936)	(136,009)
Research and development expense	(13,198)	(15,300)	(15,877)
Total operating expenses	$(341,962)	$(371,249)	$(345,702)
Other operating income	61,662	5,613	8,406
Other operating expense	(1,055)	(654)	(591)
Income before interest expense and income taxes	$168,448	$59,672	$66,846
Interest expense	(46,682)	(58,556)	(57,580)
Income before income taxes	$121,766	$1,116	$9,266
Income tax expense	(7,371)	(9,587)	(1,382)
Net income (loss)	$114,395	$(8,471)	$7,884
Net income attributable to non‑controlling interest	746	1,052	1,749
Net income (loss) attributable to Evoqua Water Technologies Corp.	$113,649	$(9,523)	$6,135
Basic income (loss) per common share	$0.97	$(0.08)	$0.05
Diluted income (loss) per common share	$0.94	$(0.08)	$0.05
See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended September 30,
	2020	2019	2018
Net income (loss)	$114,395	$(8,471)	$7,884
Other comprehensive (loss) income
Foreign currency translation adjustments	(2,830)	1,507	(3,473)
Unrealized derivative (loss) gain on cash flow hedges, net of tax	(4,717)	74	(21)
Change in pension liability, net of tax	79	(5,568)	466
Total other comprehensive loss	$(7,468)	$(3,987)	$(3,028)
Less: Comprehensive income attributable to non‑controlling interest	(746)	(1,052)	(1,749)
Comprehensive income (loss) attributable to Evoqua Water Technologies Corp.	$106,181	$(13,510)	$3,107
See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.
Consolidated Statements of Changes in Equity
(In thousands)

	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at September 30, 2017	105,359	$1,054	410	$(2,607)	$388,986	$(170,006)	$(5,989)	$5,137	$216,575
Equity based compensation expense	—	—	—	—	15,742	—	—	—	$15,742
Shares of common stock issued in initial public offering, net of offering costs	8,333	83	—	—	137,522	—	—	—	$137,605
Shares withheld related to net share settlement (including tax withholdings)	1,324	8	659	—	(8,815)	—	—	—	$(8,807)
Stock repurchases	—	—	18	(230)	—	—	—	—	$(230)
Dividends paid to non‑controlling interest	—	—	—	—	—	—	—	(3,725)	$(3,725)
Net income	—	—	—	—	—	6,135	—	1,749	$7,884
Other comprehensive loss	—	—	—	—	—	—	(3,028)	—	$(3,028)
Balance at September 30, 2018	115,016	$1,145	1,087	$(2,837)	$533,435	$(163,871)	$(9,017)	$3,161	$362,016
Cumulative effect of adoption of new accounting standards	—	—	—	—	—	(1,582)	—	—	$(1,582)
Equity based compensation expense	—	—	—	—	19,903	—	—	—	$19,903
Issuance of common stock	108	—	—	—	363	—	—	—	$363
Shares withheld related to net share settlement (including tax withholdings)	884	9	577	—	(1,279)	—	—	—	$(1,270)
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(1,150)	$(1,150)
Net (loss) income	—	—	—	—	—	(9,523)	—	1,052	$(8,471)
Other comprehensive loss	—	—	—	—	—	—	(3,987)	—	$(3,987)
Balance at September 30, 2019	116,008	$1,154	1,664	$(2,837)	$552,422	$(174,976)	$(13,004)	$3,063	$365,822
Cumulative effect of adoption of new accounting standards	—	—	—	—	—	(1,337)	—	—	$(1,337)
Equity based compensation expense	—	—	—	—	10,509	—	—	—	$10,509
Issuance of common stock, net	3,478	35	531	—	18,892	—	—	—	$18,927
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(1,890)	$(1,890)
Divestiture of Memcor product line	—	—	—	—	(16,895)	—	—	—	$(16,895)
Net income	—	—	—	—	—	113,649	—	746	$114,395
Other comprehensive loss	—	—	—	—	—	—	(7,468)	—	$(7,468)
Balance at September 30, 2020	119,486	$1,189	2,195	$(2,837)	$564,928	$(62,664)	$(20,472)	$1,919	$482,063
See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.
Consolidated Statements of Changes in Cash Flows
(In thousands)

	Year Ended September 30,
	2020	2019	2018
Operating activities
Net income (loss)	$114,395	$(8,471)	$7,884
Reconciliation of net income (loss) to cash flows provided by operating activities:
Depreciation and amortization	107,268	98,236	85,860
Amortization of debt related costs (includes $1,795, $0 and $5,575 write off of deferred financing fees)	4,026	2,612	8,073
Deferred income taxes	(1,234)	1,948	(6,232)
Share-based compensation	10,509	19,903	15,742
Loss (gain) on sale of property, plant and equipment	950	(932)	(6,750)
Gain on sale of business	(68,051)	—	—
Foreign currency exchange (gains) losses on intercompany loans and other non-cash items	(8,202)	10,713	5,766
Changes in assets and liabilities
Accounts receivable	(6,844)	(13,235)	(3,139)
Inventories	(7,604)	(1,469)	(12,051)
Contract assets	(4,136)	(23,827)	(3,544)
Prepaids and other current assets	2,088	9,447	(3,773)
Accounts payable	8,017	9,408	24,945
Accrued expenses and other liabilities	3,410	(9,159)	(22,851)
Contract liabilities	(12,556)	21,311	(9,254)
Income taxes	592	(3,651)	2,777
Other non‑current assets and liabilities	15,730	12,362	(2,436)
Net cash provided by operating activities	$158,358	$125,196	$81,017
Investing activities
Purchase of property, plant and equipment	$(88,456)	$(88,869)	$(80,713)
Purchase of intangibles	(6,529)	(6,426)	(1,950)
Proceeds from sale of property, plant and equipment	1,191	3,636	21,641
Proceeds from sale of business, net of cash of $12,117, $0, and $0	118,894	—	430
Acquisitions, net of cash received of $0, $2,073, and $27	(13,108)	(2,873)	(146,443)
Net cash provided by (used in) investing activities	$11,992	$(94,532)	$(207,035)
Financing activities
Issuance of debt, net of deferred issuance costs	$21,959	$38,381	$155,270
Borrowings under credit facility	2,597	292,825	129,000
Repayment of debt	(117,131)	(307,809)	(242,470)
Repayment of finance lease obligation	(13,441)	(12,900)	(10,474)
Payment of earn-out related to previous acquisitions	(470)	(461)	(5,528)
Proceeds from issuance of common stock	18,927	363	137,605
Taxes paid related to net share settlements of share-based compensation awards	—	(1,270)	(8,807)
Stock repurchases	—	—	(230)
Cash paid for interest rate cap	—	(2,235)	—
Distribution to non‑controlling interest	(1,890)	(1,150)	(3,725)
Net cash (used in) provided by financing activities	$(89,449)	$5,744	$150,641
Effect of exchange rate changes on cash	2,219	(1,601)	(1,512)
Cash and cash equivalents classified as held for sale	—	(7,291)	—
Change in cash and cash equivalents	$83,120	$27,516	$23,111
Cash and cash equivalents
Beginning of period	109,881	82,365	59,254
End of period	$193,001	$109,881	$82,365
See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.
Supplemental Disclosure of Cash Flow Information
(In thousands)

	Year Ended September 30,
	2020	2019	2018
Supplemental disclosure of cash flow information
Cash paid for taxes	$8,427	$10,340	$4,450
Cash paid for interest	$38,680	$52,786	$43,596
Non‑cash investing and financing activities
Accrued earn-out related to acquisitions	$204	$—	$1,570
Finance lease transactions	$12,600	$18,640	$10,595
Operating lease transactions	$23,727	$—	$—
Option and Purchase Right	$7,739	$—	$—
Landlord incentives	$—	$1,000	$—
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
On March 19, 2018, the Company completed a secondary public offering, pursuant to which 17,500 shares of common stock were sold by certain selling shareholders. On March 21, 2018, the selling shareholders sold an additional 2,625 shares of common stock as a result of the exercise in full by the underwriters of an option to purchase additional shares. On March 10, 2020 and August 10, 2020, the Company completed additional secondary public offerings, pursuant to which 13,000 and 9,200 shares of common stock were sold by certain selling shareholders, respectively. The Company did not receive any proceeds from the sale of shares by the selling shareholders in any of these secondary public offerings.
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) from the accounting records of the Company, and reflect the consolidated financial position and results of operations for the fiscal years ended September 30, 2020, 2019 and 2018. Unless otherwise specified, references in this section to a year refer to its fiscal year. All intercompany transactions have been eliminated. Unless otherwise specified, all dollar amounts in this section are referred to in thousands. Certain prior period amounts have been reclassified to conform to the current period presentation.

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
Inventories
Inventories are stated at the lower of cost or net realizable value, where cost is generally determined on the basis of an average or first‑in, first‑out (“FIFO”) method. Production costs comprise direct material and labor and applicable manufacturing overheads, including depreciation charges. The Company regularly reviews inventory quantities on hand and writes off excess or obsolete inventory based on estimated forecasts of product demand and production requirements. Manufacturing operations recognize cost of product sales using standard costing rates with overhead absorption which generally approximates actual cost.
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
In 2019, the Company entered into an interest rate cap to mitigate risks associated with the Company’s variable rate debt. The Company paid $2,235 as a premium for the interest rate cap, which was being amortized to interest expense over its term of three years. The Company terminated the interest rate cap in May 2020, and as a result wrote off the remaining unamortized premium of $1,118 to interest expense. No additional fees were incurred. The Company recorded $496 and $621 of premium amortization to interest expense during the years ended September 30, 2020 and 2019, respectively. See Note 12, “Derivative Financial Instruments” for further details.
Amortization of debt issuance costs and debt discounts/premiums included in interest expense were $1,735, $1,991 and $2,498 for the years ended September 30, 2020, 2019 and 2018, respectively.
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

Leases
The Company accounts for leases in accordance with ASC Topic No. 842, Leases, adopted as of October 1, 2019 (Topic 842). Please see the “Accounting Pronouncements Recently Adopted” section below for information regarding this adoption. See Note 21, “Leases” for further details.
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
Lessor Accounting
The Company generates revenue through the lease of its water treatment equipment and systems to customers. In certain instances, the Company enters into a contract with a customer but must construct the underlying asset prior to its lease. At the time of contract inception, the Company determines if an arrangement is or contains a lease. These contracts generally contain both lease and non-lease components, including installation, maintenance and monitoring services of the Company-owned equipment, in addition to sale of certain constructed assets. In situations where arrangements contain multiple elements, contract consideration is allocated based on relative standalone selling price. Lease components associated with underlying assets that have an alternative use are classified as operating leases with revenue recognized over time throughout the lease term. Lease components associated with underlying assets that have no alternative are classified as sales-type leases, with point in time revenue recognition at the on-set of the lease, or classified as financing transactions, with over time revenue recognition at the on-set of the construction of the underlying assets. In order for a component to be separate, the customer would be able to benefit from the right of use of the component separately or with other resources readily available to the customer and the right of the use is not highly dependent or highly interrelated with the other rights to use the other underlying assets or components.
Shipping and Handling Cost
Shipping and handling costs are included as a component of Cost of product sales.
Derivative Financial Instruments
The Company’s risk-management strategy uses derivative financial instruments to manage interest rate risk and foreign currency exchange rate risk. The Company’s objective in using interest rate derivatives is to add stability to interest expense and manage its exposure to interest rate movements. To accomplish this objective, in May 2020, the Company entered into an interest rate swap which has been designated as a cash flow hedge. The Company uses foreign currency derivative contracts in order to manage the effect of exchange fluctuations on forecasted sales and purchases that are denominated in foreign currencies. To mitigate the impact of foreign exchange rate risk, the Company entered into a series of forward contracts designated as cash flow hedges. The Company does not enter into derivatives for trading or speculative purposes. The Company accounts for derivatives and hedging activities in accordance with ASC Topic No. 815, “Derivatives and Hedging” (Topic No. 815). The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair values of derivatives that are not designated as hedges are recognized in earnings. If the derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in the hedged assets or liabilities through earnings or recognized in Accumulated other comprehensive income (loss), net of tax (“AOCI”) until the hedged item is recognized in earnings.

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
Foreign currency translation (gains) losses, mainly related to intercompany loans, which aggregated ($8,216), $12,599 and $7,018 for the years ended September 30, 2020, 2019 and 2018, respectively, are primarily included in General and administrative expenses in the Consolidated Statements of Operations.
Research and Development Costs
Research and development costs are expensed as incurred. The Company recorded $13,198, $15,300 and $15,877 of costs for the years ended September 30, 2020, 2019 and 2018, respectively.
Equity‑based Compensation
The Company measures the cost of awards of equity instruments to employees based on the grant‑date fair value of the award. The grant‑date fair value of a non-qualified stock option is determined using the Black‑Scholes model. The fair value of restricted stock unit awards is determined using the closing price of the Company’s common stock on date of grant. Compensation costs resulting from equity-based payment transactions are recognized primarily within General and administrative expenses, at fair value over the requisite vesting period on a straight-line basis.
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

The following provides a summary of TWO’s balance sheet as of September 30, 2020 and 2019, and summarized financial information for the years ended September 30, 2020, 2019 and 2018.

	September 30, 2020	September 30, 2019
Current assets (includes cash of $2,088 and $3,903)	$4,016	$6,324
Property, plant and equipment	1,145	2,186
Goodwill	2,206	2,206
Other non-current assets	—	3
Total liabilities	(1,324)	(2,388)

	Year Ended September 30,
	2020	2019	2018
Total revenues	$5,944	$10,633	$15,526
Total operating expenses	(4,519)	(8,732)	(12,996)
Income from operations	$1,425	$1,901	$2,530

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
The following provides a summary of Frontier’s balance sheet as of September 30, 2020, and summarized financial information for the fiscal year ended September 30, 2020.

September 30, 2020
Current assets (includes cash of $1,675)	$4,024
Property, plant and equipment	3,159
Goodwill	1,798
Intangible assets, net	9,918
Total liabilities	(3,692)

Year Ended September 30,
2020
Total revenues	$5,365
Total operating expenses	(8,219)
Loss from operations	$(2,854)

Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides optional expedients and exceptions for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. ASU 2020-04 is effective immediately and expires on December 21, 2022. The ASU allows eligible contracts that are modified to be accounted for as a continuation of those contracts, permits companies to preserve their hedging accounting during the transition period and enables companies to make a one-time election to transfer or sell held-to-maturity debt securities that are affected by rate reform. The Company is currently assessing the impact of adoption on the Company’s Consolidated Financial Statements and related disclosures.
In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments, which includes several amendments to clarify, conform or improve the Codification and make it easier to apply by eliminating inconsistencies and providing clarifications. The ASU includes seven different issues that describe the areas of improvement and the related amendments, which have various effective dates. The Company adopted this standard on October 1, 2020 but noted that this adoption did not have an impact on its Consolidated Financial Statements.
In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses which clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. ASU 2018-19 will be effective for the Company for the quarter ending December 31, 2020, with early adoptions permitted. The Company adopted this standard on October 1, 2020 but noted that this adoption did not have an impact on its Consolidated Financial Statements
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808) Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In addition, unit-of-account guidance in Topic 808 was aligned with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. ASU 2018-18 should be applied retrospectively to the date of initial adoption of Topic 606 and is effective for the Company for the quarter ending December 31, 2020, with early adoption permitted. The Company adopted this standard on October 1, 2020 but noted that this adoption did not have an impact on its Consolidated Financial Statements
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Subtopic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU 2018-14 will be effective for the Company for the quarter ending December 31, 2020, with early adoption permitted. The Company is currently assessing the impact of adoption on the Company’s disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, amended in November 2019 (ASU 2019-11 and 2019-10), which requires entities to use a new forward-looking “expected loss” model that reflects expected credit losses, including credit losses related to trade receivables, and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates which generally will result in the earlier recognition of allowances for losses. The Company adopted this standard on October 1, 2020 but noted that this adoption did not have an impact on its Consolidated Financial Statements.
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
2020 Acquisitions
On September 3, 2020, the Company acquired the assets of privately held Aquapure Technologies of Cincinnati (“Aquapure”), a Hamilton, Ohio based water service and equipment company. Aquapure serves the commercial and light industrial markets and provides customers with a variety of water treatment products and services, including deionization, reverse osmosis, softeners and filtration systems. Aquapure is part of the Integrated Solutions and Services segment.
On October 1, 2019, the Company acquired a 60% investment position in San Diego-based Frontier Water Systems, LLC (“Frontier”) for a purchase price of $10,885, which is net of working capital adjustments. Frontier is a pioneer in the development of patented, engineered equipment packages for high-rate treatment and removal of selenium, nitrate and other metals from complex water systems. During the year September 30, 2020, the Company incurred approximately $591 in acquisition costs, which are included in General and administrative expenses. Frontier is part of the Integrated Solutions and Services segment.

The Company has entered into an agreement to purchase the remaining 40% interest in Frontier on or prior to March 30, 2024. This agreement (a) gives holders of the remaining 40% interest in Frontier (the “Minority Owners”) the right to sell to Evoqua up to approximately 10% of the outstanding equity in Frontier at a predetermined price, which right may be exercised by the Minority Owners between January 1, 2021 and February 28, 2021 (the “Option”), and (b) obligates the Company to purchase and the Minority Owners to sell all of the Minority Owners’ remaining interest in Frontier at the fair market value at the time of sale on or prior to March 30, 2024 (the “Purchase Right”). The Purchase Right may be exercised early by the Minority Owners. The agreement to purchase the remaining interest was determined to be financing due to the mandatory Purchase Right, as per ASC Topic 480, Distinguishing Liabilities From Equity, and as such, the Company recognized a liability for the remaining 40% interest.
The value of the Option was determined to be $506 using a Black Scholes model, and was included within Accrued expenses and other liabilities on the Consolidated Balance Sheets.
The value of the Purchase Right was determined to be $6,661, and was included within Other non‑current liabilities on the Consolidated Balance Sheets, based upon the enterprise value of Frontier upon the acquisition date as per ASC Topic 480, Distinguishing Liabilities From Equity. Pursuant to ASC Topic 480, the Company determined that this should be recorded as a liability and should be recognized at the fair value at the time of inception, adjusted for any consideration or unstated rights or privileges. The liability will be subsequently measured at an amount that would be paid on the reporting date with any change in value from the previous reporting date recognized as interest cost.
The opening balance sheet for Frontier is summarized as follows:

Current assets	$3,186
Property, plant and equipment	2,963
Goodwill	1,798
Intangible assets	11,571
Total assets acquired	$19,518
Liabilities related to Option and Purchase Right	(7,167)
Other liabilities assumed	(1,466)
Net assets acquired	$10,885

2020 Divestitures
On December 31, 2019, the Company completed the previously-announced sale of the Memcor product line to DuPont de Nemours, Inc. (“DuPont”). The aggregate purchase price paid by DuPont in the Transaction was $110,000 in cash, subject to certain adjustments. Following adjustments for cash and net working capital, gross proceeds paid by DuPont were $131,011. During the year September 30, 2020, the Company recognized a $57,700 net pre-tax benefit on the sale of the Memcor product line, net of $8,300 of discretionary compensation payments to employees in connection with the transaction and $2,100 in transaction costs incurred. The Company utilized $100,000 of the proceeds from the transaction to repay a portion of the Company’s First Lien Term Loans in January 2020.

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

2019 Acquisitions
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
The opening balance sheet for ATG UV is summarized as follows:

Current assets	$6,296
Property, plant and equipment	362
Goodwill	1,738
Intangible assets	2,277
Total assets acquired	$10,673
Total liabilities assumed	(3,742)
Net assets acquired	$6,931

4. Revenue
Revenue Recognition
The Company recognizes sales of products and services based on the five-step analysis of transactions as provided in Topic 606. For all contracts with customers, the Company first identifies the contract which usually is established when the customer’s purchase order is accepted or acknowledged. Next the Company identifies the performance obligations in the contract. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The Company then determines the transaction price in the arrangement and allocates the transaction price to each performance obligation identified in the contract. The Company’s allocation of the transaction price to the performance obligations are based on the relative standalone selling prices for the goods and services contained in a particular performance obligation. The transaction price is adjusted for the Company’s estimate of variable consideration which may include discounts if the Company would fail to meet certain performance requirements, volume discounts or early payment discounts. To estimate variable consideration, the Company utilizes historical experience and known terms. Variable consideration in contracts for the years ended September 30, 2020 and 2019 was insignificant.
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
Performance Obligations

The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations if the product has an alternative use and the Company does not have an enforceable right to payment for the performance completed to date, including a normal profit margin, in the event of termination for convenience. The Company maintains a backlog of confirmed orders of approximately $165,563 at September 30, 2020. This backlog represents the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that the majority of these performance obligations will be satisfied within the next twelve months.

The recording of assets recognized from the costs to obtain and fulfill customer contracts primarily relate to the deferral of sales commissions. The Company’s costs incurred to obtain or fulfill a contract with a customer are classified as non-current assets and amortized to expense over the period of benefit of the related revenue. These costs are recorded within Cost of product sales and services. The amount of contract costs was insignificant at September 30, 2020.

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
Information regarding the source of revenues:

	Year Ended September 30,
	2020	2019
Revenue from contracts with customers recognized under Topic 606	$1,279,772	$1,309,303
Other (1)	149,684	135,138
Total	$1,429,456	$1,444,441

(1)	Other revenue relates to revenue recognized from Topic 842 (previously Topic 840), Leases, mainly attributable to long term rentals.
Information regarding revenues disaggregated by source of revenue and segment is as follows:

	Year Ended September 30,
	2020			2019
	Integrated Solutions and Services	Applied Product Technologies	Total	Integrated Solutions and Services	Applied Product Technologies	Total
Revenue from capital projects	$257,528	$335,227	$592,755	$219,289	$344,097	$563,386
Revenue from aftermarket	119,051	128,051	$247,102	122,719	165,056	$287,775
Revenue from service	567,603	21,996	$589,599	568,826	24,454	$593,280
Total	$944,182	$485,274	$1,429,456	$910,834	$533,607	$1,444,441
Information regarding revenues disaggregated by geographic area is as follows:

	Year Ended September 30,
	2020	2019
United States	$1,164,634	$1,147,649
Europe	108,139	102,998
Asia	77,253	90,273
Canada	65,223	80,083
Australia	14,207	23,438
Total	$1,429,456	$1,444,441

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

The tables below provides a roll-forward of contract assets and contract liabilities balances for the periods presented:

	Year Ended September 30,
Contract assets (a)	2020	2019
Balance at beginning of period	$73,467	$69,147
Cumulative effect of adoption of new accounting standards	—	(6,106)
Recognized in current period	347,660	325,289
Reclassified to accounts receivable	(342,371)	(302,055)
Amounts related to sale of the Memcor product line	2,710	(13,025)
Foreign currency	(707)	217
Balance at end of period	$80,759	$73,467

(a)	Excludes receivable balances which are disclosed on the Consolidated Balance Sheets.

	Year Ended September 30,
Contract Liabilities	2020	2019
Balance at beginning of period	$39,051	$17,652
Cumulative effect of adoption of new accounting standards	—	1,773
Recognized in current period	322,595	319,722
Amounts in beginning balance reclassified to revenue	(39,100)	(20,754)
Current period amounts reclassified to revenue	(295,085)	(276,002)
Amounts related to sale of the Memcor product line	(700)	(1,302)
Foreign currency	(502)	(2,038)
Balance at end of period	$26,259	$39,051

5. Fair Value Measurements
As of September 30, 2020 and 2019, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.
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
The following table presents the Company’s financial assets and liabilities at fair value. The fair values related to the pension assets are determined using net asset value (“NAV”) as a practical expedient, or by information categorized in the fair value hierarchy level based on the inputs used to determine fair value. The reported carrying amounts of deferred compensation assets and liabilities and debt approximate their fair values. The Company uses interest rates and other relevant information generated by market transactions involving similar instruments to fair value these assets and liabilities, therefore all are classified as Level 2 within the valuation hierarchy. For the years ended September 30, 2020 and 2019, there were no transfers between Level 1 and 2 of the fair value hierarchy.

	Net Asset Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2020
Assets:
Pension plan
Cash	$—	$15,061	$—	$—
Government Securities	4,924	—	—	—
Liability Driven Investment	3,604	—	—	—
Guernsey Unit Trust	1,881	—	—	—
Global Absolute Return	2,060	—	—	—
Deferred compensation plan assets
Trust Assets	—	55	—	—
Insurance	—	—	19,804	—
Foreign currency forward contracts	—	—	140	—
Liabilities:
Pension plan	—	—	(47,389)	—
Deferred compensation plan liabilities	—	—	(21,439)	—
Long‑term debt	—	—	(872,441)	—
Interest rate swap	—	—	(4,669)	—
Foreign currency forward contracts	—	—	(47)	—
Earn-outs related to acquisitions	—	—	—	(295)
Option and Purchase Right	—	—	—	(7,739)

As of September 30, 2019
Assets:
Pension plan
Cash	$—	$14,607	$—	$—
Government Securities	4,703	—	—	—
Liability Driven Investment	3,261	—	—	—
Guernsey Unit Trust	997	—	—	—
Global Absolute Return	1,957	—	—	—
Deferred compensation plan assets
Trust Assets	—	16	—	—
Insurance	—	—	18,684	—
Interest rate cap	—	—	19	—
Foreign currency forward contracts	—	—	278	—
Liabilities:
Pension plan	—	—	(42,948)	—
Deferred compensation plan liabilities	—	—	(21,318)	—
Long‑term debt	—	—	(979,357)	—
Foreign currency forward contracts	—	—	(154)	—
Earn-outs related to acquisitions	—	—	—	(1,545)

The pension plan assets and liabilities and deferred compensation assets and liabilities are included in other non-current assets and other non-current liabilities on the Consolidated Balance Sheets at September 30, 2020 and 2019.

The Company records contingent consideration arrangements at fair value on a recurring basis and the associated balances presented as of September 30, 2020 and 2019 are earn-outs related to acquisitions. See Note 3, “Acquisitions and Divestitures” for further discussion regarding the earn-outs recorded for specific acquisitions. The fair value of earn-outs related to acquisitions is based on significant unobservable inputs including the achievement of certain performance metrics. Significant changes in these inputs would result in corresponding increases or decreases in the fair value of the earn-out each period until the related contingency has been resolved. Changes in the fair value of the contingent consideration obligations can result from adjustments in the probability of achieving future development steps, sales targets and profitability and are recorded in General and administrative expenses in the Consolidated Statements of Operations.
A rollforward of the activity in the Company’s fair value of earn-outs related to acquisitions is as follows:

	Current Portion (1)	Long-term Portion (2)	Total
Balance at September 30, 2018	$770	$1,146	$1,916
Payments	(1,650)	—	(1,650)
Reclassifications	212	(212)	—
Fair value increase	1,283	—	1,283
Foreign currency	(4)	—	(4)
Balance at September 30, 2019	$611	$934	$1,545
Reclassifications	204	—	204
Payments	(187)	—	(187)
Fair value adjustment	(333)	(934)	(1,267)
Balance at September 30, 2020	$295	$—	$295

(1)	Included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

(2)	Included in Other non‑current liabilities on the Consolidated Balance Sheets.
Pursuant to the acquisition of Frontier, the Company recorded a liability for the Option and Purchase Right to purchase the remaining 40% interest. The fair value of the options is based upon significant unobservable inputs including future earnings and other market factors. Significant changes in these inputs would result in corresponding increases or decreases in the fair value of the options each period until the purchase of the remaining 40% interest has occurred. Changes in the fair value can result from earnings achieved over the passage of time and will be recorded in Interest expense in the Consolidated Statements of Operations. As of September 30, 2020, $0 is included in Accrued expenses and other liabilities related to the Option and $7,739 related to the Purchase Right is included in Other non‑current liabilities on the Consolidated Balance Sheets.
6. Accounts Receivable
Accounts receivable are summarized as follows:

	September 30, 2020	September 30, 2019
Accounts Receivable	$264,536	$262,491
Allowance for Doubtful Accounts	(4,057)	(4,906)
Receivables, net	$260,479	$257,585

The movement in the allowance for doubtful accounts was as follows:

	Year Ended September 30,
	2020	2019	2018
Balance at beginning of period	$(4,906)	$(4,199)	$(3,494)
Charged to costs and expenses	(537)	(788)	(1,832)
Write-offs	1,277	39	1,387
Foreign currency and other	109	42	(260)
Balance at end of period	$(4,057)	$(4,906)	$(4,199)

7. Inventories
The major classes of inventory, net are as follows:

	September 30, 2020	September 30, 2019
Raw materials and supplies	$78,319	$75,223
Work in progress	15,654	14,741
Finished goods and products held for resale	56,435	58,223
Costs of unbilled projects	3,438	2,347
Reserves for excess and obsolete	(11,467)	(13,370)
Inventories, net	$142,379	$137,164

The following is the activity in the reserves for excess and obsolete inventory:

	Year Ended September 30,
	2020	2019	2018
Balance at beginning of period	$(13,370)	$(9,313)	$(10,599)
Additions charged to expense	(310)	(5,754)	(419)
Write-offs	2,197	1,541	104
Foreign currency and other	16	156	1,601
Balance at end of period	$(11,467)	$(13,370)	$(9,313)

8. Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	September 30, 2020	September 30, 2019
Machinery and equipment	$357,650	$316,390
Rental equipment	221,953	172,534
Land and buildings	70,245	64,165
Construction in process	48,325	40,599
	$698,173	$593,688
Less: accumulated depreciation	(333,712)	(260,104)
Property, plant, and equipment, net	$364,461	$333,584

The Company entered into secured financing agreements that require providing a security interest in specified equipment. As of September 30, 2020 and September 30, 2019, the gross and net amounts of those assets are as follows:

	September 30, 2020		September 30, 2019
	Gross	Net	Gross	Net
Machinery and equipment	$63,305	$52,620	$48,288	$42,162
Construction in process	8,098	8,098	2,531	2,531
	$71,403	$60,718	$50,819	$44,693

Depreciation expense and maintenance and repairs expense for the years ended September 30, 2020, 2019 and 2018 were as follows:

	Year Ended September 30,
	2020	2019	2018
Depreciation expense	$73,002	$66,031	$59,017
Maintenance and repair expense	$20,303	$23,861	$23,343

9. Goodwill
Changes in the carrying amount of goodwill are as follows:

	Integrated Solutions and Services	Applied Product Technologies	Total
Balance at September 30, 2018	$224,370	$186,976	$411,346
Business combinations and divestitures	—	1,738	$1,738
Measurement period adjustments	(1,937)	63	$(1,874)
Goodwill reclassified to assets held for sale	—	(14,911)	$(14,911)
Foreign currency translation	(420)	(2,989)	$(3,409)
Balance at September 30, 2019	$222,013	$170,877	$392,890
Business combinations and divestitures	2,723	(405)	$2,318
Measurement period adjustments	—	298	$298
Foreign currency translation	(355)	2,054	$1,699
Balance at September 30, 2020	$224,381	$172,824	$397,205

As of September 30, 2020 and 2019, $153,004 and $151,880, respectively, of goodwill is deductible for tax purposes.
The Company reviewed the recoverability of the carrying value of goodwill of its reporting units. As the fair value of the Company’s reporting units was determined to be in excess of the carrying values at July 1, 2020 and 2019, no further analysis was performed. The Company has concluded that none of the goodwill was impaired as of September 30, 2020, and there are no indicators of impairment through September 30, 2020.

10. Other Intangible Assets
Intangible assets consist of the following:

		September 30, 2020
	Estimated Life (years)	Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets
Customer related	5 ‑ 26	$292,316	$(83,486)	$208,830
Proprietary technology	7 - 10	61,990	(30,886)	$31,104
Trademark	5 - 15	27,114	(9,142)	$17,972
Backlog	1	82,181	(82,181)	$—
Other	3	39,010	(21,156)	$17,854
Total amortizing intangible assets		$502,611	$(226,851)	$275,760
Indefinite‑lived intangible assets		34,207	—	$34,207
Total intangible assets		$536,818	$(226,851)	$309,967

		September 30, 2019
	Estimated Life (years)	Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets
Customer related	5 ‑ 26	$290,407	$(64,548)	$225,859
Proprietary technology	10	50,725	(24,187)	$26,538
Trademark	10 - 15	26,432	(6,245)	$20,187
Backlog	1	81,834	(81,834)	$—
Other	3	22,868	(14,892)	$7,976
Total amortizing intangible assets		$472,266	$(191,706)	$280,560
Indefinite‑lived intangible assets		34,207	—	$34,207
Total intangible assets		$506,473	$(191,706)	$314,767

The Company’s indefinite-lived intangible asset relate to Federal hazardous waste treatment management permits obtained for locations operated by the Integrated Solutions and Services segment. The permits are considered perpetually renewable. The Company performs an indefinite-lived intangible asset impairment analysis on an annual basis during the fourth quarter of the year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assessed the carrying value of the permits at the Integrated Solutions and Services segment as of July 1, 2020 using a quantitative analysis outlined in ASU No. 2012-02 to determine whether the existence of events or circumstances would lead to the conclusion that it is more likely than not that the fair values of the permits are less than the carrying amounts. Events and circumstances considered in this review included macroeconomic conditions, new competition, financial performance of the entities which utilizes the permits and other financial and non-financial events. Based on these factors, the Company concluded the fair value of the permits were not more likely than not less than the carrying amounts.

For the amortizing intangible assets, the remaining weighted-average amortization period at September 30, 2020 was as follows:

Years
Customer-related intangibles	10
Proprietary technology	5
Trademarks	7
Other	3
Aggregate net intangible assets	7

Intangible asset amortization was $34,266, $32,205 and $26,843 for the years ended September 30, 2020, 2019 and 2018, respectively. The estimated future amortization expense is as follows:

2021	$34,469
2022	34,241
2023	30,728
2024	24,505
2025	19,940
Thereafter	131,877
Total	$275,760

11. Debt
Long‑term debt consists of the following:

	September 30, 2020	September 30, 2019
First Lien Term Loan, due December 20, 2024	$819,276	$928,753
Equipment Financing, due September 30, 2023 to July 5, 2029, interest rates ranging from 3.59% to 8.07%	63,918	45,960
Notes Payable, due July 31, 2023	611	807
Mortgage, due June 30, 2028	1,665	1,635
Total debt	$885,470	$977,155
Less unamortized discount and lender fees	(9,436)	(12,138)
Total net debt	$876,034	$965,017
Less current portion	(14,339)	(13,418)
Total long‑term debt	$861,695	$951,599

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

In January 2020, the Company utilized $100,000 of the proceeds from the sale of the Memcor product line to repay a portion of the Company’s First Lien Term Loans. As a result of the prepayment, the Company wrote off $1,795 of deferred financing fees during the three months ended March 31, 2020. On February 18, 2020, EWT III entered into Amendment No. 7 (the “Amendment”), among EWT III, as the borrower, EWT Holdings II Corp, as parent guarantor, the subsidiary guarantors party thereto, the financial institutions party thereto, and Credit Suisse AG, as administrative agent and collateral agent, relating to the Credit Agreement. As a result of the Amendment, the Company incurred $760 of fees which were recorded as deferred financing fees on the Consolidated Balance Sheets. Prior to the Amendment, First Lien Term Loans in an aggregate principal amount of approximately $826,000 (the “Existing Term Loans”) were outstanding under the Credit Agreement. Pursuant to the Amendment, the Existing Term Loans were refinanced. Additionally, the Amendment amended the Credit Agreement to, among other things:

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

The Company makes quarterly principal payments of $2,369. At September 30, 2020, the interest rate on borrowings was 2.91%, comprised of 0.16% LIBOR plus the 2.75% spread.

Total deferred fees related to the First Lien Term Loan are $9,436 and $12,138, net of amortization, as of September 30, 2020 and September 30, 2019, respectively. These fees are included as a contra liability to debt on the Consolidated Balance Sheets.

The following summarizes the Company’s outstanding borrowings under the Revolver and outstanding letters of credit as of September 30, 2020 and September 30, 2019, respectively.

	September 30, 2020	September 30, 2019
Borrowing availability under the Revolver	$125,000	$125,000
Outstanding borrowings under the Revolver	—	—
Outstanding letters of credit under the Revolver	12,963	12,956
Unused amounts under the Revolver	$112,037	$112,044

Additional letters of credit under a separate arrangement	$52	$204

  The First Lien Credit Agreement contains limitations on incremental borrowings, is subject to leverage ratios and allows for optional prepayments. Under certain circumstances, the Company may be required to remit excess cash flows as defined based upon exceeding certain leverage ratios. The Company did not exceed such ratios during the year ended September 30, 2020, does not anticipate exceeding such ratios during the year ending September 30, 2021, and therefore does not anticipate any additional repayments during the year ending September 30, 2021.
Repayment Schedule
Aggregate maturities of all long‑term debt, including current portion of long‑term debt and excluding finance lease obligations as of September 30, 2020, are presented below:

Year Ended September 30,
2021	$16,451
2022	16,763
2023	17,043
2024	15,500
2025	788,844
Thereafter	30,869
Total	$885,470

12. Derivative Financial Instruments
Interest Rate Risk Management
The Company is subject to market risk exposure arising from changes in interest rates on the senior secured credit facilities, which bear interest at rates that are indexed against LIBOR. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to mitigate its exposure to rising interest rates. To accomplish these objectives, the Company entered into an interest rate swap during the third quarter of fiscal 2020 to mitigate risks associated with its variable rate debt. The interest rate swap is effective June 30, 2020, has a term of five years to hedge the variability of interest payments on the first $500,000 of the Company’s senior secured debt and fixes the LIBOR rate on this portion of the senior secured debt at 0.55%. The interest rate swap has been designated as a cash flow hedge and unrealized gains or losses, net of income tax, are recorded as a component of Accumulated other comprehensive loss on the Consolidated Balance Sheets. As interest payments are made, the realized gain or loss on the payments are recorded in Interest expense on the Consolidated Statements of Operations.
In addition, the Company entered into an interest rate cap, designated as a cash flow hedge, to mitigate risks associated with variable rate debt effective November 28, 2018. The Company terminated the interest rate cap during the third quarter of 2020. The LIBOR interest rate cap covered a notional amount of $600,000 of the Company’s senior secured debt, was effective for a period of three years and had a strike rate of 3.5%. Interest rate caps designated as cash flow hedges involve the receipt of stipulated amounts from a counterparty if interest rates rise above the strike rate defined in the contract. The premium paid for the interest rate cap was $2,235 and was being amortized to interest expense over its three-year term using the caplet method. As a result of the termination, the derivative was de-designated from hedge accounting and the Company wrote off the remaining unamortized premium of $1,118 to interest expense. No additional fees were incurred. The unamortized premium was $1,614 at September 30, 2019, of which $745 was included in Prepaid and other current assets and the remaining $869 was included in Other non‑current assets. The Company recorded $496 and $621 of premium amortization to interest expense during the years ended September 30, 2020 and 2019, respectively.
Foreign Currency Risk Management
The Company’s functional currency is the U.S. dollar. By operating internationally, the Company is subject to foreign currency risk from transactions denominated in currencies other than the U.S. dollar (“foreign currencies”). To mitigate cross-currency transaction risk, the Company analyzes significant exposures where it has receipts or payments in a currency other than the functional currency of its operations, and from time to time may strategically enter into short-term foreign currency forward contracts to lock in some or all of the cash flows associated with these transactions. The Company is also subject to currency translation risk associated with converting the foreign operations’ financial results into U.S. dollars. The Company uses foreign currency derivative contracts in order to manage the effect of exchange fluctuations on forecasted sales and purchases that are denominated in foreign currencies. To mitigate the impact of foreign exchange rate risk, the Company entered into a series of forward contracts designated as cash flow hedges. As of September 30, 2020, the notional amount of the forward contracts held to sell foreign currencies was $5,542.
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
Derivatives Designated as Cash Flow Hedges
The Company accounts for derivatives and hedging activities in accordance with ASC Topic No. 815, “Derivatives and Hedging” (Topic No. 815). As required by Topic No. 815, the Company records all derivatives on the balance sheet at fair value and adjusts to market on a quarterly basis. The Company’s interest rate cap is valued based on readily observable market inputs, such as quotations on interest rates and LIBOR yield curves at the reporting date. The Company’s foreign currency forward contracts are valued based on quoted forward foreign exchange prices and spot rates at the reporting date. For a derivative that is designated as a cash flow hedge, changes in the fair value of the derivative are recognized in AOCI to the extent the derivative is effective at offsetting the changes in the cash flows being hedged until the hedged item affects earnings. To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings in the Consolidated Statements of Operations. The Company recorded no hedge ineffectiveness during the year ended September 30, 2020. The Company does not use derivative financial instruments for trading or speculative purposes.
The following represents the fair value recorded for derivatives designated as cash flow hedges for the periods presented:

		Asset Derivatives
	Balance Sheet Location	September 30, 2020	September 30, 2019
Interest rate cap	Prepaid and other current assets	$—	$19
Foreign currency forward contracts	Prepaid and other current assets	$133	$269

		Liability Derivative
	Balance Sheet Location	September 30, 2020	September 30, 2019
Interest rate swap	Accrued expenses and other current liabilities	$4,669	$—
Foreign currency forward contracts	Accrued expenses and other current liabilities	$47	$154

The following represents the amount of (loss) gain recognized in AOCI (net of tax) during the periods presented:

	Year Ended September 30,
	2020	2019	2018
Interest rate swap	$(5,155)	$—	$—
Interest rate cap	(19)	19	—
Foreign currency forward contracts	(201)	(443)	(118)
	$(5,375)	$(424)	$(118)

The following represents the amount of (loss) gain reclassified from AOCI into earnings (effective portion) during the periods presented:

		Year Ended September 30,
	Location of (Loss) Gain	2020	2019	2018
Foreign currency forward contracts	Cost of product sales and services	$(8)	$(309)	$(76)
Foreign currency forward contracts	General and administrative expense	(192)	82	18
Foreign currency forward contracts	Selling and marketing expense	28	—	—
Foreign currency forward contracts	Research and development expense	—	(271)	(39)
Interest rate swap	Interest expense	(486)	—	—
		$(658)	$(498)	$(97)

Based on the fair value amounts of the Company’s cash flow hedges at September 30, 2020, the Company expects that approximately $97 of pre-tax net gains will be reclassified from AOCI into earnings during the next twelve months. The amount ultimately realized, however, will differ as exchange rates vary and the underlying contracts settle.
Derivatives Not Designated as Cash Flow Hedges
The following represents the fair value recorded for derivatives not designated as cash flow hedges for the periods presented:

		Asset Derivative
	Balance Sheet Location	September 30, 2020	September 30, 2019
Foreign currency forward contracts	Prepaid and other current assets	$7	$9

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
A reconciliation of the activity related to the accrued warranty, including both the current and long‑term portions, is as follows:

	Current Product Warranties			Non-Current Product Warranties
	Year Ended September 30,			Year Ended September 30,
	2020	2019	2018	2020	2019	2018
Balance at beginning of the period	$4,922	$8,907	$11,164	$2,332	$3,360	$6,110
Warranty provision for sales	4,738	5,745	4,930	701	1,915	654
Settlement of warranty claims	(4,890)	(6,529)	(6,836)	(1,170)	(999)	(3,132)
Foreign currency translation and other	550	63	(351)	(274)	(350)	(272)
Amounts related to sale of the Memcor product line	795	(3,264)	—	135	(1,594)	—
Balance at end of the period	$6,115	$4,922	$8,907	$1,724	$2,332	$3,360

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

Beginning in the second quarter of fiscal 2020, and following the sale of the Memcor product line, the Company undertook activities to reduce the cost structure and rationalize location footprint. The Company currently expects to incur approximately $3,000 to $5,000 of costs through the remainder of fiscal 2021 related to these initiatives.
On October 30, 2018, the Company announced a transition from a three-segment structure to a two-segment operating model designed to better serve the needs of customers worldwide. This new structure was effective October 1, 2018 and combined the Municipal services business with the former Industrial segment into a new segment, Integrated Solutions and Services, a group entirely focused on engaging directly with end users. The former Products segment and Municipal products businesses have been combined into a new segment, Applied Product Technologies, which is focused on developing product platforms to be sold primarily through third party channels. The Company currently expects to incur approximately $1,000 of cash costs through fiscal 2021 as a result of this transition related to other non-employee related business optimizations.
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

The table below sets forth the amounts accrued for the restructuring components and related activity:

	Year Ended September 30,
	2020	2019	2018
Balance at beginning of the period	$655	$710	$3,542
Restructuring charges following the sale of the Memcor product line	8,274	—	—
Restructuring charges related to two-segment realignment	2,092	11,090	—
Restructuring charges related to other initiatives (including VSP)	1,867	2,444	11,085
Release of prior reserves	(98)	(541)	(663)
Write-off charges	(2,461)	—	—
Cash payments	(9,367)	(12,966)	(13,280)
Other adjustments	8	(82)	26
Balance at end of the period	$970	$655	$710

The balances for accrued restructuring liabilities at September 30, 2020 and 2019, are recorded in Accrued expenses and other liabilities on the Consolidated Balance Sheets. Restructuring charges represent severance charges, inventory write-offs and consulting fees.

The table below sets forth the location of amounts recorded above on the Consolidated Statements of Operations:

	Year Ended September 30,
	2020	2019	2018
Cost of product sales and services	$8,305	$6,257	$3,897
General and administrative expense	3,053	5,531	4,775
Sales and marketing expense	305	1,082	908
Research and development expense	23	123	606
Other operating expense, net	449	—	236
	$12,135	$12,993	$10,422

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

The changes in projected benefit obligations, plan assets and the funded status of the UK and German defined benefit plans as of and for the years ended September 30, 2020 and 2019, respectively, are as follows:

	2020	2019
Change in projected benefit obligation
Projected benefit obligation at prior year measurement date	$42,948	$35,541
Service cost	1,125	898
Interest cost	492	699
Actuarial losses	5	8,056
Benefits paid from company assets	(173)	(139)
Plan amendment	—	113
Foreign currency exchange impact	2,992	(2,220)
Projected benefit obligation at measurement date	$47,389	$42,948
Change in plan assets
Fair value of assets at prior year measurement date	25,525	24,583
Actual return on plan assets	205	2,269
Benefits paid	(60)	(48)
Employer contribution	255	175
Foreign currency exchange impact	1,605	(1,454)
Fair value of assets at measurement date	$27,530	$25,525
Funded status and amount recognized in assets and liabilities	$(19,859)	$(17,423)
Amount recognized in assets and liabilities
Other non‑current assets	$2,831	$2,655
Other non‑current liabilities	$(22,690)	$(20,078)
Amount recognized in accumulated other comprehensive loss, before taxes
Actuarial loss	$11,235	$11,251

The following table provides summary information for the German plan where the projected benefit obligation and accumulated benefit obligation are in excess of plan assets:

	September 30, 2020	September 30, 2019
Projected benefit obligation	$47,389	$42,948
Accumulated benefit obligation	$25,489	$22,469
Fair value of plan assets	$27,530	$25,525

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

	2020	2019
Discount rate	0.80% - 1.97%	0.80% - 1.97%
Expected long‑term rate of return on plan assets	1.98% - 2.40%	0.90% - 1.98%
Salary scale	2.25% - 4.44%	2.25% - 4.44%
Pension increases	1.00% - 2.99%	1.00% - 3.38%

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
The actual overall asset allocation for the UK pension plan as compared to the investment policy goals as of September 30, 2020 was as follows by asset category:

	2020 Actual	2020 Target
Equity	23.5%	—%
Index‑linked gilts	76.5%	70%
Cash	—%	—%

Pension expense for the German and UK plans were as follows:

	Year Ended September 30,
	2020	2019	2018
Service cost	$1,125	$898	$933
Interest cost	492	699	742
Expected return on plan assets	(387)	(440)	(470)
Amortization of actuarial losses	1,006	371	299
Pension expense for defined benefit plans	$2,236	$1,528	$1,504

The components of pension expense, other than the service cost component which is included in General and administrative expense, are included in the line item Other operating expense in the Consolidated Statements of Operations.
Benefits expected to be paid to participants of the plans are as follows:

Year Ended September 30,
2021	$380
2022	542
2023	515
2024	613
2025	716
Five years thereafter	6,249
Total	$9,015

Defined Contribution Plans
The Company maintains a defined contribution 401(k) plan, which covers all U.S.-based employees who meet minimum age and length of service requirements. Plan participants can elect to defer pre-tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company matches 100% of eligible participants’ deferrals that do not exceed 6% of their pay (subject to limitations imposed by the Internal Revenue Code). The Company’s matching contributions were $14,243, $14,533 and $12,955 for the years ended September 30, 2020, 2019 and 2018, respectively.
Employees in the UK and Germany also participate in a defined contribution plan maintained by the Company. For the years ended September 30, 2020, 2019 and 2018, contributions made to the Company’s plan in the UK and Germany were $1,021, $796 and $707, respectively.

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
16. Income Taxes
For financial reporting purposes, income (loss) before income taxes includes the following components:

	Year Ended September 30,
	2020	2019	2018
Domestic	$81,276	$(9,140)	$(8,613)
Foreign	40,490	10,256	17,879
Income before income taxes	$121,766	$1,116	$9,266

The components of income tax (expense) benefit were as follows:

	Year Ended September 30,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	(591)	(400)	(911)
Foreign	(8,014)	(7,239)	(6,703)
	$(8,605)	$(7,639)	$(7,614)
Deferred:
Federal	115	(3,597)	6,311
State	401	196	(209)
Foreign	718	1,453	130
	$1,234	$(1,948)	$6,232
Total income tax expense	$(7,371)	$(9,587)	$(1,382)

For the years ended September 30, 2020 and September 30, 2019, the U.S. federal statutory rate was 21.0% and for the year ended September 30, 2018, the U.S. federal statutory rate was 24.5% a blended rate based upon the number of days in fiscal 2018 that the company was taxed at the former statutory rate of 35.0% and the number of days that it was taxed at the new rate of 21.0%.

A reconciliation of income tax (expense) benefit and the amount computed by applying the applicable statutory rate to income from operations before income taxes was as follows:

	Year Ended September 30,
	2020	2019	2018
Income tax (expense) benefit at the federal statutory rate of 21%	$(25,571)	$(234)	$(2,270)
State and local income taxes, net of federal tax benefit	(74)	(204)	(1,053)
Foreign tax rate differential	(1,129)	(1,471)	(2,389)
Nondeductible transaction costs	—	—	(1,489)
Nondeductible interest expense	(1,032)	(1,073)	(853)
Meals and entertainment expense	(760)	(953)	(553)
U.S. tax on foreign earnings	(8,438)	(1,421)	—
Nondeductible legal expenses	—	(112)	—
Other nondeductible expenses	(479)	(223)	(47)
Impact of tax rate changes	286	(548)	3,626
Valuation allowances	19,013	(3,886)	(4,218)
Share-based compensation in excess of accounting	4,931	475	5,156
Non-taxable gain on sale of subsidiary	4,789	—	1,131
Return-to-provision adjustments	516	(655)	449
Non-controlling interest	(466)	221	428
Net benefit of foreign R&D expenses	18	191	336
Transaction related contingent liabilities	143	(58)	89
Contingent liabilities - warranty	—	93	—
Foreign withholding taxes	—	369	—
Non-deductible exchange gain or loss	—	(587)	—
Deferred tax adjustments	491	2,016	—
Accrued tax adjustments	(6)	(1,348)	—
Tax benefits of other comprehensive income	—	(154)	—
Other	397	(25)	275
Total	$(7,371)	$(9,587)	$(1,382)

Annual Tax (Expense) Benefit
For the year ended September 30, 2020, actual tax expense differed from tax expense based on the U.S. federal statutory tax rate principally due to; the impact of the gain on the sale of the Memcor product line, which did not generate significant tax expense due to the combination of the U.S. valuation allowance and favorable foreign tax regimes; U.S. income not attracting net tax due to the valuation allowance; and the favorable impact of the reversal of a portion of the deferred tax liabilities related to indefinite lived intangibles.
For the year ended September 30, 2020, the Company provided tax expense of $7,371 as compared to expense of $9,587 for the fiscal year ended September 30, 2019. The decrease in expense was primarily the result of the favorable impact on deferred tax liabilities related to indefinite lived intangibles, a portion of which were reversed in relation to the sale of the Memcor product line.
For the year ended September 30, 2019, the Company provided tax expense of $9,587 as compared to expense of $1,382 in the fiscal year ended September 30, 2018. This increase in expense was primarily the result of the favorable impact included in the prior year of the reduction of the U.S. federal tax rate, which required the remeasurement of U.S. deferred tax liabilities associated with indefinite lived intangible assets, and the favorable impact of acquisitions for which the acquired deferred tax liabilities generated a reduction in the amount of valuation allowance required against the Company’s existing U.S. and state deferred tax assets.
Significant components of deferred tax assets and liabilities were as follows:

	September 30, 2020	September 30, 2019
Deferred Tax Assets
Receivable allowances	$856	$1,018
Reserves and accruals	24,141	24,473
Inventory valuation and other assets	4,617	4,989
Investment in partnership	1,592	2,569
Unrealized foreign exchange gains (losses), including related hedges	5,332	6,730
Other deferred taxes	3,474	897
Disallowed interest	—	7,096
Net operating loss carryforwards	29,407	49,786
Gross deferred tax assets	$69,419	$97,558
Less: Valuation allowance	(23,298)	(41,084)
Deferred tax assets less valuation allowance	$46,121	$56,474
Deferred Tax Liabilities
Goodwill	(6,579)	(9,801)
Fixed assets	(32,136)	(38,293)
Intangibles	(15,509)	(15,720)
Other deferred tax liabilities	(1,427)	(3,418)
Gross deferred tax liabilities	$(55,651)	$(67,232)
Net deferred tax liabilities	$(9,530)	$(10,758)

Accounting standards require that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This assessment requires significant judgment, and in making this evaluation, the Company considers all available positive and negative evidence, including the potential to carryback net operating losses and credits, the future reversal of certain taxable temporary differences, actual and forecasted results, and tax planning strategies that are both prudent and feasible. A significant piece of objective evidence evaluated was the cumulative income or loss incurred over the three‑year period ended September 30, 2020. The Company was in a three-year cumulative loss at September 30, 2019 but is no longer in a three-year cumulative loss position at September 30, 2020, primarily due to the sale of the Memcor business. Emerging from a three-year cumulative loss is positive evidence. However, the Company believes the favorable evidence of the first year not in a three-year cumulative loss is outweighed by the significant global economic uncertainty due to the COVID-19 health crisis.
After considering all available evidence, both positive and negative, management determined that a valuation allowance was necessary in certain jurisdictions. As of September 30, 2020, the company maintains a full valuation allowance against its deferred tax assets (excluding certain deferred tax liabilities including those related to indefinite lived intangibles) in the U.S., Germany, and the UK. A partial valuation allowance is maintained in the Netherlands related to deferred tax assets generated prior to the Magneto acquisition as well as certain credits that are not expected to be realized.

A reconciliation of the valuation allowance on deferred tax assets is as follows:

	Year Ended September 30,
	2020	2019	2018
Valuation allowance beginning of period	$41,084	$36,683	$48,573
Change in assessment	1,650	(865)	—
Current year operations	(19,856)	3,495	(1,435)
Foreign currency and other	3,012	2,254	71
Acquisitions / Dispositions	(2,592)	(483)	(10,526)
Valuation allowance end of period	$23,298	$41,084	$36,683

The Company does not anticipate that it will dispose any of its foreign subsidiaries in the foreseeable future and as such has not recorded a U.S. deferred tax asset where the tax basis exceeds the financial reporting basis of these investments. Additionally, the Company has not provided a U.S. deferred tax liability on the excess of financial reporting over tax basis of its investments.
As of September 30, 2020, 2019 and 2018, undistributed earnings of non-U.S. affiliates were approximately $53,766, $49,480 and $36,879, respectively, which are considered to be indefinitely reinvested. Upon distribution of these earnings the Company may be subject to U.S. income taxes and foreign withholding taxes. The amount of taxes that may be payable on remittance of these earnings is dependent on the tax laws and profile of the Company at that time and the availability of foreign tax credits in the year in which such earnings are remitted. Therefore, it is not practicable to estimate the amount of taxes that may be payable when these earnings are remitted in the future.
The Company utilizes the more-likely-than-not standard in recognizing a tax benefit in its financial statements. For the years ended September 30, 2020, 2019, 2018 and the Company had unrecognized tax benefits of $1,050, $1,075, and $0 respectively.
The following is a reconciliation of the Company’s total gross unrecognized tax benefits:

	Year Ended September 30,
	2020	2019	2018
Balance as of beginning of period	$1,075	$—	$—
Tax positions related to the current year
Additions	—	—	—
Tax positions related to prior years
Additions	—	1,075	—
Reductions	(25)	—	—
Expiration of statutes of limitations	—	—	—
Balance as of end of period	$1,050	$1,075	$—

At September 30, 2020, 2019, and 2018, the Company had $1,288, $1,170, and $0 classified as a current liability respectively. The amount of unrecognized tax benefits is not expected to change significantly during the next 12 months. At September 30, 2020, 2019, and 2018, if the Company’s tax positions are sustained by the taxing authorities in favor of the Company, the amount that would affect the Company’s effective tax rate was approximately $1,288, $1,170, and $0 respectively.
The Company classifies interest expense and, if applicable, penalties which could be assessed related to unrecognized tax benefits as component of income tax (expense) benefit. For the years ended September 30, 2020, 2019, and 2018 the Company recognized approximately $(143), $(95), and $0 of gross interest and penalties, respectively.

Tax attributes available to reduce future taxable income begin to expire as follows:

	September 30, 2020	First year of Expiration
Federal net operating loss	$105,828	September 30, 2035
State net operating loss	66,206	September 30, 2019
Foreign net operating loss	1,770	September 30, 2023
Foreign net operating loss (Germany, Singapore, and the UK)	18,467	Indefinite

During the fourth quarter of the year ending September 30, 2020 the Company undertook a secondary offering. As a result of that offering, the Company experienced an ownership change for purposes of I.R.C. Section 382. There was no impact to current or deferred tax expense resulting from the ownership change for the year ending September 30, 2020.

The Company is subject to audit in the U.S. as well as various states and foreign jurisdictions. The following table summarizes the Company’s earliest open tax years by major jurisdiction as of September 30, 2020:

Jurisdiction	Open Tax Years
United States	2017-2020
Australia	2016-2020
Canada	2016-2020
China	2015-2019
Germany	2016-2020
Netherlands	2015-2020
Singapore	2016-2020
United Kingdom	2018-2020

Effects of the Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act (the Tax Act) introduced new provisions that were effective January 1, 2018 and changed how certain provisions are calculated beginning with the year ended September 30, 2018. These provisions included additional limitations on the deduction of certain expenses, a limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income, a limitation on the use of net operating losses generated after fiscal 2018 to 80% taxable income, and an incremental tax (base erosion anti-abuse tax or BEAT) on excessive amounts paid to foreign related parties. These new provisions did not have a material impact to the Company’s tax expense. Amounts recorded where accounting is complete principally related to the reduction of the U.S. Corporate income tax rate to 21% which resulted in the Company reporting income tax benefit of $3,641 to remeasure deferred tax liabilities associated with indefinite lived intangible assets that will reverse at the new 21% rate. Absent this deferred tax liability, the Company is in a net deferred tax asset position that is fully offset by a valuation allowance. Though the tax effected net deferred tax asset changed, the movement was offset by movement in the valuation allowance with a net tax effect of $0.
The Tax Act also created a provision known as GILTI that imposes a tax on certain earnings of foreign subsidiaries. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore, has no provided any deferred tax impacts of GILTI in its Consolidated Financial Statements for the year ended September 30, 2018.
17. Share-Based Compensation
The Company designs equity compensation plans to attract and retain employees while also aligning employees’ interests with the interests of the Company’s shareholders. In addition, members of the Company’s Board of Directors (the “Board”) participate in equity compensation plans in connection with their service on the Company’s Board.
The Company established the Evoqua Water Technologies Corp. Stock Option Plan (the “Stock Option Plan”)

shortly after the acquisition date of January 16, 2014. The plan allows certain management employees and the Board to purchase shares in Evoqua Water Technologies Corp. Under the Stock Option Plan, the number of shares available for award was 11,083. As of September 30, 2020, there were approximately 2,149 shares available for future grants, however, the Company does not currently intend to make additional grants under the Stock Option Plan.
In connection with the IPO, the Board adopted and the Company’s shareholders approved the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (or the “Equity Incentive Plan”), under which equity awards may be granted in the form of options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, share awards and performance-based awards (including performance share units and performance-based restricted stock). Upon adoption of the Equity Incentive Plan, 5,100 shares of common stock of the Company were reserved for issuance thereunder. On February 18, 2020, the Company’s shareholders approved the amendment and restatement of the Equity Incentive Plan in order to increase the number of shares of common stock reserved for issuance thereunder by 5,000 shares and incorporate other changes. As of September 30, 2020, there were approximately 6,025 shares available for grants under the Equity Incentive Plan.
In addition to the establishment of the Equity Incentive Plan, in connection with the IPO, the Company entered into RSU agreements with each of the executive officers and certain other key members of management. Pursuant to the RSU agreements, recipients received, in the aggregate 1,197 stock-settled RSUs, the aggregate value of which equals $25,000. The RSU’s vested and settled in full upon the second anniversary of the IPO on November 2, 2019, resulting in the issuance of 1,158 shares, 419 of which were deposited into treasury in satisfaction of withholding tax obligations resulting from the vesting of the RSUs.
Option awards are granted at various times during the year, vest ratably at 25% per year, and are exercisable at the time of vesting. The options granted have a contractual term of ten years.
    A summary of the stock option activity for the years ended September 30, 2020 and 2019 is presented below:

(In thousands, except per share amounts)	Options	Weighted Average Exercise Price/Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2018	8,973	7.57	6.9 years
Granted	1,114	12.74
Exercised	(930)	5.22
Forfeited	(511)	12.43
Cancelled	(27)	20.88
Expired	—	—
Outstanding at September 30, 2019	8,619	$8.15	6.3 years	$80,826
Granted	823	$23.52
Exercised	(1,834)	$5.62
Forfeited	(172)	$15.54
Cancelled	(6)	20.60
Expired	—	—
Outstanding at September 30, 2020	7,430	$10.30	5.9 years	$83,152
Options exercisable at September 30, 2020	5,264	$6.96	4.9 years	$75,130
Options vested and expected to vest at September 30, 2020	7,382	$10.23	5.9 years	$83,042

The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options of the date of exercise) during the year ended September 30, 2020 was $27,973. During the year ended September 30, 2020, $18,927 was received from the exercise of stock options. The remaining stock options exercised during the year ended September 30, 2020 were effected through a cashless net exercise.

A summary of the status of the Company's nonvested stock options as of and for the years ended September 30, 2020, 2019 and 2018 is presented below.

	2020		2019		2018
(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share	Shares	Weighted Average Grant Date Fair Value/Share	Shares	Weighted Average Grant Date Fair Value/Share
Nonvested at beginning of period	2,379	$4.96	3,335	$4.11	4,300	$1.36
Granted	823	$6.06	1,114	$3.87	1,380	$7.91
Vested	(864)	$4.52	(1,559)	$2.61	(2,180)	$1.20
Forfeited	(172)	$4.94	(511)	$4.38	(165)	$3.27
Nonvested at end of period	2,166	$5.56	2,379	$4.96	3,335	$4.11

The total fair value of options vested during the year was $3,906, $4,064 and $2,623 for the years ended September 30, 2020, 2019 and 2018, respectively.
Restricted Stock Units
The following is a summary of the RSU activity for the years ended September 30, 2020 and 2019. On November 2, 2019, 1,158 stock-settled RSUs vested, resulting in the issuance of 739 shares of common stock to the grantees and 419 shares of common stock to treasury to satisfy withholding tax obligations.

	Shares	Weighted Average Grant Date Fair Value/Share
Outstanding at September 30, 2018	1,213	$20.88
Granted	883	$12.69
Vested	(24)	$20.75
Forfeited	(70)	$15.84
Outstanding at September 30, 2019	2,002	$17.45
Granted	394	$23.05
Vested	(1,555)	$18.79
Forfeited	(91)	$15.35
Outstanding at September 30, 2020	750	$17.86
Vested and expected to vest at September 30, 2020	729	$17.79

Expense Measurement and Recognition
The Company recognizes share-based compensation for all current award grants and, in future periods, will recognize compensation costs for the unvested portion of previous award grants based on grant date fair values. Total share-based compensation expense was $10,535 during the year ended September 30, 2020, of which $10,509 was non-cash. Share-based compensation expense was $19,903 and $15,742 during the years ended September 30, 2019 and 2018, respectively.

Reported non-cash share-based compensation expense was classified on the Consolidated Statements of Operations as shown in the following table:

	Year Ended September 30,
	2020	2019	2018
Cost of services	$91	$142	$80
General and administrative	10,418	19,761	15,662
	$10,509	$19,903	$15,742

The unrecognized compensation expense related to stock options and RSUs was $8,815 and $10,445, respectively at September 30, 2020, and is expected to be recognized over a weighted average period of 2.3 years and 2.6 years, respectively.
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
Option valuation assumptions for options granted are as follows:

Year Ended September 30,
	2020	2019	2018
Expected volatility	24.2% - 77.1%	26.3% - 30.0%	23.5% - 34.3%
Expected dividends	—	—	—
Expected term (in years)	5.4 - 6.0	5.6 - 6.0	6.0 - 6.1
Risk free rate	0.2% - 1.7%	1.5% - 2.6%	2.5% - 2.8%
Grant date fair value per share of options granted	$5.33 - $8.56	$3.14 - $7.06	$5.58 - $7.96

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
Employee Stock Purchase Plan
Effective October 1, 2018, the Company implemented an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s stock at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last business day of a six-month purchase period within the offering period. These purchases are offered twice throughout each fiscal year, and were paid by employees through payroll deductions over the respective six month purchase period, at which point the stock was be transferred to the employees. On December 21, 2018, the Company registered 11,297 shares of common stock, par value $0.01 per share, of which 5,000 are available for future issuance under the ESPP. During the years ended September 30, 2020 and 2019, the Company incurred compensation expense of $392 and $400 respectively, primarily in salaries and wages in respect of the ESPP, representing the fair value of the discounted price of the shares. These amounts are included in the total share-based compensation expense above. During the years ended September 30, 2020 and 2019, 58 shares and 46 shares, respectively, were issued under the ESPP plan.

18. Other Comprehensive Loss
The components of accumulated other comprehensive loss were:

	September 30, 2020	September 30, 2019
Foreign currency translation loss	$(5,535)	$(2,705)
Pension benefit plans, net of tax benefit of $839 and $776	(10,396)	(10,475)
Unrealized derivative (loss) gain on cash flow hedges, net of tax expense of $135 and $135	(4,541)	176
Total accumulated other comprehensive loss	$(20,472)	$(13,004)

The gains (losses) in accumulated other comprehensive loss by component, net of tax, for the years ended September 30, 2020, 2019 and 2018 are as follows:

	Foreign currency translation	Pension plans	Cash flow Hedges
Balance at September 30, 2017	$(739)	$(5,373)	$123
Other comprehensive (loss) income before reclassifications	(3,473)	167	(118)
Amounts (loss) reclassified from accumulated other comprehensive loss into earnings	—	299	97
Balance at September 30, 2018	$(4,212)	$(4,907)	$102
Other comprehensive income (loss) before reclassifications	1,507	(5,939)	(424)
Amounts (loss) reclassified from accumulated other comprehensive loss into earnings	—	371	498
Balance at September 30, 2019	$(2,705)	$(10,475)	$176
Other comprehensive loss before reclassifications	(2,830)	(927)	(5,375)
Amounts (loss) reclassified from accumulated other comprehensive loss into earnings	—	1,006	658
Balance at September 30, 2020	$(5,535)	$(10,396)	$(4,541)

Amounts reclassified out of other comprehensive loss related to the amortization of actuarial losses are included in pension expense. Refer to Note 12, “Derivative Financial Instruments” for the location in the Consolidated Statements of Operations of amounts reclassified out of other comprehensive loss related to cash flow hedges.
19. Concentration of Credit Risk
The Company’s cash and cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. The Company’s trade receivables do not represent a significant concentration of credit risk at September 30, 2020 and 2019 due to the wide variety of customers and markets into which products are sold and their dispersion across geographic areas. The Company does perform ongoing credit evaluations of its customers and maintains an allowance for potential credit losses on trade receivables. As of and for the years ended September 30, 2020, 2019 and 2018, no customer accounted for more than 10% of net sales or net accounts receivable.
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
The following tables set forth external net revenue, net of intercompany eliminations, and net asset information by region:

	Year Ended September 30,
	2020	2019	2018
Sales to external customers
United States	$1,164,634	$1,147,649	$1,067,636
Rest of World	264,822	296,792	271,905
Total	$1,429,456	$1,444,441	$1,339,541

	September 30, 2020	September 30, 2019
Net Assets
United States	$408,330	$324,887
Rest of World	73,733	40,935
	$482,063	$365,822

Long Lived Assets
United States	$347,832	$304,088
Rest of World	16,629	29,496
	$364,461	$333,584

20. Related‑Party Transactions
During the years ended September 30, 2020, 2019 and 2018, the Company reimbursed AEA Investors LP (“AEA”), the Company’s private equity sponsor, for normal and customary expenses incurred by AEA on behalf of the Company. The Company notes that these related-party transactions have not been significant in the years ended September 30, 2020, 2019, and 2018.
21. Leases
Lessee Accounting
As discussed in Note 2, “Summary of Significant Accounting Policies” the Company adopted ASU 2016-02 on October 1, 2019. ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for all leases, with the result being the recognition of a right-of-use (“ROU”) asset and a corresponding lease liability. The lease liability is equal to the present value of the minimum lease payments for the term of the lease using the discount rate determined at lease commencement and including any optional renewal periods that were determined to be reasonably certain to be exercised. The ROU asset is equal to the initial measurement of the lease liability plus any lease payments made to the lessor at or before the commencement date and any unamortized initial indirect costs incurred by the lessee, less any unamortized lease incentives received. ROU assets are periodically reviewed for impairment whenever events or changes in circumstances arise. During the year ended September 30, 2020, the Company incurred no impairment charges on ROU assets.
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
The Company occupies certain facilities and operates certain equipment and vehicles under non‑cancelable lease arrangements. Lease agreements may contain lease escalation clauses and purchase and renewal options. At the inception of a contract, the Company determines whether the arrangement is or contains a lease. A lease is determined to exist if there is an identified asset, the Company has the right to obtain substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the asset. Once a lease is determined to exist, the Company determines the lease classification at lease commencement. Leases are classified as operating or finance leases based on specific criteria. Operating lease expense is recognized on a straight-line basis on the Consolidated Statements of Operations. Finance lease expense have front-loaded expense recognition that is recognized as depreciation expense and interest expense on the Consolidated Statements of Operations. On the Consolidated Statements of Changes in Cash Flows, payments for operating leases are included in operating activities and payments for finance leases are included in financing activity, with the interest component included in operating activities.
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

The following represents the components of lease cost for the year ended September 30, 2020 and other information for both operating and finance leases for the year ended September 30, 2020:

Year Ended September 30, 2020
Lease cost
Finance lease cost:
Amortization of ROU assets	$13,738
Interest on lease liabilities	1,981
Operating lease cost	16,052
Short-term lease cost	4,970
Variable lease cost	—
Sublease income	(56)
Total lease cost	$36,685

Total lease cost for operating leases was $20,088 and $18,864 for the years ended September 30, 2019 and 2018, respectively.

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$1,968
Operating cash flows from operating leases	$16,034
Financing cash flows from finance leases	$13,459
ROU assets obtained in exchange for new finance lease liabilities	$14,934
ROU assets obtained in exchange for new operating lease liabilities	$8,456
ROU asset remeasurement	$(960)
Weighted average remaining lease term - finance leases	3.9 years
Weighted average remaining lease term - operating leases	5.2 years
Weighted average discount rate - finance leases	4.6%
Weighted average discount rate - operating leases	4.2%
The following table reconciles future minimum undiscounted rental commitments for operating leases to operating lease liabilities record on the Consolidated Balance Sheet as of September 30, 2020:

Fiscal Year
2021	$14,624
2022	11,914
2023	9,622
2024	7,259
2025	5,616
Thereafter	7,704
Total undiscounted lease payments	$56,739
Present value adjustment	(6,176)
Operating lease liabilities	$50,563
Less current installments of obligations under operating leases	12,767
Obligations under operating leases, excluding current installments	$37,796

The gross and net carrying values of the equipment under finance leases as of September 30, 2020 and September 30, 2019 was as follows:

	September 30, 2020	September 30, 2019
Gross carrying amount	$89,254	$69,760
Net carrying amount	$36,577	$36,337

The following table reconciles future minimum undiscounted rental commitments for finance leases to the finance lease liabilities recorded on the Consolidated Balance Sheet as of September 30, 2020:

Fiscal Year
2021	$12,944
2022	10,603
2023	8,003
2024	5,601
2025	3,060
Thereafter	1,115
Total undiscounted lease payments	$41,326
Present value adjustment	(3,694)
Finance lease liabilities	$37,632
Less current installments of obligations under finance leases	11,362
Obligations under finance leases, excluding current installments	$26,270

The current installments of obligations under finance leases are included in Accrued expenses and other liabilities. Obligations under finance leases, excluding current installments, are included in Other non-current liabilities.
Lessor Accounting
The Company is a lessor to multiple parties. In certain instances, the Company enters into a contract with a customer but must construct the underlying asset prior to its lease. At the time of contract inception, the Company determines if an arrangement is or contains a lease. These contracts generally contain both lease and non-lease components, including installation, maintenance and monitoring services of the Company owned equipment, in addition to sale of certain constructed assets. In situations where arrangements contain multiple elements, contract consideration is allocated based on relative standalone selling price. Lease components associated with underlying assets that have an alternative use are classified as operating leases with revenue recognized over time throughout the lease term, within Revenue from services on the Consolidated Statements of Operations. Lease components associated with underlying assets that have no alternative use are classified as sales-type leases, with point in time revenue recognition at the on-set of the lease. or classified as financing transactions, with over time revenue recognition at the on-set of the construction of the underlying assets. In order for a component to be separate, the customer would be able to benefit from the right of use of the component separately or with other resources readily available to the customer and the right of the use is not highly dependent or highly interrelated with the other rights to use the other underlying assets or components.

As of September 30, 2020, future minimum lease payments receivable under operating leases are as follows:

Fiscal year
2021	$109,312
2022	62,618
2023	44,686
2024	30,827
2025	25,097
Thereafter	155,564
Future minimum lease payments	$428,104

22. Commitments and Contingencies
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
The following summarizes the Company’s outstanding letters of credit and surety bonds as of September 30, 2020 and September 30, 2019, respectively.

	September 30, 2020	September 30, 2019
Revolving credit capacity	$45,000	$45,000
Letters of credit outstanding	12,963	12,956
Remaining revolving credit capacity	$32,037	$32,044

Surety capacity	$230,000	$220,000
Surety issuances	152,990	144,717
Remaining surety available	$77,010	$75,283

The longest maturity date of letters of credit and surety bonds in effect as of September 30, 2020 was March 20, 2030.
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
23. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	September 30, 2020	September 30, 2019
Salaries, wages and other benefits	$67,766	$35,206
Obligation under operating leases	12,767	—
Obligation under finance leases	11,362	17,859
Third party commissions	9,270	11,394
Taxes, other than income	5,316	5,215
Insurance liabilities	3,954	4,895
Provisions for litigation	2,580	1,533
Severance payments	970	655
Earn-outs related to acquisitions	295	611
Other	29,109	24,471
	$143,389	$101,839

24. Business Segments
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
The tables below provide segment information for the periods presented and a reconciliation to total consolidated information:

	Year Ended September 30,
	2020	2019	2018
Total sales
Integrated Solutions and Services	$954,542	$919,985	$844,851
Applied Product Technologies	559,635	631,332	579,291
Total sales	$1,514,177	$1,551,317	$1,424,142
Intersegment sales
Integrated Solutions and Services	$10,360	$9,151	$9,217
Applied Product Technologies	74,361	97,725	75,384
Total intersegment sales	$84,721	$106,876	$84,601
Sales to external customers
Integrated Solutions and Services	$944,182	$910,834	$835,634
Applied Product Technologies	485,274	533,607	503,907
Total sales	$1,429,456	$1,444,441	$1,339,541
Income (loss) from operations
Integrated Solutions and Services	$145,655	$148,593	$138,043
Applied Product Technologies	134,258	69,377	71,948
Corporate	(111,465)	(158,298)	(143,145)
Total income from operations	$168,448	$59,672	$66,846
Interest expense	(46,682)	(58,556)	(57,580)
Income before income taxes	$121,766	$1,116	$9,266
Income tax expense	(7,371)	(9,587)	(1,382)
Net income (loss)	$114,395	$(8,471)	$7,884
Depreciation and amortization
Integrated Solutions and Services	$67,489	$57,217	$48,781
Applied Product Technologies	14,226	17,675	16,734
Corporate	25,553	23,344	20,345
Total depreciation and amortization	$107,268	$98,236	$85,860
Capital expenditures
Integrated Solutions and Services	$75,551	$73,656	$58,464
Applied Product Technologies	6,237	7,589	11,501
Corporate	6,668	7,624	10,748
Total Capital expenditures	$88,456	$88,869	$80,713

	September 30, 2020	September 30, 2019
Assets
Integrated Solutions and Services	$835,307	$762,707
Applied Product Technologies	598,701	657,879
Corporate	410,450	317,262
Total assets	$1,844,458	$1,737,848
Goodwill
Integrated Solutions and Services	$224,381	$222,013
Applied Product Technologies	172,824	170,877
Total goodwill	$397,205	$392,890

25. Earnings Per Share
The following table sets forth the computation of basic and diluted income from continuing operations per common share:

	Year Ended September 30,
(In thousands, except per share data)	2020	2019	2018
Numerator:
Net income (loss) attributable to Evoqua Water Technologies Corp.	$113,649	$(9,523)	$6,135
Denominator:
Denominator for basic net income per common share—weighted average shares	116,721	114,703	113,944
Effect of dilutive securities:
Share‑based compensation	4,342	—	6,221
Denominator for diluted net loss per common share—adjusted weighted average shares	121,063	114,703	120,165
Basic income (loss) per common share	$0.97	$(0.08)	$0.05
Diluted income (loss) per common share	$0.94	$(0.08)	$0.05

Since the Company was in a net loss position for the year ended September 30, 2019, there was no difference between the number of shares used to calculate basic and diluted loss per share. Because of their anti-dilutive effect, 2,512 common share equivalents, comprised of employee stock options, have been excluded from the diluted EPS calculation for the year ended September 30, 2020.

26. Quarterly Financial Data
(Unaudited, in thousands, except per share data)

Three months ended	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
Revenue from product sales and services	$346,105	$351,663	$347,827	$383,861
Gross profit	105,715	111,206	110,234	122,648
Interest expense	(13,583)	(13,252)	(10,485)	(9,362)
Income tax (expense) benefit	(2,603)	7	(740)	(4,035)
Net income	53,506	7,910	21,841	31,138
Net income attributable to Evoqua Water Technologies, Corp	53,145	7,812	21,384	31,308
Basis earnings per common share	$0.46	$0.07	$0.18	$0.26
Diluted earnings per common share	$0.44	$0.06	$0.18	$0.26

Three months ended	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019
Revenue from product sales and services	$323,002	$348,628	$360,343	$412,468
Gross profit	88,730	95,611	111,294	130,327
Interest expense	(14,443)	(14,474)	(14,842)	(14,797)
Income tax benefit (expense)	4,514	4,579	(7,959)	(10,721)
Net (loss) income	(16,288)	1,573	4,290	1,954
Net (loss) income attributable to Evoqua Water Technologies, Corp	(16,730)	1,384	4,135	1,688
Basis (loss) earnings per common share	$(0.15)	$0.01	$0.04	$0.01
Diluted (loss) earnings per common share	$(0.15)	$0.01	$0.03	$0.01

27. Subsequent Events
None.

Evoqua Water Technologies Corp.
Supplementary Financial Information

SCHEDULE I-Evoqua Water Technologies Corp.
(Parent company only)
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2020	September 30, 2019
ASSETS
Current assets	$10,871	$335
Due from affiliates	5,821	—
Cash and cash equivalents	4,972	121
Prepaid and other current assets	78	214
Investment in affiliate	489,745	385,175
Total assets	$500,616	$385,510
LIABILITIES AND EQUITY
Due to affiliates	—	9,747
Total liabilities	$—	$9,747

Common stock, par value $0.01: authorized 1,000,000 shares; issued 119,486 shares, outstanding 117,291 at September 30, 2020; issued 116,008, outstanding 114,344 shares at September 30, 2019	1,189	1,154
Treasury stock: 2,195 shares at September 30, 2020 and 1,664 shares at September 30, 2019	(2,837)	(2,837)
Additional paid‑in capital	564,928	552,422
Retained deficit	(62,664)	(174,976)
Total shareholders’ equity	$500,616	$375,763
Total liabilities and shareholder’s equity	$500,616	$385,510

SCHEDULE I-Evoqua Water Technologies Corp.
(Parent company only)
Condensed Statements of Operations
(In thousands)

	Year Ended September 30,
	2020	2019	2018
Other operating income	$16	$73	$78
General and administrative expense	(476)	(303)	(2,142)
Net income (loss) of subsidiaries	114,109	(9,293)	8,199
Income (loss) before taxes	113,649	(9,523)	6,135
Benefit for income taxes	—	—	—
Net income (loss)	$113,649	$(9,523)	$6,135

SCHEDULE 1-Evoqua Water Technologies Corp.
Condensed Statements of Changes in Cash Flows
(Parent company only)
(In thousands)

	Year Ended September 30,
	2020	2019	2018
Operating activities
Net income (loss)	$113,649	$(9,523)	$6,135
Adjustments to reconcile net income (loss) to net cash used in operating activities
Net (income) loss of subsidiaries	(114,109)	9,293	(8,199)
Foreign currency exchange gains on intercompany loans	(15)	—	—
Changes in assets and liabilities
Due from affiliates	(3,990)	—	—
Due to affiliates	(9,747)	1,343	8,812
Accrued expenses	160	—	(61)
Prepaids and other current assets	(24)	(161)
Net cash (used in) provided by operating activities	$(14,076)	$952	$6,687
Investing activities
Contributed capital	$—	$—	$(140,999)
Net cash used in investing activities	$—	$—	$(140,999)
Financing activities
Proceeds from issuance of common stock	$18,927	$363	$137,605
Stock repurchases	—	—	(230)
Taxes paid related to net share settlements of share-based compensation awards	—	(1,270)	(8,807)
Net cash provided by (used in) financing activities	$18,927	$(907)	$128,568
Change in cash and cash equivalents	$4,851	$45	$(5,744)
Cash and cash equivalents
Beginning of period	121	76	5,820
End of period	$4,972	$121	$76

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
2. Guarantees and Restrictions
As of September 30, 2020, EWT Holdings III, Corp., a subsidiary of the Company, had $819,276 collectively of debt outstanding under the First Lien Term Loan. Under the terms of the credit agreements governing the Company’s senior secured credit facilities, EWT Holdings II, Corp. has guaranteed the payment of all principal and interest. In the event of a default under our senior secured credit facilities, certain of the Company’s subsidiaries will be directly liable to the debt holders. As of September 30, 2020, the Term Loan Facility had a maturity date of December 20, 2024. The credit agreements governing the Company’s senior secured credit facilities also include restrictions on the ability of the Company and its subsidiaries to (i) incur additional indebtedness and liens in connection therewith; (ii) pay dividends and make certain other restricted payments; (iii) effect mergers or consolidations; (iv) enter into transactions with affiliates; (v) sell or dispose of property or assets; and (vi) engage in unrelated lines of business.
3. Dividends from Subsidiaries
There were no cash dividends paid to Evoqua Water Technologies Corp. from the Company’s consolidated subsidiaries of each of the periods ended September 30, 2020, 2019 and 2018.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
            In accordance with Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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
During the year ended September 30, 2020, the Company completed two acquisitions including its acquisition of a 60% investment position in Frontier on October 1, 2019 and of Aquapure on September 3, 2020. These acquisitions represented 0.4% of the Company’s consolidated total revenues and 1.2% of the Company’s consolidated total assets as of September 30, 2020. Management did not include Frontier or Aquapure when conducting its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2020.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the year ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth under the headings “Our Board of Directors,” “Corporate Governance and Board Matters,” “Our Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2020, and is incorporated herein by reference.

Evoqua has adopted a code of ethics applicable to all of our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Ethics and Business Conduct. The Code of Ethics and Business Conduct is available on our website at https://aqua.evoqua.com/governance/governance-documents/default.aspx. In the event that we amend or waive certain provisions of the Code of Ethics and Business Conduct applicable to our principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we will disclose the same on our website.

Item 11. Executive Compensation

The information required by this Item is set forth under the headings “Director Compensation,” “Executive Compensation” and “Corporate Governance and Board Matters-Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2020, and is incorporated herein by reference. The information incorporated herein by reference to the section “Report of the Compensation Committee of the Board” under the heading “Executive Compensation” is deemed furnished hereunder.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2020, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

The information required by this Item is set forth under the headings “Corporate Governance and Board Matters-Director Independence” and “Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2020, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is set forth under the headings “Independent Registered Public Accounting Firm’s Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Related Services of Independent Auditors” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2020, and is incorporated herein by reference.

Part IV

Item 15.    Exhibits, Financial Statement Schedules
(a) 1.     Financial Statements:
The following items are included in Part II, Item 8:
2.    Schedules. An index of exhibits and schedules is included below. Schedules other than those listed below have been omitted from this Annual Report because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto in Part II, Item 8.
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

10.9
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

10.12
Management Agreement, among WTG Holdings I Corp., WTG Holdings III Corp. and AEA Investors LP, dated January 7, 2014 (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on October 11, 2017 (File No. 333-220785)).

10.13	†
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

10.16	†
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

10.19	†
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

10.32	†
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

10.36	†	Form of Amendment to Employment Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 22, 2018 (File No. 001-38272)).
10.37	†
Evoqua Water Technologies Corp. Non-Employee Directors Deferred Compensation Policy (effective February 26, 2018) (incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-K filed on December 11, 2018 (File No. 001-38272)).

10.38	†
Evoqua Water Technologies Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on December 21, 2018 (File No. 333-228988)).

10.39	†
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

10.41	†
Form of Restricted Stock Unit Award Agreement under the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (RSUs Received in Connection with AIP Payment) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 6, 2019 (File No. 001-38272)).

10.42	†	Amended and Restated Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 6, 2020 (File No. 001-38272)).
21.1	*	List of subsidiaries of Evoqua Water Technologies Corp.
23.1	*	Consent of Ernst & Young.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104
Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

†    Indicates a management contract or compensatory plan or arrangement.
*    Filed herewith.
**    Furnished herewith.

Item 16.    Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOQUA WATER TECHNOLOGIES CORP.

November 20, 2020	/s/ RONALD C. KEATING
	By:	Ronald C. Keating
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ronald C. Keating	Chief Executive Officer and Director (Principal Executive Officer)	November 20, 2020
Ronald C. Keating

/s/ Benedict J. Stas	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 20, 2020
Benedict J. Stas

/s/ Martin Lamb	Chairman of the Board and Director	November 20, 2020
Martin Lamb

/s/ Nick Bhambri	Director	November 20, 2020
Nick Bhambri

/s/ Gary Cappeline	Director	November 20, 2020
Gary Cappeline

/s/ Lisa Glatch	Director	November 20, 2020
Lisa Glatch

/s/ Judd Gregg	Director	November 20, 2020
Judd Gregg

/s/ Brian R. Hoesterey	Director	November 20, 2020
Brian R. Hoesterey

/s/ Vinay Kumar	Director	November 20, 2020
Vinay Kumar

/s/ Lynn C. Swann	Director	November 20, 2020
Lynn C. Swann

/s/ Peter M. Wilver	Director	November 20, 2020
Peter M. Wilver