Form 10-Q
period 2020-12-31
Evoqua Water Technologies Corp.
filed 2021-02-02
CIK 1604643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended
December 31, 2020
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There were 119,650,959 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of January 31, 2021.

EVOQUA WATER TECHNOLOGIES CORP.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report”) contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward‑looking statements by our use of forward‑looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would,” or the negative thereof, or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance, statements regarding our restructuring actions and expected restructuring charges and cost savings for fiscal 2021 and beyond, and statements related to the COVID-19 pandemic and its impact on our business contained in this Report are forward‑looking statements.
We have based these forward‑looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward‑looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed with the Securities and Exchange Commission (“SEC”) on November 20, 2020, and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Report may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward‑looking statements or could affect our share price. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward‑looking statements include, among other things:
•general global economic and business conditions, including the impacts of the COVID-19 pandemic and disruptions in global oil markets;
•our ability to compete successfully in our markets;
•our ability to execute projects on budget and on schedule;
•the potential for us to incur liabilities to customers as a result of warranty claims or failure to meet performance guarantees;
•our ability to meet our customers’ safety standards or the potential for adverse publicity affecting our reputation as a result of incidents such as workplace accidents, mechanical failures, spills, uncontrolled discharges, damage to customer or third‑party property or the transmission of contaminants or diseases;
•our ability to continue to develop or acquire new products, services and solutions and adapt our business to meet the demands of our customers, comply with changes to government regulations and achieve market acceptance with acceptable margins;
•our ability to implement our growth strategy, including acquisitions, and our ability to identify suitable acquisition targets;
•our ability to operate or integrate any acquired businesses, assets or product lines profitably or otherwise successfully implement our growth strategy;
•our ability to achieve the expected benefits of our restructuring actions, including restructuring our business into two segments;
•material and other cost inflation and our ability to mitigate the impact of inflation by increasing selling prices and improving our productivity efficiencies;
•our ability to accurately predict the timing of contract awards;
•delays in enactment or repeals of environmental laws and regulations;

•the potential for us to become subject to claims relating to handling, storage, release or disposal of hazardous materials;
•our ability to retain our senior management and other key personnel;
•our increasing dependence on the continuous and reliable operation of our information technology systems;
•risks associated with product defects and unanticipated or improper use of our products;
•litigation, regulatory or enforcement actions and reputational risk as a result of the nature of our business or our participation in large‑scale projects;
•seasonality of sales and weather conditions;
•risks related to government customers, including potential challenges to our government contracts or our eligibility to serve government customers;
•the potential for our contracts with federal, state and local governments to be terminated or adversely modified prior to completion;
•risks related to foreign, federal, state and local environmental, health and safety laws and regulations and the costs associated therewith;
•risks associated with international sales and operations, including our operations in China;
•our ability to adequately protect our intellectual property from third‑party infringement;
•risks related to our substantial indebtedness;
•our need for a significant amount of cash, which depends on many factors beyond our control;
•risks related to AEA Investors LP’s (together with certain of its affiliates, collectively, “AEA”) ownership interest in us; and
•other risks and uncertainties, including those listed under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed with the SEC on November 20, 2020, and in other filings we may make from time to time with the SEC.
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

Part I - Financial Information

Item 1. Financial Statements

Evoqua Water Technologies Corp.
Consolidated Balance Sheets
(In thousands)

	(Unaudited)
	December 31, 2020	September 30, 2020
ASSETS
Current assets	$679,540	$695,712
Cash and cash equivalents	197,920	193,001
Receivables, net	246,211	260,479
Inventories, net	155,026	142,379
Contract assets	59,825	80,759
Prepaid and other current assets	19,569	18,715
Income tax receivable	989	379
Property, plant, and equipment, net	369,915	364,461
Goodwill	408,593	397,205
Intangible assets, net	302,557	309,967
Deferred income taxes, net of valuation allowance	1,650	3,639
Operating lease right-of-use assets, net	48,245	45,965
Other non‑current assets	33,166	27,509
Total assets	$1,843,666	$1,844,458
LIABILITIES AND EQUITY
Current liabilities	$326,126	$349,555
Accounts payable	141,931	153,890
Current portion of debt, net of deferred financing fees	18,426	14,339
Contract liabilities	34,445	26,259
Product warranties	5,577	6,115
Accrued expenses and other liabilities	120,668	143,389
Income tax payable	5,079	5,563
Non‑current liabilities	1,015,579	1,012,840
Long-term debt, net of deferred financing fees	860,215	861,695
Product warranties	1,646	1,724
Obligation under operating leases	39,897	37,796
Other non‑current liabilities	102,517	98,456
Deferred income taxes	11,304	13,169
Total liabilities	1,341,705	1,362,395
Commitments and Contingent Liabilities (Note 20)
Shareholders’ equity
Common stock, par value $0.01: authorized 1,000,000 shares; issued 120,750 shares, outstanding 118,554 at December 31, 2020; issued 119,486 shares, outstanding 117,291 at September 30, 2020	1,202	1,189
Treasury stock: 2,196 shares at December 31, 2020 and 2,195 shares at September 30, 2020	(2,837)	(2,837)
Additional paid-in capital	582,197	564,928
Retained deficit	(56,231)	(62,664)
Accumulated other comprehensive loss, net of tax	(24,083)	(20,472)
Total Evoqua Water Technologies Corp. equity	500,248	480,144
Non-controlling interest	1,713	1,919
Total shareholders’ equity	501,961	482,063
Total liabilities and shareholders’ equity	$1,843,666	$1,844,458
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended December 31,
	2020	2019
Revenue from product sales	$180,015	$196,560
Revenue from services	142,178	149,545
Revenue from product sales and services	322,193	346,105
Cost of product sales	(131,061)	(140,456)
Cost of services	(95,787)	(99,934)
Cost of product sales and services	(226,848)	(240,390)
Gross profit	95,345	105,715
General and administrative expense	(42,283)	(45,770)
Sales and marketing expense	(33,928)	(38,014)
Research and development expense	(3,123)	(3,684)
Total operating expenses	(79,334)	(87,468)
Other operating income	480	51,720
Other operating expense	(257)	(275)
Income before interest expense and income taxes	16,234	69,692
Interest expense	(8,673)	(13,583)
Income before income taxes	7,561	56,109
Income tax expense	(1,084)	(2,603)
Net income	6,477	53,506
Net income attributable to non‑controlling interest	44	361
Net income attributable to Evoqua Water Technologies Corp.	$6,433	$53,145
Basic income per common share	$0.05	$0.46
Diluted income per common share	$0.05	$0.44
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended December 31,
	2020	2019
Net income	$6,477	$53,506
Other comprehensive (loss) income
Foreign currency translation adjustments	(4,877)	8,057
Unrealized derivative gain (loss) on cash flow hedges, net of tax	1,002	(49)
Change in pension liability, net of tax	264	236
Total other comprehensive (loss) income	(3,611)	8,244
Less: Comprehensive income attributable to non‑controlling interest	(44)	(361)
Comprehensive income attributable to Evoqua Water Technologies Corp.	$2,822	$61,389
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Changes in Equity
(In thousands)

	Three Months Ended December 31, 2020
	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at September 30, 2020	119,486	$1,189	2,195	$(2,837)	$564,928	$(62,664)	$(20,472)	$1,919	$482,063
Equity based compensation expense	—	—	—	—	3,019	—	—	—	$3,019
Issuance of common stock, net	1,264	13	1	—	14,250	—	—	—	$14,263
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(250)	$(250)
Net income	—	—	—	—	—	6,433	—	44	$6,477
Other comprehensive loss	—	—	—	—	—	—	(3,611)	—	$(3,611)
Balance at December 31, 2020	120,750	$1,202	2,196	$(2,837)	$582,197	$(56,231)	$(24,083)	$1,713	$501,961

	Three Months Ended December 31, 2019
	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at September 30, 2019	116,008	$1,154	1,664	$(2,837)	$552,422	$(174,976)	$(13,004)	$3,063	$365,822
Cumulative effect of adoption of new accounting standards	—	—	—	—	—	(2,023)	—	—	$(2,023)
Equity based compensation expense	—	—	—	—	3,680	—	—	—	$3,680
Issuance of common stock, net	1,645	16	419	—	4,030	—	—	—	$4,046
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(1,250)	$(1,250)
Divestiture of Memcor product line	—	—	—	—	(16,895)	—	—	—	$(16,895)
Net income	—	—	—	—	—	53,145	—	361	$53,506
Other comprehensive income	—	—	—	—	—	—	8,244	—	$8,244
Balance at December 31, 2019	117,653	$1,170	2,083	$(2,837)	$543,237	$(123,854)	$(4,760)	$2,174	$415,130
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Changes in Cash Flows
(In thousands)

	Three Months Ended December 31,
	2020	2019
Operating activities
Net income	$6,477	$53,506
Reconciliation of net income to cash flows provided by operating activities:
Depreciation and amortization	27,391	25,143
Amortization of deferred financing fees	526	701
Deferred income taxes	258	(679)
Share-based compensation	3,019	3,680
Loss on sale of property, plant and equipment	19	173
Gain on sale of business	—	(58,279)
Foreign currency exchange gains on intercompany loans and other non-cash items	(6,459)	(6,086)
Changes in assets and liabilities
Accounts receivable	18,083	11,087
Inventories	(11,551)	(14,613)
Contract assets	21,458	3,042
Prepaids and other current assets	(465)	(631)
Accounts payable	(12,652)	(11,056)
Accrued expenses and other liabilities	(32,356)	(9,378)
Contract liabilities	8,010	4,651
Income taxes	(1,271)	1,388
Other non‑current assets and liabilities	(4,873)	2,083
Net cash provided by operating activities	15,614	4,732
Investing activities
Purchase of property, plant and equipment	(17,260)	(17,572)
Purchase of intangibles	(81)	(210)
Proceeds from sale of property, plant and equipment	127	251
Proceeds from sale of business, net of cash of $0 and $12,117	—	108,921
Acquisitions	(8,743)	(11,160)
Net cash (used in) provided by investing activities	(25,957)	80,230
Financing activities
Issuance of debt, net of deferred issuance costs	7,805	3,532
Borrowings under credit facility	—	13
Repayment of debt	(5,723)	(3,793)
Repayment of finance lease obligation	(3,821)	(4,162)
Payment of earn-out related to previous acquisitions	—	(175)
Proceeds from issuance of common stock	14,263	4,046
Distribution to non‑controlling interest	(250)	(1,250)
Net cash provided by (used in) financing activities	12,274	(1,789)
Effect of exchange rate changes on cash	2,988	1,849
Change in cash and cash equivalents	4,919	85,022
Cash and cash equivalents
Beginning of period	193,001	109,881
End of period	$197,920	$194,903
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Supplemental Disclosure of Cash Flow Information
(In thousands)

	Three Months Ended December 31,
	2020	2019
Supplemental disclosure of cash flow information
Cash paid for taxes	$1,334	$1,382
Cash paid for interest	$7,624	$12,268
Non‑cash investing and financing activities
Finance lease transactions	$5,484	$1,782
Operating lease transactions	$5,954	$4,734
Option and Purchase Right	$—	$7,673
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Notes to Unaudited Consolidated Financial Statements
(In thousands, except per share data)
1. Description of the Company and Basis of Presentation
Background
Evoqua Water Technologies Corp. (referred to herein as the “Company” or “EWT”) is a holding company and does not conduct any business operations of its own. The Company was incorporated on October 7, 2013. On January 15, 2014, the Company acquired through its wholly owned entities, EWT Holdings II Corp. and EWT Holdings III Corp. (“EWT III”), all of the outstanding shares of Siemens Water Technologies, a group of legal entity businesses formerly owned by Siemens AG (“Siemens”). The stock purchase closed on January 15, 2014 and was effective January 16, 2014 (the “Acquisition”). On November 6, 2017, the Company completed its initial public offering (“IPO”).
On December 4, 2020, the Company completed a secondary public offering, pursuant to which 12,000 shares of common stock were sold by certain selling shareholders. The Company did not receive any proceeds from the sale of shares by the selling shareholders in this secondary public offering.
The Business
EWT provides a wide range of product brands and advanced water and wastewater treatment systems and technologies, as well as mobile and emergency water supply solutions and service contract options through its branch network. Headquartered in Pittsburgh, Pennsylvania, EWT is a multinational corporation with operations in the United States (“U.S.”), Canada, the United Kingdom (“UK”), the Netherlands, Germany, Australia, the People’s Republic of China, Singapore, the Republic of Korea and India.
The Company is organizationally structured into two reportable operating segments for the purpose of making operational decisions and assessing financial performance: (i) Integrated Solutions and Services and (ii) Applied Product Technologies.
Basis of Presentation
The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). All intercompany transactions have been eliminated. Unless otherwise specified, all dollar and share amounts in these notes are referred to in thousands.
The interim Unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. In our opinion, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. We consistently applied the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed with the SEC on November 20, 2020 (“2020 Annual Report”), in preparing these Unaudited Consolidated Financial Statements, with the exception of accounting standard updates described in Note 2, “Recent Accounting Pronouncements.” These Unaudited Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes included in our 2020 Annual Report. Certain prior period amounts have been reclassified to conform to the current period presentation.
2. Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial

Reporting, as amended in January 2021 (“ASU 2021-01”), which provides optional expedients and exceptions for contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. ASU 2020-04 became effective immediately and expires on December 21, 2022. ASU 2020-04 allows eligible contracts that are modified to be accounted for as a continuation of those contracts, permits companies to preserve their hedging accounting during the transition period and enables companies to make a one-time election to transfer or sell held-to-maturity debt securities that are affected by rate reform. The Company is currently assessing the impact of the adoption of ASU 2020-04 on the Company’s Unaudited Consolidated Financial Statements and related disclosures.
Accounting Pronouncements Recently Adopted
The Company adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on October 1, 2020 (“ASU 2016-13”). ASU 2016-13 requires entities to use a new forward-looking “expected loss” model that reflects expected credit losses, including credit losses related to trade receivables, and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates which generally will result in the earlier recognition of allowances for losses. The Company adopted ASU 2016-13 using a modified retrospective approach and determined that there was no cumulative-effect adjustment to its beginning Retained deficit on the Consolidated Balance Sheets. The adoption of this standard did not have a material impact on the Company’s Unaudited Consolidated Financial Statements. See Note 7, “Accounts Receivable” for further details and related disclosures.
The following accounting pronouncements were adopted by the Company during the three months ended December 31, 2020 and the adoptions did not have a material impact on the Company’s Unaudited Consolidated Financial Statements or disclosures:

Accounting Standards Updates
ASU 2020-03, Codification Improvements to Financial Instruments
ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses
ASU 2018-18, Collaborative Arrangements (Topic 808) Clarifying the Interaction between Topic 808 and Topic 606
ASU 2018-13, Fair Value Measurement (Subtopic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
3. Variable Interest Entities
Treated Water Outsourcing (“TWO”) is a joint venture between the Company and Nalco Water, an Ecolab company, in which the Company holds a 50% partnership interest. The Company is obligated to absorb all risk of loss up to 100% of the joint venture partner’s equity. As such, the Company fully consolidates TWO as a variable interest entity (“VIE”) under Accounting Standards Codification (“ASC”) Topic No. 810, Consolidation. The Company has not provided, and is not contractually required to provide, additional financial support to this entity, and the Company does not have the ability to use the assets of TWO to settle obligations of the Company’s other subsidiaries.
The following provides a summary of TWO’s balance sheet as of December 31, 2020 and September 30, 2020, and summarized financial information for the three months ended December 31, 2020 and 2019.

	December 31, 2020	September 30, 2020
Current assets (includes cash of $1,743 and $2,088)	$3,560	$4,016
Property, plant and equipment	1,084	1,145
Goodwill	2,206	2,206
Total liabilities	(1,219)	(1,324)

	Three Months Ended December 31,
	2020	2019
Total revenues	$834	$2,642
Total operating expenses	(737)	(1,958)
Income from operations	$97	$684
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
The following provides a summary of Frontier’s balance sheet as of December 31, 2020 and September 30, 2020, and summarized financial information for the three months ended December 31, 2020 and 2019.

	December 31, 2020	September 30, 2020
Current assets (includes cash of $2,143 and $1,675)	$3,528	$4,024
Property, plant and equipment	3,210	3,159
Goodwill	1,798	1,798
Intangible assets, net	9,505	9,918
Total liabilities	(3,798)	(3,692)

	Three Months Ended December 31,
	2020	2019
Total revenues	$770	$1,645
Total operating expenses	(1,738)	(1,937)
Loss from operations	$(968)	$(292)
4. Acquisitions
Acquisitions support the Company’s strategy of delivering a broad solutions portfolio with robust technology across multiple geographies and end markets. The Company continues to evaluate potential strategic acquisitions of businesses, assets and product lines and believes that capex-like, tuck-in acquisitions present a key opportunity within its overall growth strategy.
On December 17, 2020, the Company acquired the industrial water business of Ultrapure & Industrial Services, LLC (“Ultrapure”) for $8,743 cash paid at closing. Ultrapure, based out of Texas, provides customers across multiple end markets with a variety of water treatment products and services, including service deionization, reverse osmosis, UV and ozonation. Ultrapure will strengthen the Company’s service capabilities in the Houston and Dallas markets and is a part of the Integrated Solutions and Services segment. During the three months ended December 31, 2020, the Company incurred approximately $216 in acquisition costs, which are included in General and administrative expenses.

The accounting for the acquisition has not yet been completed because the Company has not finalized the valuations of the acquired assets, assumed liabilities and identifiable intangible assets, including goodwill. The preliminary opening balance sheet for Ultrapure is summarized as follows:

Current assets	$2,039
Property, plant and equipment	900
Goodwill	6,088
Other non-current assets	22
Total assets acquired	9,049
Liabilities assumed	(306)
Net assets acquired	$8,743
5. Revenue
Revenue Recognition
The Company recognizes sales of products and services based on the five-step analysis of transactions as provided in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”). For all contracts with customers, the Company first identifies the contract which usually is established when the customer’s purchase order is accepted or acknowledged. Next the Company identifies the performance obligations in the contract. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The Company then determines the transaction price in the arrangement and allocates the transaction price to each performance obligation identified in the contract. The Company’s allocation of the transaction price to the performance obligations are based on the relative standalone selling prices for the goods and services contained in a particular performance obligation. The transaction price is adjusted for the Company’s estimate of variable consideration which may include discounts if the Company would fail to meet certain performance requirements, volume discounts or early payment discounts. To estimate variable consideration, the Company utilizes historical experience and known terms. Variable consideration in contracts for the three months ended December 31, 2020 was insignificant.
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
The Company has made accounting policy elections to exclude all taxes by governmental authorities from the measurement of the transaction price and that long-term construction-type sales contracts, or those contracts for products with significant customization that the total contract price is less than $100, will be recorded at the point in time when the construction is complete.

Performance Obligations

The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations if the product has an alternative use and the Company does not have an enforceable right to payment for the performance completed to date, including a normal profit margin, in the event of termination for convenience. The Company maintains a backlog of confirmed orders, which totaled approximately $154,029 at December 31, 2020. This backlog represents the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that the majority of these performance obligations will be satisfied within the next twelve months.
The recording of assets recognized from the costs to obtain and fulfill customer contracts primarily relate to the deferral of sales commissions. The Company’s costs incurred to obtain or fulfill a contract with a customer are classified as non-current assets and amortized to expense over the period of benefit of the related revenue. These costs are recorded within Cost of product sales and services. The amount of contract costs was insignificant at December 31, 2020.
The Company offers standard warranties that generally do not represent a separate performance obligation. In certain instances, a warranty is obtained separately from the original equipment sale or the warranty provides incremental services and as such is treated as a separate performance obligation.
Disaggregation of Revenue
In accordance with Topic 606, the Company disaggregates revenue from contracts with customers into source of revenue, reportable operating segment and geographical regions. The Company determined that disaggregating revenue into these categories meets the disclosure objective in Topic 606, which is to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
Information regarding the source of revenues:

	Three Months Ended December 31,
	2020	2019
Revenue from contracts with customers recognized under Topic 606	$285,188	$308,602
Other (1)	37,005	37,503
Total	$322,193	$346,105
(1)     Other revenue relates to revenue recognized pursuant to ASU 2016-02, Leases (Topic 842), mainly attributable to long term rentals.
Information regarding revenues disaggregated by source of revenue and segment is as follows:

	Three Months Ended December 31,
	2020			2019
	Integrated Solutions and Services	Applied Product Technologies	Total	Integrated Solutions and Services	Applied Product Technologies	Total
Revenue from capital projects	$50,626	$76,889	$127,515	$54,620	$74,926	$129,546
Revenue from aftermarket	27,146	25,354	52,500	29,673	37,341	67,014
Revenue from service	136,945	5,233	142,178	143,845	5,700	149,545
Total	$214,717	$107,476	$322,193	$228,138	$117,967	$346,105

Information regarding revenues disaggregated by geographic area is as follows:

	Three Months Ended December 31,
	2020	2019
United States	$264,131	$277,717
Asia	22,605	18,742
Europe	21,285	26,112
Canada	11,179	17,563
Australia	2,993	5,971
Total	$322,193	$346,105
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
The tables below provide a roll-forward of contract assets and contract liabilities balances for the periods presented:

	Three Months Ended December 31,
Contract assets (a)	2020	2019
Balance at beginning of period	$80,759	$73,467
Recognized in current period	66,885	84,596
Reclassified to accounts receivable	(88,560)	(87,046)
Amounts related to sale of the Memcor product line	—	2,710
Foreign currency	741	182
Balance at end of period	$59,825	$73,909
(a)     Excludes receivable balances which are disclosed on the Consolidated Balance Sheets.

	Three Months Ended December 31,
Contract Liabilities	2020	2019
Balance at beginning of period	$26,259	$39,051
Recognized in current period	96,230	88,616
Amounts in beginning balance reclassified to revenue	(24,895)	(37,624)
Current period amounts reclassified to revenue	(62,730)	(46,083)
Amounts related to sale of the Memcor product line	—	(700)
Foreign currency	(419)	374
Balance at end of period	$34,445	$43,634

6. Fair Value Measurements
As of December 31, 2020 and September 30, 2020, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.
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

	Net Asset Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2020
Assets:
Pension plan
Cash	$—	$769	$—	$—
Global Multi-Asset Fund	14,895	—	—	—
Government Securities	3,034	—	—	—
Liability Driven Investment	6,126	—	—	—
Guernsey Unit Trust	2,100	—	—	—
Global Absolute Return	2,223	—	—	—
Deferred compensation plan assets
Insurance	—	—	20,777	—
Foreign currency forward contracts	—	—	173	—
Liabilities:
Pension plan	—	—	(49,599)	—
Deferred compensation plan liabilities	—	—	(22,833)	—
Long‑term debt	—	—	(885,971)	—
Interest rate swap	—	—	(3,703)	—
Foreign currency forward contracts	—	—	(53)	—
Earn-outs related to acquisitions	—	—	—	(295)
Option and Purchase Right	—	—	—	(7,739)

As of September 30, 2020
Assets:
Pension plan
Cash	$—	$15,061	$—	$—
Government Securities	4,924	—	—	—
Liability Driven Investment	3,604	—	—	—
Guernsey Unit Trust	1,881	—	—	—
Global Absolute Return	2,060	—	—	—
Deferred compensation plan assets
Trust Assets	—	55	—	—
Insurance	—	—	19,804	—
Foreign currency forward contracts	—	—	140	—
Liabilities:
Pension plan	—	—	(47,389)	—
Deferred compensation plan liabilities	—	—	(21,439)	—
Long‑term debt	—	—	(872,441)	—
Interest rate swap	—	—	(4,669)	—
Foreign currency forward contracts	—	—	(47)	—
Earn-outs related to acquisitions	—	—	—	(295)
Option and Purchase Right	—	—	—	(7,739)
The pension plan assets and liabilities and deferred compensation plan assets and liabilities are included in Other non‑current assets and Other non‑current liabilities at December 31, 2020 and September 30, 2020.

The Company records contingent consideration arrangements at fair value on a recurring basis and the associated balances presented as of December 31, 2020 and September 30, 2020 are earn-outs related to acquisitions. The fair value of earn-outs related to acquisitions is based on significant unobservable inputs including the achievement of certain performance metrics. Significant changes in these inputs would result in corresponding increases or decreases in the fair value of the earn-out each period until the related contingency has been resolved. Changes in the fair value of the contingent consideration obligations can result from adjustments in the probability of achieving future development steps, sales targets and profitability and are recorded in General and administrative expenses in the Unaudited Consolidated Statements of Operations. There were no changes in the fair value of earn-outs related to acquisitions during the three months ended December 31, 2020. As of December 31, 2020 and September 30, 2020, earn-outs related to acquisitions totaled $295 and are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.
Pursuant to the acquisition of Frontier, the Company recorded a liability for the Option and Purchase Right to purchase the remaining 40% interest. The fair value of the options is based upon significant unobservable inputs including future earnings and other market factors. Significant changes in these inputs would result in corresponding increases or decreases in the fair value of the options each period until the purchase of the remaining 40% interest has occurred. Changes in the fair value can result from earnings achieved over the passage of time and will be recorded in Interest expense in the Unaudited Consolidated Statements of Operations. There were no changes in the fair value of the Option and Purchase Right during the three months ended December 31, 2020. As of each of December 31, 2020 and September 30, 2020, $7,739 is included in Other non‑current liabilities related to the Option and Purchase Right on the Consolidated Balance Sheets.
7. Accounts Receivable
All trade receivables are reported on the Consolidated Balance Sheets at the outstanding principal amount adjusted for any allowance for credit losses and any charge offs. The Company provides an allowance for credit losses to reduce trade receivables to their estimated net realizable value equal to the amount that is expected to be collected. This allowance is estimated based on historical collection experience, the aging of receivables, specific current and expected future macro-economic and market conditions, and assessments of the current creditworthiness and economic status of customers. The Company considers a receivable delinquent if it is unpaid after the term of the related invoice has expired. Write‑offs are recorded at the time all collection efforts have been exhausted. The Company reviews its allowance for credit losses on a quarterly basis.
Accounts receivable are summarized as follows:

	December 31, 2020	September 30, 2020
Accounts receivable	$250,534	$264,536
Allowance for credit losses	(4,323)	(4,057)
Receivables, net	$246,211	$260,479
The movement in the allowance for credit losses was as follows for the three months ended December 31, 2020:

Balance at September 30, 2020	$(4,057)
Charged to costs and expenses	(405)
Write-offs	179
Foreign currency and other	(40)
Balance at December 31, 2020	$(4,323)

8. Inventories
The major classes of Inventories, net are as follows:

	December 31, 2020	September 30, 2020
Raw materials and supplies	$81,917	$78,319
Work in progress	16,956	15,654
Finished goods and products held for resale	63,339	56,435
Costs of unbilled projects	3,860	3,438
Reserves for excess and obsolete	(11,046)	(11,467)
Inventories, net	$155,026	$142,379
9. Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	December 31, 2020	September 30, 2020
Machinery and equipment	$363,338	$357,650
Rental equipment	230,027	221,953
Land and buildings	70,709	70,245
Construction in process	51,923	48,325
	715,997	698,173
Less: accumulated depreciation	(346,082)	(333,712)
	$369,915	$364,461
The Company entered into secured financing agreements that require providing a security interest in specified equipment. As of December 31, 2020 and September 30, 2020, the gross and net amounts of those assets are as follows:

	December 31, 2020		September 30, 2020
	Gross	Net	Gross	Net
Machinery and equipment	$65,285	$53,214	$63,305	$52,620
Construction in process	13,978	13,978	8,098	8,098
	$79,263	$67,192	$71,403	$60,718
Depreciation expense and maintenance and repairs expense for the three months ended December 31, 2020 and 2019 were as follows:

	Three Months Ended December 31,
	2020	2019
Depreciation expense	$18,511	$17,303
Maintenance and repair expense	5,208	6,065

10. Goodwill
Changes in the carrying amount of goodwill are as follows:

	Integrated Solutions and Services	Applied Product Technologies	Total
Balance at September 30, 2020	$224,381	$172,824	$397,205
Business combinations	6,088	—	6,088
Measurement period adjustment	72	—	72
Foreign currency translation	1,990	3,238	5,228
Balance at December 31, 2020	$232,531	$176,062	$408,593
As of December 31, 2020 and September 30, 2020, $159,240 and $153,004, respectively, of goodwill was deductible for tax purposes.
11. Debt
Long‑term debt consists of the following:

	December 31, 2020	September 30, 2020
First Lien Term Loan, due December 20, 2024	$816,907	$819,276
Revolving Credit Facility	—	—
Equipment Financing, due February 28, 2021 to July 5, 2029, interest rates ranging from 3.25% to 8.07% (1)	70,085	63,918
Notes Payable, due July 31, 2023	560	611
Mortgage (2)	—	1,665
Total debt	887,552	885,470
Less unamortized deferred financing fees	(8,911)	(9,436)
Total net debt	878,641	876,034
Less current portion	(18,426)	(14,339)
Total long‑term debt	$860,215	$861,695
(1)On December 30, 2020, the Company completed $3,905 of equipment financings due December 30, 2027 at a fixed interest rate of 3.73%. On December 31, 2020, the Company completed $3,899 of equipment financings due February 28, 2021 at a fixed interest rate of 3.25%.
(2)During the three months ended December 31, 2020, the Company paid off the outstanding balance of the mortgage due June 30, 2028.
Term Facilities and Revolving Credit Facility
On January 15, 2014, EWT III entered into a First Lien Credit Agreement (as modified, amended or supplemented from time to time, the “Credit Agreement”) and a Second Lien Credit Agreement among EWT III, EWT Holdings II Corp., the lenders party thereto and Credit Suisse AG as administrative agent and collateral agent. The term loans outstanding under the Second Lien Credit Agreement were prepaid on October 28, 2016. The Credit Agreement also makes available to the Company a revolving credit facility (the “Revolver”) of up to $125,000, with a letter of credit sublimit of up to $45,000. The term loans outstanding under the Credit Agreement (the “First Lien Term Loan”) mature on December 20, 2024, and the Revolver matures on December 20, 2022.
The Company makes quarterly principal payments of $2,369. At December 31, 2020, the interest rate on borrowings was 2.65%, comprised of 0.15% LIBOR plus the 2.50% spread.

Deferred financing fees related to the First Lien Term Loan were included as a contra liability to debt on the Consolidated Balance Sheets as follows:

	December 31, 2020	September 30, 2020
Current portion of deferred financing fees (1)	$(2,130)	$(2,112)
Long-term portion of deferred financing fees (2)	(6,781)	(7,324)
Total deferred financing fees	$(8,911)	$(9,436)
(1)Included in Current portion of debt, net of deferred financing fees on the Consolidated Balance Sheets.
(2)Included in Long-term debt, net of deferred financing fees on the Consolidated Balance Sheets.
Amortization of deferred financing fees included in interest expense were $526 and $515 for the three months ended December 31, 2020 and 2019, respectively.
The following summarizes the Company’s outstanding borrowings under the Revolver and outstanding letters of credit as of December 31, 2020 and September 30, 2020, respectively.

	December 31, 2020	September 30, 2020
Borrowing availability under the Revolver	$125,000	$125,000
Outstanding borrowings under the Revolver	—	—
Outstanding letters of credit under the Revolver	11,824	12,963
Unused amounts under the Revolver	$113,176	$112,037

Additional letters of credit under a separate arrangement	$33	$52
The Credit Agreement contains limitations on incremental borrowings, is subject to leverage ratios and allows for optional prepayments. Under certain circumstances, the Company may be required to remit excess cash flows as defined based upon exceeding certain leverage ratios. The Company did not exceed such ratios during the three months ended December 31, 2020, does not anticipate exceeding such ratios during the year ending September 30, 2021, and therefore does not anticipate any additional repayments during the year ending September 30, 2021.
Repayment Schedule
Aggregate maturities of all long‑term debt, including current portion of long‑term debt and excluding finance lease obligations as of December 31, 2020, are presented below:

Fiscal Year
Remainder of 2021	$16,440
2022	17,002
2023	17,295
2024	797,133
2025	7,754
Thereafter	31,928
Total	$887,552
12. Derivative Financial Instruments
Interest Rate Risk Management
The Company is subject to market risk exposure arising from changes in interest rates on the senior secured credit facilities, which bear interest at rates that are indexed against LIBOR. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to mitigate its exposure to rising interest rates. To accomplish these objectives, on May 22, 2020, the Company entered into an interest rate swap to mitigate risks associated with variable rate debt. The interest rate swap became effective on June 30, 2020, has a term of five years to hedge the variability of interest payments on the first $500,000 of the Company’s senior secured debt and fixes the LIBOR rate on this portion of the senior secured debt at 0.55%. The interest rate swap has been designated as a cash flow hedge and unrealized gains or losses, net of income tax, are recorded as a component of Accumulated Other Comprehensive Income (“AOCI”) on the Consolidated Balance Sheets. As interest payments are made, the realized gain or loss on the payments is recorded in Interest expense on the Unaudited Consolidated Statements of Operations.
Foreign Currency Risk Management
The Company’s functional currency is the U.S. dollar. By operating internationally, the Company is subject to foreign currency risk from transactions denominated in currencies other than the U.S. dollar (“foreign currencies”). To mitigate cross-currency transaction risk, the Company analyzes significant exposures where it has receipts or payments in a currency other than the functional currency of its operations, and from time to time may strategically enter into short-term foreign currency forward contracts to lock in some or all of the cash flows associated with these transactions. The Company is also subject to currency translation risk associated with converting the foreign operations’ financial statements into U.S. dollars. The Company uses foreign currency derivative contracts in order to manage the effect of exchange fluctuations on forecasted sales and purchases that are denominated in foreign currencies. To mitigate the impact of foreign exchange rate risk, the Company entered into a series of forward contracts designated as cash flow hedges. As of December 31, 2020, the notional amount of the forward contracts held to sell foreign currencies was $4,268.
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
Derivatives Designated as Cash Flow Hedges
The Company accounts for derivatives and hedging activities in accordance with ASC Topic No. 815, “Derivatives and Hedging” (Topic No. 815). As required by Topic No. 815, the Company records all derivatives on the balance sheet at fair value and adjusts to market on a quarterly basis. The Company’s interest rate swap is valued based on readily-observable market inputs, such as quotations on interest rates and LIBOR yield curves at the reporting date. The Company’s foreign currency forward contracts are valued based on quoted forward foreign exchange prices and spot rates at the reporting date. For a derivative that is designated as a cash flow hedge, changes in the fair value of the derivative are recognized in AOCI until the hedged item affects earnings. The Company does not use derivative financial instruments for trading or speculative purposes.
The following represents the fair value recorded for derivatives designated as cash flow hedges for the periods presented:

		Asset Derivatives
	Balance Sheet Location	December 31, 2020	September 30, 2020
Foreign currency forward contracts	Prepaid and other current assets	173	133

		Liability Derivative
	Balance Sheet Location	December 31, 2020	September 30, 2020
Interest rate swap	Accrued expenses and other current liabilities	$3,703	$4,669
Foreign currency forward contracts	Accrued expenses and other current liabilities	52	47
The following represents the amount of gain (loss) recognized in AOCI (net of tax) during the periods presented:

	Three Months Ended December 31,
	2020	2019
Interest rate swap	$457	$—
Interest rate cap	—	(14)
Foreign currency forward contracts	3	19
The following represents the amount of (loss) gain on foreign currency forward contracts reclassified from AOCI into earnings during the periods presented:

	Three Months Ended December 31,
Location of (Loss) Gain	2020	2019
General and administrative expense	$(32)	$54
Interest expense	(510)	—
	$(542)	$54
Based on the fair value amounts of the Company’s cash flow hedges at December 31, 2020, the Company expects that approximately $124 of pre-tax net gains will be reclassified from AOCI into earnings during the next twelve months. The amount ultimately realized, however, will differ as exchange rates vary and the underlying contracts settle.
Derivatives Not Designated as Cash Flow Hedges
The following represents the fair value recorded for derivatives not designated as cash flow hedges for the periods presented:

		Asset Derivatives
	Balance Sheet Location	December 31, 2020	September 30, 2020
Foreign currency forward contracts	Prepaid and other current assets	$—	$7

		Liability Derivatives
	Balance Sheet Location	December 31, 2020	September 30, 2020
Foreign currency forward contracts	Accrued expenses and other current liabilities	$1	$—

13. Product Warranties
A reconciliation of the activity related to the accrued warranty, including both the current and long‑term portions, is as follows:

	Current Product Warranties		Non-Current Product Warranties
	Three Months Ended December 31,		Three Months Ended December 31,
	2020	2019	2020	2019
Balance at beginning of the period	$6,115	$4,922	$1,724	$2,332
Warranty provision for sales	371	1,251	252	44
Settlement of warranty claims	(978)	(1,989)	(374)	(1,076)
Amounts related to sale of the Memcor product line	—	795	—	135
Foreign currency translation and other	69	152	44	36
Balance at end of the period	$5,577	$5,131	$1,646	$1,471
14. Restructuring and Related Charges
To better align its resources with its growth strategies and reduce its cost structure, the Company commits to various restructuring plans as necessary. The Company has undertaken various restructuring initiatives, including undertaking activities to reduce the cost structure and rationalize location footprint following the sale of the Memcor product line, transitioning from a three-segment structure to a two-segment operating model designed to better serve the needs of customers worldwide, and various initiatives within the Integrated Solutions and Services segment to drive efficiency and effectiveness in certain divisions.
The Company currently expects to incur approximately $3,000 to $5,000 of costs through the remainder of fiscal 2021 related to restructuring charges following the sale of the Memcor product line. The Company currently expects to incur approximately $1,000 of cash costs through the remainder of fiscal 2021 as a result of its transition to a two-segment operating model related to other non-employee related business optimizations. The Company currently expects to incur approximately $1,300 to $1,700 of costs through the remainder of fiscal 2021 related to the restructuring within certain divisions of the Integrated Solutions and Services segment.
The table below sets forth the amounts accrued for the restructuring components and related activity:

	Three Months Ended December 31,
	2020	2019
Balance at beginning of the period	$970	$655
Restructuring charges following the sale of the Memcor product line	908	—
Restructuring charges related to two-segment realignment	238	675
Restructuring charges related to other initiatives	29	245
Release of prior reserves	(9)	(53)
Write off charges	(121)	—
Cash payments	(986)	(1,156)
Other adjustments	92	(1)
Balance at end of the period	$1,121	$365
The balances for accrued restructuring liabilities at December 31, 2020 and September 30, 2020, are recorded in Accrued expenses and other liabilities on the Consolidated Balance Sheets. Restructuring charges primarily represent severance charges and other employee costs, fixed asset write-offs and certain relocation expenses. The Company expects to pay the remaining amounts accrued as of December 31, 2020 during the remainder of fiscal 2021.

The table below sets forth the location of amounts recorded above on the Unaudited Consolidated Statements of Operations:

	Three Months Ended December 31,
	2020	2019
Cost of product sales and services	$826	$384
General and administrative expense	138	480
Sales and marketing expense	218	3
Research and development expense	(16)	—
	$1,166	$867
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
The components of net periodic benefit cost for the plans were as follows:

	Three Months Ended December 31,
	2020	2019
Service cost	$284	$261
Interest cost	79	68
Expected return on plan assets	(87)	(30)
Amortization of actuarial losses	264	236
Pension expense for defined benefit plans	$540	$535
The components of pension expense, other than the service cost component which is included in General and administrative expense, are included in the line item Other operating expense in the Unaudited Consolidated Statements of Operations.
16. Income Taxes
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
Annual Effective Tax Rate
The PAETR, which excludes the impact of discrete items, was 13.8% and 4.9% as of the three months ended December 31, 2020 and 2019, respectively. For the three months ended December 31, 2020, the PAETR of 13.8% was lower than the U.S federal statutory rate of 21.0% primarily due to the impact of maintaining a U.S. valuation allowance provided on U.S. deferred tax assets and is higher than the prior year’s rate which included the impact of the sale of the Memcor product line, and the impact on deferred tax liabilities related to indefinite lived intangibles, a portion of which was reversed in relation to the sale of the Memcor product line.
The Company continues to maintain a full valuation on U.S. federal and state net deferred tax assets (excluding the tax effects of deferred tax liabilities associated with indefinite lived intangibles) for the year ending September 30, 2021 as a result of pretax losses incurred since the Company’s inception in early 2014. The Company reported positive pre-tax earnings for the first time in 2017 and is projecting positive pre-tax earnings in 2021, however, the Company generated pre-tax losses in all other years and was in a three-year cumulative loss position at September 30, 2019. The Company believes it is prudent to retain a valuation allowance until a more consistent pattern of earnings is established and net operating loss carryforwards begin to be utilized.
Current and Prior Period Tax Expense
For the three months ended December 31, 2020, the Company recognized income tax expense of $1,084 on pretax income of $7,561. The rate of 14.3% differed from the statutory rate of 21.0% principally due to the impact of maintaining a U.S. valuation allowance against U.S. deferred tax assets.

For the three months ended December 31, 2019, the Company recognized income tax expense of $2,603 on pretax income of $56,109. The rate of 4.6% differed from the statutory rate of 21.0% principally due to the gain on the sale of the Memcor product line which did not generate significant tax expense due to the combination of the U.S. valuation allowance and favorable foreign tax regimes, as well as the favorable impact of the reversal of a portion of deferred tax liabilities related to indefinite lived intangibles.

At December 31, 2020 and 2019, the Company had gross unrecognized tax benefits of $1,322 and $1,289, respectively.
17. Share-Based Compensation
The Company designs equity compensation plans to attract and retain employees while also aligning employees’ interests with the interests of the Company’s shareholders. In addition, members of the Company’s Board of Directors (the “Board”) participate in equity compensation plans in connection with their service on the Company’s Board.

The Company established the Evoqua Water Technologies Corp. Stock Option Plan (the “Stock Option Plan”) shortly after the acquisition date of January 16, 2014. The plan allows certain management employees and the Board to purchase shares in the Company. Under the Stock Option Plan, the number of shares available for award was 11,083. As of December 31, 2020, there were approximately 2,149 shares available for future grants, however, the Company does not currently intend to make additional grants under the Stock Option Plan.
In connection with the IPO, the Board adopted, and the Company’s shareholders approved, the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (the “Equity Incentive Plan”), under which equity awards may be granted in the form of options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, share awards and performance-based awards (including performance share units and performance-based restricted stock). Upon adoption of the Equity Incentive Plan, 5,100 shares of common stock of the Company were reserved for issuance thereunder. On February 18, 2020, the Company’s shareholders approved the amendment and restatement of the Equity Incentive Plan in order to increase the number of shares of common stock reserved for issuance thereunder by 5,000 shares and incorporate other changes. As of December 31, 2020, there were approximately 5,916 shares available for grants under the Equity Incentive Plan.

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

A summary of the stock option activity as of December 31, 2020 is presented below:

(In thousands, except per share amounts)	Options	Weighted Average Exercise Price/Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2020	7,430	$10.30	5.9 years	$83,152
Granted	1	23.18
Exercised	(1,112)	5.75
Forfeited	(4)	19.00
Outstanding at December 31, 2020	6,315	$11.09	5.9 years	$100,326
Options exercisable at December 31, 2020	4,177	$7.28	4.8 years	$82,285
Options vested and expected to vest at December 31, 2020	6,301	$11.07	5.9 years	$100,226
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the three months ended December 31, 2020 was $19,362.

A summary of the status of the Company's non-vested stock options as of and for the three months ended December 31, 2020 is presented below.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Nonvested at beginning of period	2,166	$5.56
Granted	1	8.12
Vested	(25)	2.27
Forfeited	(4)	6.47
Nonvested at end of period	2,138	$5.60
The total fair value of options vested during the three months ended December 31, 2020, was $57.

Restricted Stock Units
The following is a summary of the RSU activity for the three months ended December 31, 2020.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Outstanding at September 30, 2020	750	$17.86
Granted	114	24.51
Vested	(1)	24.25
Forfeited	(2)	16.31
Cancelled	(7)	21.22
Outstanding at December 31, 2020	854	$18.71
Vested and expected to vest at December 31, 2020	836	$18.63
Expense Measurement and Recognition
The Company recognizes share-based compensation for all currently outstanding awards and, in future periods, will recognize compensation costs for the unvested portion of awards based on grant date fair values. Total share-based compensation expense was $3,076 and $3,691 during the three months ended December 31, 2020 and 2019, respectively, of which $3,019 and $3,680 was non-cash, respectively. The unrecognized compensation expense related to stock options and RSUs was $7,653 and $11,736, respectively at December 31, 2020, and is expected to be recognized over a weighted average period of 2.1 years and 2.2 years, respectively. The Company received $14,263 from the exercise of stock options during the three months ended December 31, 2020.

Employee Stock Purchase Plan
Effective October 1, 2018, the Company implemented an employee stock purchase plan (the “ESPP”) which allows employees to purchase shares of the Company’s stock at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last business day of a six-month purchase period within the offering period. These purchases are offered twice throughout each fiscal year, and are paid by employees through payroll deductions over the respective six month purchase period, at the end of which the stock is transferred to the employees. On December 21, 2018, the Company registered 11,297 shares of common stock, par value $0.01 per share, of which 5,000 are available for future issuance under the ESPP. During the three months ended December 31, 2020 and 2019, the Company incurred compensation expense of $216 and $39, respectively in salaries and wages in respect of the ESPP, representing the fair value of the discounted price of the shares. These amounts are included in the total share-based compensation expense above. On October 2, 2020, 120 shares were issued under the ESPP plan.

18. Concentration of Credit Risk
The Company’s cash and cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. The Company’s trade receivables do not represent a significant concentration of credit risk at December 31, 2020 and September 30, 2020 due to the wide variety of customers and markets into which products are sold and their dispersion across geographic areas. The Company does perform ongoing credit evaluations of its customers and maintains an allowance for potential credit losses on trade receivables. As of and for the three months ended December 31, 2020 and 2019, no customer accounted for more than 10% of net sales or net accounts receivable.
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
19. Related‑Party Transactions
The Company reimbursed AEA, the Company’s private equity sponsor, for normal and customary expenses incurred by AEA on behalf of the Company. The Company notes that these related-party transactions were not significant in the three months ended December 31, 2020 and 2019.
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
The following summarizes the Company’s outstanding letters of credit and surety bonds as of December 31, 2020 and September 30, 2020, respectively.

	December 31, 2020	September 30, 2020
Revolving credit capacity	$45,000	$45,000
Letters of credit outstanding	11,824	12,963
Remaining revolving credit capacity	$33,176	$32,037

Surety capacity	$230,000	$230,000
Surety issuances	144,647	152,990
Remaining surety available	$85,353	$77,010
The longest maturity date of letters of credit and surety bonds in effect as of December 31, 2020 was March 20, 2030.

Litigation
From time to time, as a normal incident of the nature and kind of business in which the Company is engaged, various claims or charges are asserted and litigation is commenced against it arising from or related to: product liability; personal injury; trademarks, trade secrets or other intellectual property; shareholder disputes; labor and employee disputes; commercial or contractual disputes; breach of warranty; or environmental matters. Claimed amounts may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. While it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed or decided unfavorably, the Company does not expect that any asserted or un-asserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on its results of operations, or financial condition.
21. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	December 31, 2020	September 30, 2020
Salaries, wages and other benefits	$45,716	$67,766
Obligation under operating leases	12,890	12,767
Obligation under finance leases	11,611	11,362
Third party commissions	8,490	9,270
Insurance liabilities	3,773	3,954
Fair value of liability derivatives	3,756	4,716
Taxes, other than income	3,425	5,316
Provisions for litigation	2,071	2,580
Severance payments	1,121	970
Earn-outs related to acquisitions	295	295
Other	27,520	24,393
	$120,668	$143,389
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

Applied Product Technologies is focused on developing product platforms to be sold primarily through third party channels. This segment primarily engages in indirect sales through independent sales representatives, distributors and aftermarket channels. Applied Product Technologies provides a range of highly differentiated and scalable products and technologies specified by global water treatment designers, original equipment manufacturers (“OEMs”), engineering firms and integrators. Key offerings within this segment include filtration and separation, disinfection, wastewater solutions, anode and electrochlorination technology and aquatics technologies and solutions for the global recreational and commercial pool market.
Corporate activities include general corporate expenses, elimination of inter-segment transactions, interest income and expense and certain other charges. Certain other charges may include restructuring and other business transformation charges that have been undertaken to align and reposition the Company to the current reporting structure, acquisition related costs (including transaction costs and certain integration costs) and share-based compensation charges.
Since certain administrative and other operating expenses and other items have not been allocated to business segments, the results in the below table are not necessarily a measure computed in accordance with generally accepted accounting principles and may not be comparable to other companies.
Reportable operating segment sales and operating profit for the three months ended December 31, 2020 and 2019 were as follows:

	Three Months Ended December 31,
	2020	2019
Total sales
Integrated Solutions and Services	$216,753	$231,800
Applied Product Technologies	123,581	138,529
Total sales	340,334	370,329
Intersegment sales
Integrated Solutions and Services	2,036	3,662
Applied Product Technologies	16,105	20,562
Total intersegment sales	18,141	24,224
Sales to external customers
Integrated Solutions and Services	214,717	228,138
Applied Product Technologies	107,476	117,967
Total sales	$322,193	$346,105

Operating profit (loss)
Integrated Solutions and Services	$26,357	$33,154
Applied Product Technologies	13,380	63,142
Corporate	(23,503)	(26,604)
Total operating profit	16,234	69,692
Interest expense	(8,673)	(13,583)
Income before income taxes	7,561	56,109
Income tax expense	(1,084)	(2,603)
Net income	$6,477	$53,506

	December 31, 2020	September 30, 2020
Assets
Integrated Solutions and Services	$846,707	$835,307
Applied Product Technologies	599,543	598,701
Corporate	397,416	410,450
Total assets	$1,843,666	$1,844,458
23. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings from continuing operations per common share (in thousands, except per share amounts):

	Three Months Ended December 31,
	2020	2019
Numerator:
Numerator for basic and diluted earnings per common share—Net income attributable to Evoqua Water Technologies Corp.	$6,433	$53,145
Denominator:
Denominator for basic net income per common share—weighted average shares	117,768	115,586
Effect of dilutive securities:
Share‑based compensation	3,790	5,443
Denominator for diluted net income per common share—adjusted weighted average shares	121,558	121,029
Basic earnings attributable to Evoqua Water Technologies Corp. per common share	$0.05	$0.46
Diluted earnings attributable to Evoqua Water Technologies Corp. per common share	$0.05	$0.44
24. Subsequent Events
None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the Unaudited Consolidated Financial Statements, including the notes, included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Report”), and with our audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed with the SEC on November 20, 2020 (the “2020 Annual Report”). You should review the disclosures in Part I, Item 1A. “Risk Factors” in the 2020 Annual Report, as well as any cautionary language in this Report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless otherwise indicated or the context otherwise requires, all references to “the Company,” “Evoqua,” “Evoqua Water Technologies Corp.,” “we,” “us,” “our” and similar terms refer to Evoqua Water Technologies Corp., together with its consolidated subsidiaries. Unless otherwise specified, all dollar amounts in this section are referred to in millions.
Overview and Background
We are a leading provider of mission critical water and wastewater treatment solutions, offering a broad portfolio of products, services and expertise to support industrial, municipal and recreational customers who value water. With over 200,000 installations worldwide, we hold leading positions in the industrial, commercial and municipal water treatment markets in North America. We offer a comprehensive portfolio of differentiated, proprietary technology solutions sold under several market‑leading and well‑established brands to our global customer base. We have worked to protect water, the environment and our employees for over 100 years. As a result, we have earned a reputation for quality, safety and reliability and are sought out by our customers to solve the full range of their water treatment needs, and maintaining our reputation is critical to the success of our business.
Our solutions are designed to ensure that our customers have the quantity and quality of water that meets their unique specifications. We enable our customers to achieve lower costs through greater uptime, throughput and efficiency in their operations, and support their regulatory compliance and environmental sustainability. We deliver and maintain these mission critical solutions through the largest service network in North America, assuring our customers continuous uptime with 92 service branches as of December 31, 2020. We have an extensive service and support network, and as a result, a certified Evoqua Service Technician is generally no more than a two-hour drive from more than 90% of our North American customers’ sites.
Our vision “to be the world’s first choice for water solutions” and our values of “integrity, customers, performance and sustainable” foster a corporate culture that is focused on establishing a workforce that is enabled, empowered and accountable, which creates a highly entrepreneurial and dynamic work environment. Our purpose is “Transforming water. Enriching life.” We draw from a long legacy of water treatment innovations and industry firsts, supported by more than 1,300 granted or pending patents, which in aggregate are imperative to our business. Our core technologies are primarily focused on removing impurities from water, rather than neutralizing them through the addition of chemicals, and we are able to achieve purification levels that are 1,000 times greater than typical drinking water.
Business Segments
We serve our customers through two segments: Integrated Solutions and Services, a group focused on engaging directly with end users, and Applied Product Technologies, a group focused on developing product platforms to be sold primarily through third party channels. Our segments draw from the same reservoir of leading technologies, shared manufacturing infrastructure, common business processes and corporate philosophies. The key factors used to identify these reportable operating segments are the organization and alignment of our internal operations, the nature of the products and services and customer type.
•Within the Integrated Solutions and Services segment, we primarily provide tailored solutions in collaboration with our customers backed by life‑cycle services including on‑demand water, outsourced water, recycle and reuse and emergency response service alternatives to improve operational reliability, performance and environmental compliance.

•Within the Applied Product Technologies segment, we provide a highly differentiated and scalable range of products and technologies specified by global water treatment designers, OEMs, engineering firms and integrators.
We evaluate our business segments’ operating results based on income from operations and net income (loss) before interest expense, income tax benefit (expense) and depreciation and amortization (“EBITDA”) on a segment basis. Corporate activities include general corporate expenses, elimination of intersegment transactions, interest income and expense and certain other charges, which have not been allocated to business segments. As such, the segment results provided herein may not be comparable to other companies. In addition, our chief operating decision maker uses adjusted EBITDA of each reportable segment to evaluate the operating performance of such segments. Adjusted EBITDA of the reportable segments does not include certain unallocated charges that are presented within Corporate activities. These unallocated charges include certain restructuring and other business transformation charges that have been incurred to align and reposition the Company to the current reporting structure, acquisition related costs (including transaction costs and certain integration costs) and share-based compensation charges. EBITDA and adjusted EBITDA are non-GAAP financial measures. For more information regarding EBITDA and adjusted EBITDA, including a reconciliation to the most directly comparable GAAP financial measure, please see the section titled “How We Assess the Performance of Our Business”.
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

Product and Technology Development
We develop our technologies through in‑house research, development and engineering and targeted tuck‑in, vertical market and geography‑expanding, technology-enhancing acquisitions. We have a reservoir of recently launched technologies and a strong pipeline of new offerings designed to provide customers with innovative, value‑enhancing solutions. Furthermore, we have completed several acquisitions over the past five years, adding new capabilities in areas such as mobile wastewater treatment, soil and air treatment, regenerative media filtration, anodes, UV and ozone disinfection, aerobic and anaerobic biological treatment technologies and electrochemical and electrochlorination cells. We are able to rapidly scale new technologies using our leading direct and third‑party sales channels and our relationships with key influencers, including municipal representatives, engineering firms, designers and other system specifiers. We believe our continued investment in driving penetration of our recently launched technologies, robust pipeline of new capabilities and best‑in‑class channels to market will allow us to continue to address our customer needs across the water lifecycle.
Operational Excellence
We believe that continuous improvement of our operations, processes and organizational structure is a key driver of our earnings growth. We have identified and are pursuing several discrete initiatives that, if successful, we expect could result in additional cost savings over the next two years. These initiatives include our supply chain improvement program to consolidate and manage global spending, our improved logistics and transportation management program, capturing benefits of our Water One® platform and further optimizing our engineering cost structure, our global shared services organization and our sales, inventory and operations planning, including footprint rationalization. These improvements focus on creating value for customers through reduced leadtimes, improved quality and superior customer support, while also creating value for shareholders through enhanced earnings growth. Furthermore, as a result of significant investments we have made in our footprint and facilities, we believe we have the capacity to support our planned growth without commensurate increases in fixed costs.
Acquisitions and Divestitures
We believe that capex-like, tuck‑in acquisitions present a key opportunity within our overall growth strategy, which we will continue to evaluate strategically. These strategic acquisitions will enable us to accelerate our growth by extending the critical mass in existing markets as well as expanding in new geographies and new end market verticals. Our existing customer relationships, best‑in‑class channels to market and ability to rapidly commercialize technologies provide a strong platform to drive rapid growth in the businesses we acquire. To capitalize on these opportunities, we have built an experienced team dedicated to mergers and acquisitions that has, since April 2016, successfully completed fifteen acquisitions and the acquisition of a 60% interest in Frontier Water Systems LLC, expanding our vertical markets and geographic reach and enhancing our technologies, with purchase prices ranging from approximately $2.0 million to approximately $283.7 million, and pre‑acquisition revenues ranging from approximately $2.1 million to approximately $55.7 million. During the three months ended December 31, 2020, we acquired the industrial water business of Ultrapure & Industrial Services, LLC (“Ultrapure”). See Note 4, “Acquisitions” in Item 1 in this Report for a complete discussion.
During the three months ended December 31, 2019, we completed the sale of the Memcor product line to DuPont de Nemours, Inc. (“DuPont”). The Company recognized a $49.0 million net pre-tax benefit on the sale of the Memcor product line, net of $8.3 million of discretionary compensation payments to employees in connection with the transaction and $1.0 million in transaction costs incurred during the three months ended December 31, 2019.
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
Impact of the COVID-19 pandemic. Our business has been considered essential under federal and local standards, and we have maintained business continuity at our critical service branches and manufacturing facilities to date. We have taken measures to protect our employees, including implementation of remote working practices where possible and enhanced safety procedures for employees on site at our facilities and our customers’ facilities, as well as managing our supply chain to ensure that necessary personal protective equipment is available to our personnel. These measures have resulted in incremental costs and reductions in service productivity. We have also taken certain cost reduction actions, some of which are temporary in nature, such as reduction of marketing and travel activity as well as deferment of headcount additions, to offset increased costs and preserve liquidity. Finally, we have reallocated existing resources to maintain productivity levels where feasible.
In addition to the incremental costs and cost reduction actions described above, to date, the pandemic has impacted volume across our business, due primarily to site access restrictions, temporary site closures, and temporary delays in annual maintenance activities by customers in certain end markets. We have emphasized our focus on collections, and, to date, we have not experienced any downturn in collections from our customers. We continue to evaluate the impact of the pandemic on our business and how the economic downturn resulting from the pandemic might affect our customers’ willingness to make capital expenditures and our ability to collect from our customers.
For more information regarding factors and events that may impact our business, results of operations and financial condition as a result of the COVID-19 pandemic, see “Risk Factors-Risks Related to the COVID-19 Pandemic” included in Item 1A. “Risk Factors” in the 2020 Annual Report.
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
Changes in costs and availability. We have significant exposures to certain commodities, including steel, caustic, carbon, calcium nitrate and iridium, and volatility in the market price and availability of these commodity input materials has a direct impact on our costs and our business. For example, restrictions on international trade, including tariffs imposed by the U.S. government and other governments, as well as supply chain disruptions caused by the COVID-19 pandemic, have increased and could further increase the cost of certain materials and have restricted and could further restrict availability of certain commodities, which may result in delays in our execution of projects or margin erosion. Although we have offset a portion of these cost increases through price increases, there can be no assurance that we will be able to continue to recuperate additional cost increases from our customers through product price increases. If we are unable to manage commodity fluctuations through pricing actions, cost savings projects and sourcing decisions as well as through consistent productivity improvements, it may adversely impact our gross profit and gross margin. Further, additional potential acquisitions and international expansion will place increased demands on our operational, managerial, administrative and other resources. Managing our growth effectively will require us to continue to enhance our management systems, financial and management controls and information systems. We will also be required to hire, train and retain operational and sales personnel, which affects our operating margins.
Inflation and deflation trends. Our financial results can be expected to be directly impacted by substantial increases in costs due to commodity cost increases or general inflation. We anticipate some inflationary pressure in fiscal 2021, which could lead to greater margin pressure, as increased costs may not be able to be passed on to customers.
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
Revenue
Our sales are a function of sales volumes and selling prices, each of which is a function of the mix of product and service sales, and consist primarily of:
•sales of tailored water treatment solutions and environmental products, services and solutions to our industrial customers, backed by lifecycle services including emergency response services and outsourced water alternatives, to a broad group of industrial customers in our U.S., Canada and Singapore markets;
•sales of products, services and solutions to engineering firms and municipalities to purify drinking water and treat wastewater globally; and
•sales of a wide variety of differentiated products and technologies, to an array of OEM, distributor, end‑user, engineering firm and integrator customers in all of our geographic markets and aftermarket channels.
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
Adjusted EBITDA
Adjusted EBITDA, which is a non-GAAP financial measure, is one of the primary metrics used by management to evaluate the financial performance of our business. Adjusted EBITDA is defined as net income (loss) before interest expense, income tax benefit (expense) and depreciation and amortization, adjusted for the impact of certain other items, including restructuring and related business transformation costs, purchase accounting adjustment costs, non-cash share-based compensation, transaction costs and other gains, losses and expenses. We present adjusted EBITDA, which is not a recognized financial measure under accounting principles generally accepted in the United States (“GAAP”), because we believe it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. Further, we believe it is helpful in highlighting trends in our operating results and provides greater clarity and comparability period over period to management and our investors regarding the operational impact of long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management uses adjusted EBITDA to supplement GAAP measures of performance as follows:
•to assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance;
•in our management incentive compensation, which is based in part on components of adjusted EBITDA;
•in certain calculations under our senior secured credit facilities, which use components of adjusted EBITDA;
•to evaluate the effectiveness of our business strategies;
•to make budgeting decisions; and
•to compare our performance against that of other peer companies using similar measures.
In addition to the above, our chief operating decision maker uses EBITDA and adjusted EBITDA of each reportable operating segment to evaluate the operating performance of such segments. EBITDA and adjusted EBITDA of the reportable operating segments do not include certain charges that are presented within corporate activities. These charges include certain restructuring and other business transformation charges that have been incurred to align and reposition the Company to the current reporting structure, acquisition related costs (including transaction costs and integration costs) and share-based compensation charges.
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

The following is a reconciliation of our Net income to adjusted EBITDA (unaudited, amounts in millions):

	Three Months Ended December 31,
(In millions)	2020	2019	% Variance
Net income	$6.5	$53.5	(87.9)%
Income tax expense	1.1	2.6	(57.7)%
Interest expense	8.7	13.6	(36.0)%
Operating profit	16.3	69.7	(76.6)%
Depreciation and amortization	27.4	25.1	9.2%
EBITDA	43.7	94.8	(53.9)%
Restructuring and related business transformation costs (a)	1.8	1.7	5.9%
Share-based compensation (b)	3.1	3.7	(16.2)%
Transaction costs (c)	0.6	0.2	200.0%
Other (gains) losses and expenses (d)	(4.4)	(56.8)	(92.3)%
Adjusted EBITDA	$44.8	$43.6	2.8%
(a)Restructuring and related business transformation costs
Adjusted EBITDA is calculated prior to considering certain restructuring or business transformation events. These events may occur over extended periods of time, and in some cases it is reasonably possible that they could reoccur in future periods based on reorganizations of the business, cost reduction or productivity improvement needs, or in response to economic conditions. For the periods presented such events include the following:
(i)Certain costs and expenses in connection with various restructuring initiatives, including severance costs, relocation costs, recruiting expenses, and third-party consultant costs to assist with these initiatives. This includes:
(A)amounts related to the Company’s restructuring initiatives to reduce the cost structure and rationalize location footprint following the sale of the Memcor product line;
(B)amounts related to the Company’s transition from a three-segment structure to a two-segment operating model designed to better serve the needs of customers worldwide; and
(C)amounts related to various other initiatives implemented to restructure and reorganize our business with the appropriate management team and cost structure.

	Three Months Ended December 31,
(In millions)	2020	2019
Post Memcor divestiture restructuring(1)	$0.9	$—
Cost of product sales and services ("Cost of sales")	0.8	—
S&M expense	0.2	—
Other operating (income) expense	(0.1)	—
Two-segment restructuring(2)	$0.2	$1.0
Cost of sales	—	0.3
G&A expense	0.2	0.3
Other operating (income) expense	—	0.4
Various other initiatives(3)	$—	$0.2
Cost of sales	—	0.1
G&A expense	—	0.1
Total	$1.1	$1.2
(1)all of which is reflected in restructuring charges in Note 14, “Restructuring and Related Charges,” in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Restructuring Footnote”) in the three months ended December 31, 2020.
(2)of which $0.2 million and $0.7 million is reflected in the Restructuring Footnote in the three months ended December 31, 2020 and 2019, respectively.
(3)all of which is reflected in the Restructuring Footnote in the three months ended December 31, 2019.
(ii)Legal settlement costs and intellectual property related fees associated with legacy matters prior to the AEA Acquisition, including fees and settlement costs related to product warranty litigation on MEMCOR® products and certain discontinued products. This includes:

	Three Months Ended December 31,
(In millions)	2020	2019
Cost of sales	$—	$0.1
G&A expense	0.1	—
Total	$0.1	$0.1
(iii)Expenses associated with our information technology and functional infrastructure transformation subsequent to the AEA Acquisition, including activities to optimize information technology systems and functional infrastructure processes. This includes:

	Three Months Ended December 31,
(In millions)	2020	2019
Cost of sales	$—	$0.1
G&A expense	0.2	0.3
Total	$0.2	$0.4
(iv)Costs associated with the secondary public offering of common stock held by certain shareholders of the Company, as well as costs incurred by us in connection with establishment of our public company compliance structure and processes, including consultant costs. This includes:

	Three Months Ended December 31,
(In millions)	2020	2019
G&A expense	$0.4	$—
Total	$0.4	$—
(b)Share-based compensation
Adjusted EBITDA is calculated prior to considering non‑cash share‑based compensation expenses related to equity awards. See Note 17, “Share-Based Compensation,” in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail.
(c)Transaction related costs
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

	Three Months Ended December 31,
(In millions)	2020	2019
Cost of sales	$0.1	$0.1
G&A expense	0.5	0.4
Other operating (income) expense	—	(0.3)
Total	$0.6	$0.2
(d)Other (gains), losses and expenses
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
(i)impact of foreign exchange gains and losses;
(ii)foreign exchange impact related to headquarter allocations;
(iii)net expense reduction related to the remediation of manufacturing defects caused by a third-party vendor for which partial restitution was received;

(iv)charges incurred by the Company related to product rationalization in its electro-chlorination business;
(v)trailing costs incurred in the three months ended December 31, 2020 related to the prior year sale of the Memcor product line and the net pre-tax benefit on the sale of the Memcor product line, which is net of $8.3 million of discretionary compensation payments to employees in connection with the transaction and $1.0 million in transaction costs incurred in the three months ended December 31, 2019;
(vi)expenses incurred by the Company as a result of the COVID-19 pandemic, including additional charges for personal protective equipment, increased costs for facility sanitization and one-time payments to certain employees; and
(vii)legal fees incurred in excess of amounts covered by the Company’s insurance related to the Securities Litigation and SEC investigation.
Other (gains), losses and expenses include the following for the periods presented below:

Three Months Ended December 31, 2020
	Other Adjustments
(In millions)	(i)	(ii)	(iii)	(iv)	(v)	(vi)	(vii)	Total
Cost of sales	$—	$—	$—	$0.2	$0.2	$—	$—	$0.4
G&A expense	(6.8)	—	—	—	—	0.1	1.9	(4.8)
Total	$(6.8)	$—	$—	$0.2	$0.2	$0.1	$1.9	$(4.4)

Three Months Ended December 31, 2019
	Other Adjustments
(In millions)	(i)	(ii)	(iii)	(iv)	(v)	(vi)	(vii)	Total
Cost of sales	$(0.4)	$—	$0.2	$0.1	$0.1	$—	$—	$—
G&A expense	(6.2)	0.1	—	—	0.9	—	—	(5.2)
Other operating (income) expense	—	—	(1.6)	—	(50.0)	—	—	(51.6)
Total	$(6.6)	$0.1	$(1.4)	$0.1	$(49.0)	$—	$—	$(56.8)
Immaterial rounding differences may be present in the tables above.

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated:

	Three Months Ended December 31,
	2020		2019
(In millions, except per share amounts)		% of Revenue		% of Revenue	% Variance
Revenue from product sales and services	$322.2	100.0%	$346.1	100.0%	(6.9)%
Cost of product sales and services	(226.9)	(70.4)%	(240.4)	(69.5)%	(5.6)%
Gross profit	95.3	29.6%	105.7	30.5%	(9.8)%
General and administrative expense	(42.3)	(13.1)%	(45.8)	(13.2)%	(7.6)%
Sales and marketing expense	(33.9)	(10.5)%	(38.0)	(11.0)%	(10.8)%
Research and development expense	(3.1)	(1.0)%	(3.7)	(1.1)%	(16.2)%
Other operating income, net	0.3	0.1%	51.5	14.9%	(99.4)%
Interest expense	(8.7)	(2.7)%	(13.6)	(3.9)%	(36.0)%
Income before income taxes	7.6	2.4%	56.1	16.2%	86.5%
Income tax expense	(1.1)	(0.3)%	(2.6)	(0.8)%	(57.7)%
Net income	6.5	2.0%	53.5	15.5%	87.9%
Net income attributable to non‑controlling interest	0.1	—%	0.4	0.1%	(75.0)%
Net income attributable to Evoqua Water Technologies Corp.	$6.4	2.0%	$53.1	15.3%	87.9%

Weighted average shares outstanding
Basic	117.8		115.6
Diluted	121.6		121.0
Earnings per share
Basic	$0.05		$0.46
Diluted	$0.05		$0.44

Other financial data:
Adjusted EBITDA(1)	$44.8	13.9%	$43.6	12.6%	2.8%

(1)For the definition of adjusted EBITDA (a non-GAAP financial measure) and a reconciliation to net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see “How We Assess the Performance of Our Business-Adjusted EBITDA.”
Consolidated Results
Revenues-Revenues decreased $23.9 million, or 6.9%, to $322.2 million in the three months ended December 31, 2020, from $346.1 million in the three months ended December 31, 2019.
The following table provides the change in revenues from product sales and revenues from services, respectively:

	Three Months Ended December 31,
	2020		2019		% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales	$180.0	55.9%	$196.6	56.8%	(8.4)%
Revenue from services	142.2	44.1%	149.5	43.2%	(4.9)%
	$322.2	100.0%	$346.1	100.0%	(6.9)%
Revenues from product sales decreased $16.6 million, or 8.4%, to $180.0 million in the three months ended December 31, 2020, from $196.6 million in the three months ended December 31, 2019. The decrease was related to a decline in aftermarket revenues of $14.6 million, of which $7.0 million was driven by the divestiture of the Memcor product line that occurred in the prior period. The remainder of the decrease was mainly due to temporary site closures and delays due to the COVID-19 pandemic in the current period. In addition to the decrease in aftermarket revenue, capital revenues declined by $2.0 million in the current period. This decline was primarily related to the divestiture of the Memcor product line, which represented capital revenues of $6.9 million in the prior period, as well as a net decline across our end markets, driven primarily by microelectronics. This was partially offset by an increase in revenues in the Asia Pacific region of the Applied Product Technologies segment.
Revenues from services decreased $7.3 million, or 4.9%, to $142.2 million in the three months ended December 31, 2020, from $149.5 million in the three months ended December 31, 2019. This decrease was primarily driven by temporary delays in annual maintenance in the oil and gas refining end market, the timing of completion of certain large projects in the prior year and shutdowns and delays due to the COVID-19 pandemic. Price realization related to established service contracts as well as service growth in the healthcare and pharmaceuticals end markets partially offset these declines.
Cost of Sales and Gross Margin-Total gross margin decreased to 29.6% in the three months ended December 31, 2020, from 30.5% in the three months ended December 31, 2019.
The following table provides the change in cost of product sales and cost of services, respectively, along with related gross margins:

	Three Months Ended December 31,
	2020		2019
(In millions)		Gross Margin %		Gross Margin %
Cost of product sales	$(131.1)	27.2%	$(140.5)	28.5%
Cost of services	(95.8)	32.6%	(99.9)	33.2%
	$(226.9)	29.6%	$(240.4)	30.5%
Gross margin from product sales decreased by 1.3% to 27.2% in the three months ended December 31, 2020, from 28.5% in the three months ended December 31, 2019. The decrease in gross margin was primarily driven by lower volume and product mix, both of which were influenced by delays and closures related to the COVID-19 pandemic, coupled with timing of large projects, which was partially offset by positive price realization.
Gross margin from services decreased approximately 0.6% to 32.6% in the three months ended December 31, 2020, from 33.2% in the three months ended December 31, 2019. This decrease is mainly driven by lower volume, as well as decreased labor productivity due to COVID-19 factors.
Operating Expenses-Operating expenses decreased $8.2 million, or 9.4%, to $79.3 million in the three months ended December 31, 2020, from $87.5 million in the three months ended December 31, 2019. The decrease is mainly due to various efforts taken by the Company to reduce costs across various areas in response to uncertainties related to the COVID-19 pandemic, such as reduced travel, employee related costs, and consulting costs. The change in foreign currency translation, most of which is related to intercompany loans, also resulted in a net decrease in operating expenses of $0.3 million period over period.
A discussion of operating expenses by category is as follows:
Research and Development Expense - Research and development expenses decreased $0.6 million during the three months ended December 31, 2020 as compared to December 31, 2019 due to the Company’s timing of research and development projects.
Sales and Marketing Expense - Sales and marketing expenses decreased $4.1 million during the three months ended December 31, 2020 mainly due to a $3.4 million reduction in travel-related expenses, certain marketing initiatives, and employee-related expenses. In addition, improved collection experience in the current period resulted in a decrease to bad debt expense of $0.6 million.

General and Administrative Expense - General and administrative expenses decreased $3.5 million, or 7.6%, to $42.3 million in the three months ended December 31, 2020, from $45.8 million in the three months ended December 31, 2019. The decrease is primarily due to:
•reduction in employee-related expenses of $2.2 million;
•reduction in travel expenses of $2.1 million;
•net reductions in costs associated with timing and cost controls of $0.8 million; and

•favorable change in foreign currency translation on the intercompany loans of $0.5 million

The above decreases were partially offset by:
•a benefit of $1.3 million in the prior year related to changes in the estimate of certain acquisitions achieving their earn-out targets;
•increased amortization expense of $1.0 million driven by continued acquisitions
Other operating income, net-Other operating income, net decreased $51.2 million to $0.3 million in the three months ended December 31, 2020, from $51.5 million in the three months ended December 31, 2019. The decrease is mainly due to the inclusion in the prior year period of the net pre-tax benefit on sale of the Memcor product line of $49.0 million, which was net of $8.3 million of discretionary compensation payments to employees in connection with the transaction and $1.0 million in transaction costs incurred in the three months ended December 31, 2019.
Interest Expense-Interest expense decreased $4.9 million, or 36.0%, to $8.7 million in the three months ended December 31, 2020, from $13.6 million in the three months ended December 31, 2019. The decrease in interest expense was primarily driven by a reduction in the spread and LIBOR year over year, in addition to a $100.0 million debt prepayment that occurred in January 2020.
Income tax expense-Income tax expense of $1.1 million and $2.6 million was recorded for the three months ended December 31, 2020 and 2019, respectively. The decrease in tax expense from the prior year was principally due to the significant income earned in the prior year, primarily from the sale of the Memcor product line, as compared to the current year.
Net Income-Net income decreased by $47.0 million, or 87.9%, to net income of $6.5 million for the three months ended December 31, 2020, from net income of $53.5 million in the three months ended December 31, 2019, as a result of the variances noted above.

Adjusted EBITDA-Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA for the three months ended December 31, 2020 increased by $1.2 million to $44.8 million, as compared to $43.6 million for the three months ended December 31, 2019. Adjusted EBITDA for the quarter as compared to the prior year period was driven primarily by operational efficiencies and cost savings, offset by the changes as compared to the prior year period in non-recurring expenses and benefits.

Segment Results

	Three Months Ended December 31,
	2020		2019		% Variance
(In millions)		% of Revenue		% of Revenue
Revenues
Integrated Solutions and Services	$214.7	66.6%	$228.1	65.9%	(5.9)%
Applied Product Technologies	107.5	33.4%	118.0	34.1%	(8.9)%
Total Consolidated	322.2	100.0%	346.1	100.0%	(6.9)%
Operating profit (loss)
Integrated Solutions and Services	26.4	8.2%	33.2	9.6%	(20.5)%
Applied Product Technologies	13.4	4.2%	63.1	18.2%	(78.8)%
Corporate	(23.5)	(7.3)%	(26.6)	(7.7)%	(11.7)%
Total Consolidated	16.3	5.1%	69.7	20.1%	(76.6)%
EBITDA
Integrated Solutions and Services	43.2	13.4%	48.8	14.1%	(11.5)%
Applied Product Technologies	17.0	5.3%	66.7	19.3%	(74.5)%
Corporate and unallocated costs	(16.5)	(5.1)%	(20.7)	(6.0)%	(20.3)%
Total Consolidated	$43.7	13.6%	$94.8	27.4%	(53.9)%

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

	Three Months Ended December 31,
	2020		2019
(In millions)	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies
Operating Profit	$26.4	$13.4	$33.2	$63.1
Depreciation and amortization	16.8	3.6	15.6	3.6
EBITDA	$43.2	$17.0	$48.8	$66.7
Restructuring and related business transformation costs (a)	—	1.6	—	0.7
Transaction costs (b)	—	—	—	(1.3)
Other losses (gains) and expenses (c)	—	0.4	—	(50.3)
Adjusted EBITDA (d)	$43.2	$19.0	$48.8	$15.8
(a)Represents costs and expenses in connection with restructuring initiatives distinct to our Applied Product Technologies segment in the three months ended December 31, 2020 and 2019, respectively. Such expenses are primarily composed of severance and relocation costs.
(b)Represents costs associated with a change in the current estimate of certain acquisitions achieving their earn-out targets, which resulted in a decrease to the fair valued amount of the earn-out recorded upon acquisition, in the three months ended December 31, 2019, distinct to our Applied Product Technologies segment.
(c)Other losses, (gains) and expenses as discussed above in “How We Assess the Performance of Our Business-Adjusted EBITDA” distinct to our Integrated Solutions and Services and Applied Product Technologies segments include the following:

	Three Months Ended December 31,
	2020		2019
(In millions)	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies
Trailing costs from the sale of the Memcor product line	$—	$0.2	$—	$—
Net pre-tax benefit on sale of the Memcor product line	—	—	—	(49.0)
Remediation of manufacturing defects	—	—	—	(1.4)
Product rationalization in electro-chlorination business	—	0.2	—	0.1
Total	$—	$0.4	$—	$(50.3)

(d)For the definition of adjusted EBITDA (a non-GAAP financial measure) and a reconciliation to net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see “How We Assess the Performance of Our Business-Adjusted EBITDA.” Immaterial rounding differences may be present in the tables above.
Integrated Solutions and Services
Revenues in the Integrated Solutions and Services segment decreased $13.4 million, or 5.9%, to $214.7 million in the three months ended December 31, 2020, from $228.1 million in the three months ended December 31, 2019. Service revenue declined by $6.9 million, primarily related to temporary delays in annual maintenance in the oil and gas refining end market, the timing of completion of certain large projects in the prior year and shutdowns and delays due to the COVID-19 pandemic. Price realization related to established service contracts and service growth in the healthcare and pharmaceuticals end markets partially offset the period over period decline. In addition, there was a net decline in capital revenues of $4.0 million, primarily related to the timing of projects in the microelectronics end market, partially offset by new projects across a variety of end markets. The remaining decline was due to reduced aftermarket revenue of $2.5 million.
There was an immaterial impact on revenue from foreign currency translation and acquisitions compared to the prior period.
Operating profit in the Integrated Solutions and Services segment decreased $6.8 million, or 20.5%, to $26.4 million in the three months ended December 31, 2020, from $33.2 million in the three months ended December 31, 2019. Segment profitability decreased by $7.3 million as compared to the prior year period related to volume and mix impacts, lower productivity due to customer shutdowns and enhanced safety protocols as a result of the COVID-19 pandemic, and increased operating costs based on changes in allocation methodologies for corporate expenses. These declines were partially offset by additional price realization in the current period. In addition, depreciation and amortization expense increased by $1.2 million in the current period. Positive drivers to profitability were associated with decreased travel and discretionary spending of $1.7 million.
EBITDA in the Integrated Solutions and Services segment decreased $5.6 million, or 11.5%, to $43.2 million in the three months ended December 31, 2020, compared to $48.8 million in the three months ended December 31, 2019.
Applied Product Technologies
Revenues in the Applied Product Technologies segment decreased $10.5 million, or 8.9%, to $107.5 million in the three months ended December 31, 2020, from $118.0 million in the three months ended December 31, 2019. The divestiture of the Memcor product line reduced revenue by $14.4 million as compared to the prior year period. Organic revenue increased by $1.7 million, driven by $6.0 million growth in the Asia Pacific region related to the Anodes and Electro-deionization product lines, partially offset by declines across multiple product lines in both the Americas and

EMEA regions of $0.6 million and $3.7 million, respectively, due to continued customer site access challenges and delays. The segment saw a favorable foreign currency translation impact of $2.2 million.
Operating profit in the Applied Product Technologies segment decreased $49.7 million, or 78.8%, to $13.4 million in the three months ended December 31, 2020, from $63.1 million in the three months ended December 31, 2019. The decrease was mainly related to the inclusion in the prior year period of the net pre-tax benefit on sale of the Memcor product line of $49.0 million, which was net of $8.3 million of discretionary compensation payments to employees in connection with the transaction and $1.0 million in transaction costs incurred in the three months ended December 31, 2019. Operating profit was also impacted by $1.2 million related to the reduction in revenue volume as a result of the sale of the Memcor product line, as well as inflation and employee related costs of $0.9 million. Further decreases in operating profit were due to nonrecurring costs of $3.8 million related to:
•A net recovery of costs incurred by the Company from a settlement with a third-party vendor associated with remediation of manufacturing defects caused by the vendor in an amount of $1.3 million in the prior period;

•Reductions in costs in the prior period related to the achievement of earn-out targets associated with certain acquisitions in an amount of $1.3 million;

•Increase in product rationalization costs related to charges incurred by the Company in its electro-chlorination business in an amount of $0.1 million;

•Trailing costs associated with the sale of the Memcor product line in an amount of $0.2 million in the current period; and

•Increases in restructuring charges in an amount of $0.9 million primarily due to costs incurred following the sale of the Memcor product line.

Organic revenue volume as well as operational efficiencies and cost containment measures, partially offset by the impact of variances in product mix, contributed a net $4.7 million in profitability as compared to the prior year period. Operating profit also benefited $0.5 million from favorable foreign currency translation.

EBITDA in the Applied Product Technologies segment decreased $49.7 million, or 74.5%, to $17.0 million in the three months ended December 31, 2020, compared to $66.7 million in the three months ended December 31, 2019.
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
Our principal sources of liquidity are cash generated by our operating activities, borrowings under the $125.0 million revolving credit facility (the “Revolver”) available to us under our First Lien Credit Agreement (as modified, amended or supplemented from time to time, the “Credit Agreement”) and financing arrangements related to capital expenditures for equipment used to provide services to our customers. Historically, we have financed our operations primarily from these sources. Our primary cash needs are for day to day operations, to pay interest and principal on our indebtedness, to fund working capital requirements and to make capital expenditures.
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with suppliers to optimize our terms and conditions, including occasionally extending payment terms. We also facilitate a voluntary supply chain finance program (the “program”) to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. A third party administers the program; our responsibility is limited to making payment on the terms originally negotiated with our supplier, regardless of whether the supplier sells its receivable to a financial institution. We do not enter into agreements with any of the participating financial institutions in connection with the program. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the program. The amounts settled through the program and paid to participating financial institutions were $2.7 million and $9.3 million in the three months ended December 31, 2020 and 2019, respectively. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit to participation in the program.
We expect to continue to finance our liquidity requirements through internally generated funds, borrowings under the Revolver and equipment financing arrangements. We believe that our projected cash flows generated from operations, together with borrowings under the Revolver and other financing arrangements are sufficient to fund our principal debt payments, interest expense, our working capital needs and our expected capital expenditures for the next twelve months. Our capital expenditures for the three months ended December 31, 2020 and 2019 were $17.3 million and $17.6 million, respectively. However, our budgeted capital expenditures can vary from period to period based on the nature of capital intensive project awards. Our focus on customer outsourced water projects will continue to be a driver of capital expenditures. From time to time, we may enter into financing arrangements related to capital expenditures for equipment used to provide services to our customers. In addition, we may draw on the Revolver from time to time to fund or partially fund an acquisition.
As of December 31, 2020, we had total indebtedness of $887.6 million, including $816.9 million of term loan borrowings under the Credit Agreement, no borrowings under the Revolver, $70.1 million in borrowings related to equipment financing and $0.6 million of notes payable related to certain equipment related contracts. We also had $11.8 million of letters of credit issued under the Revolver and an additional $33 thousand of letters of credit issued under a separate uncommitted facility as of December 31, 2020.
Our Credit Agreement contains a number of covenants imposing certain restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on our business operations, include limitations on our or our subsidiaries’ ability to:
•incur or guarantee additional indebtedness;
•make certain investments;
•pay dividends or make distributions on our capital stock;
•sell assets, including capital stock of restricted subsidiaries;
•agree to payment restrictions affecting our restricted subsidiaries;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•enter into transactions with our affiliates;
•incur liens; or
•designate any of our subsidiaries as unrestricted subsidiaries.
Evoqua Water Technologies Corp. is a holding company and does not conduct any business operations of its own. As a result, our ability to pay cash dividends on our common stock, if any, is dependent upon cash dividends and distributions and other transfers from our operating subsidiaries. Under the terms of the Credit Agreement, our operating subsidiaries are currently limited in their ability to pay cash dividends to us, and we expect these limitations to continue in the future under the terms of any future credit agreement or any future debt or preferred equity securities of ours or of our subsidiaries.
In addition, our Revolver, but not the Credit Agreement, contains a financial covenant which requires us to comply with the maximum first lien net leverage ratio of 5.55 to 1.00 as of the last day of any quarter on which the aggregate amount of revolving loans and letters of credit outstanding under the Revolver (net of cash collateralized letters of credit and undrawn outstanding letters of credit in an amount of up to 50% of the Revolver) exceeds 25% of the total commitments thereunder.
As of December 31, 2020 and September 30, 2020, we were in compliance with the covenants contained in the Credit Agreement, including the Revolver.
Our indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations.

Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended December 31,
(In millions)	2020	2019
Statement of Cash Flows Data
Net cash provided by operating activities	$15.6	$4.7
Net cash (used in) provided by investing activities	(26.0)	80.2
Net cash provided by (used in) financing activities	12.3	(1.8)
Effect of exchange rate changes on cash	3.0	1.9
Change in cash and cash equivalents	$4.9	$85.0
Operating Activities
Cash flows from operating activities can fluctuate significantly from period‑to‑period as working capital needs and the timing of payments for restructuring activities and other items impact reported cash flows.
Net cash provided by operating activities totaled $15.6 million in the three months ended December 31, 2020 and $4.7 million in the three months ended December 31, 2019.
•Operating cash flows in the three months ended December 31, 2020 reflect a decrease in net earnings of $47.0 million as compared to the three months ended December 31, 2019, primarily driven by the sale of the Memcor product line.
•The add back of non‑cash items increased operating cash flows by $24.8 million in the three months ended December 31, 2020, as compared to a decrease to operating cash flows of $35.3 million in the three months ended December 31, 2019, resulting in an overall increase of $60.1 million. This increase was primarily related to the non-recurrence of gain on sale of the Memcor product line, which was reflected as a reduction of operating cash flows in the prior year, as well as increased depreciation and amortization in the current period. Non-cash changes also include the foreign currency translation gain or loss and share-based compensation.
•The aggregate of receivables, inventories, contract assets and liabilities and accounts payable provided $23.3 million in operating cash flows in the three months ended December 31, 2020, compared to a use of $6.9 million in the three months ended December 31, 2019.
◦Accounts receivable and payable was a source of $5.4 million.
◦Inventories was a source of $3.1 million.
◦Contract assets and liabilities was a source of $21.8 million.
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
•Income taxes used $1.3 million during the three months ended December 31, 2020, as compared to providing $1.4 million during the three months ended December 31, 2019, resulting in a decrease to cash flows of $2.7 million as compared to the prior year period.

•The aggregate of the remaining assets and liabilities used $37.7 million of operating cash flows in the three months ended December 31, 2020 compared to $7.9 million in the three months ended December 31, 2019. This is mainly due to timing of payments.
◦Prepaids and other current assets and Other non‑current assets and liabilities used $5.3 million during the three months ended December 31, 2020, as compared to providing $1.5 million during the three months ended December 31, 2019, resulting in a decrease to cash flows of $6.8 million as compared to the prior year period.
◦Accrued expenses and other liabilities used $32.4 million in operating cash flows in the three months ended December 31, 2020, compared to a use of $9.4 million in the three months ended December 31, 2019, resulting in a decrease to cash flows of $23.0 million as compared to the prior year period. This decrease was primarily related to payouts in the current period associated with employee incentive compensation and the defined contribution 401(k) plan.
Investing Activities
Net cash used in investing activities was $26.0 million in the three months ended December 31, 2020 as compared to providing cash of $80.2 million in the three months ended December 31, 2019, resulting in a net decrease of $106.2 million as compared to the prior year period. This decrease was largely driven by proceeds from the sale of the Memcor product line during the three months ended December 31, 2019, partially offset by lower cash outflow associated with the Ultrapure acquisition in the current year period than the Frontier acquisition that occurred in the prior period. Other activity related to purchase of capital or intangible assets remained relatively consistent with the prior period.
Financing Activities
Net cash provided by financing activities was $12.3 million in the three months ended December 31, 2020 as compared to a use of $1.8 million in the three months ended December 31, 2019, resulting in a net increase of $14.1 million as compared to the prior year period. This additional amount of cash provided by financing activities for the three months ended December 31, 2020 was primarily due to increased cash received from the issuance of common stock in connection with the exercise of stock options and the issuance of debt. In addition, there was a decrease in the amount of distributions of dividends to non-controlling interest in the current period. These cash inflows were partially offset by higher repayments of debt in the current period.

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

Seasonal trends historically displayed by our business have been impacted by the COVID-19 pandemic, and past performance should not be considered indicative of future results.  For example, decreased customer demand resulting from the economic slowdown caused by the pandemic and the measures taken to control its spread mitigated the seasonal factors that have historically resulted in improved performance in the second half of our fiscal year in fiscal 2020 and could have a similar impact in fiscal 2021.

Off‑Balance Sheet Arrangements
We had the following outstanding under our credit arrangements at December 31, 2020 and September 30, 2020:

(In millions)	December 31, 2020	September 30, 2020
Letters of credit	$11.9	$13.0
Surety bonds	$144.6	$153.0
The longest maturity date of the letters of credit and surety bonds in effect as of December 31, 2020 was March 20, 2030.
Critical Accounting Policies and Estimates
The Company’s significant accounting policies are described in Item 8., Note 2, “Summary of Significant Accounting Policies” included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed with the SEC on November 20, 2020. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Report. The application of the Company’s accounting policies may require the use of estimates and assumptions. Management uses historical experience and all available information to make these estimates and assumptions. Estimates are revised as additional information becomes available. Actual results could differ from these estimates.
See Note 2, “Recent Accounting Pronouncements” in the Unaudited Consolidated Financial Statements in Item 1 of this Report for a discussion of recently issued accounting guidance.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company’s exposure to market risks during the first quarter of fiscal 2021.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.

While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the information concerning risk factors as stated in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed with the SEC on November 20, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are filed or furnished as a part of this report:

Exhibit No.	Exhibit Description
10.1
Amendment No. 2 to the Second Amended and Restated Registration Rights Agreement, among Evoqua Water Technologies Corp., AEA Investors Fund V LP, AEA Investors Fund V-A LP, AEA Investors Fund V-B LP, AEA Investors Participant Fund V LP, AEA Investors QP Participant Fund V LP and the 2020 Amending Investors, dated November 25, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 25, 2020 (File No. 001-38272)).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOQUA WATER TECHNOLOGIES CORP.

February 2, 2021	/s/ RONALD C. KEATING
	By:	Ronald C. Keating
Chief Executive Officer (Principal Executive Officer)

February 2, 2021	/s/ BENEDICT J. STAS
	By:	Benedict J. Stas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)