Form 10-Q
period 2021-03-31
Evoqua Water Technologies Corp.
filed 2021-05-05
CIK 1604643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended
March 31, 2021
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There were 119,900,432 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of April 30, 2021.

EVOQUA WATER TECHNOLOGIES CORP.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report”) contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward‑looking statements by our use of forward‑looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would,” or the negative thereof, or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance, statements regarding our restructuring actions and expected restructuring charges and cost savings for fiscal 2021 and beyond, and statements related to the COVID-19 pandemic and its ongoing impact on our business contained in this Report are forward‑looking statements.
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
•our ability to achieve the expected benefits of our restructuring actions;
•material and other cost inflation and our ability to mitigate the impact of inflation by increasing selling prices and/or improving our productivity efficiencies;
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
•risks associated with international sales and operations, including our operations in the People’s Republic of China;
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

Part I - Financial Information

Item 1. Financial Statements

Evoqua Water Technologies Corp.
Consolidated Balance Sheets
(In thousands)

	(Unaudited)
	March 31, 2021	September 30, 2020
ASSETS
Current assets	$717,132	$695,712
Cash and cash equivalents	222,718	193,001
Receivables, net	227,343	260,479
Inventories, net	156,787	142,379
Contract assets	74,801	80,759
Prepaid and other current assets	34,491	18,715
Income tax receivable	992	379
Property, plant, and equipment, net	371,868	364,461
Goodwill	404,393	397,205
Intangible assets, net	299,318	309,967
Deferred income taxes, net of valuation allowance	1,661	3,639
Operating lease right-of-use assets, net	47,591	45,965
Other non‑current assets	37,836	27,509
Total assets	$1,879,799	$1,844,458
LIABILITIES AND EQUITY
Current liabilities	$346,573	$349,555
Accounts payable	144,613	153,890
Current portion of debt, net of deferred financing fees	21,343	14,339
Contract liabilities	36,894	26,259
Product warranties	6,714	6,115
Accrued expenses and other liabilities	134,692	143,389
Income tax payable	2,317	5,563
Non‑current liabilities	$1,008,341	$1,012,840
Long-term debt, net of deferred financing fees	859,692	861,695
Product warranties	1,989	1,724
Obligation under operating leases	39,174	37,796
Other non‑current liabilities	96,007	98,456
Deferred income taxes	11,479	13,169
Total liabilities	$1,354,914	$1,362,395
Commitments and Contingent Liabilities (Note 19)
Shareholders’ equity
Common stock, par value $0.01: authorized 1,000,000 shares; issued 121,442 shares, outstanding 119,778 at March 31, 2021; issued 119,486 shares, outstanding 117,291 at September 30, 2020	$1,215	$1,189
Treasury stock: 1,664 shares at March 31, 2021 and 2,195 shares at September 30, 2020	(2,837)	(2,837)
Additional paid-in capital	564,034	564,928
Retained deficit	(51,195)	(62,664)
Accumulated other comprehensive income (loss), net of tax	12,009	(20,472)
Total Evoqua Water Technologies Corp. equity	$523,226	$480,144
Non-controlling interest	1,659	1,919
Total shareholders’ equity	$524,885	$482,063
Total liabilities and shareholders’ equity	$1,879,799	$1,844,458
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Revenue from product sales	$202,466	$205,969	$382,481	$402,529
Revenue from services	144,098	145,694	286,276	295,239
Revenue from product sales and services	$346,564	$351,663	$668,757	$697,768
Cost of product sales	(144,521)	(144,156)	(275,582)	(284,612)
Cost of services	(96,124)	(96,301)	(191,911)	(196,235)
Cost of product sales and services	$(240,645)	$(240,457)	$(467,493)	$(480,847)
Gross profit	$105,919	$111,206	$201,264	$216,921
General and administrative expense	(52,928)	(62,130)	(95,211)	(107,900)
Sales and marketing expense	(33,830)	(33,976)	(67,758)	(71,990)
Research and development expense	(3,393)	(3,189)	(6,516)	(6,873)
Total operating expenses	$(90,151)	$(99,295)	$(169,485)	$(186,763)
Other operating income	511	9,518	991	61,238
Other operating expense	(101)	(274)	(358)	(549)
Income before interest expense and income taxes	$16,178	$21,155	$32,412	$90,847
Interest expense	(8,395)	(13,252)	(17,068)	(26,835)
Income before income taxes	$7,783	$7,903	$15,344	$64,012
Income tax (expense) benefit	(2,701)	7	(3,785)	(2,596)
Net income	$5,082	$7,910	$11,559	$61,416
Net income attributable to non‑controlling interest	46	98	90	459
Net income attributable to Evoqua Water Technologies Corp.	$5,036	$7,812	$11,469	$60,957
Basic income per common share	$0.04	$0.07	$0.10	$0.52
Diluted income per common share	$0.04	$0.06	$0.09	$0.50
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net income	$5,082	$7,910	$11,559	$61,416
Other comprehensive (loss) income
Foreign currency translation adjustments	26,891	(14,724)	22,014	(6,667)
Unrealized derivative gain (loss) on cash flow hedges, net of tax	9,091	(162)	10,093	(211)
Change in pension liability, net of tax	110	235	374	471
Total other comprehensive income (loss)	$36,092	$(14,651)	$32,481	$(6,407)
Less: Comprehensive income attributable to non‑controlling interest	(46)	(98)	(90)	(459)
Comprehensive income (loss) attributable to Evoqua Water Technologies Corp.	$41,128	$(6,839)	$43,950	$54,550
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Changes in Equity
(In thousands)

	Three Months Ended March 31, 2021
	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at December 31, 2020	120,750	$1,202	2,196	$(2,837)	$582,197	$(56,231)	$(24,083)	$1,713	$501,961
Equity based compensation expense	—	—	—	—	3,214	—	—	—	$3,214
Issuance of common stock, net	692	13	(532)	—	(21,377)	—	—	—	$(21,364)
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(100)	$(100)
Net income	—	—	—	—	—	5,036	—	46	$5,082
Other comprehensive income	—	—	—	—	—	—	36,092	—	$36,092
Balance at March 31, 2021	121,442	$1,215	1,664	$(2,837)	$564,034	$(51,195)	$12,009	$1,659	$524,885

	Three Months Ended March 31, 2020
	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at December 31, 2019	117,653	$1,170	2,083	$(2,837)	$543,237	$(123,854)	$(4,760)	$2,174	$415,130
Cumulative effect of adoption of new accounting standards	—	—	—	—	—	686	—	—	$686
Equity based compensation expense	—	—	—	—	2,304	—	—	—	$2,304
Issuance of common stock, net	1,417	15	111	—	11,309	—	—	—	$11,324
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(200)	$(200)
Net income	—	—	—	—	—	7,812	—	98	$7,910
Other comprehensive loss	—	—	—	—	—	—	(14,651)	—	$(14,651)
Balance at March 31, 2020	119,070	$1,185	2,194	$(2,837)	$556,850	$(115,356)	$(19,411)	$2,072	$422,503

	Six Months Ended March 31, 2021
	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at September 30, 2020	119,486	$1,189	2,195	$(2,837)	$564,928	$(62,664)	$(20,472)	$1,919	$482,063
Equity based compensation expense	—	—	—	—	6,233	—	—	—	$6,233
Issuance of common stock, net	1,956	26	(531)	—	(7,127)	—	—	—	$(7,101)
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(350)	$(350)
Net income	—	—	—	—	—	11,469	—	90	$11,559
Other comprehensive income	—	—	—	—	—	—	32,481	—	$32,481
Balance at March 31, 2021	121,442	$1,215	1,664	$(2,837)	$564,034	$(51,195)	$12,009	$1,659	$524,885

	Six Months Ended March 31, 2020
	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at September 30, 2019	116,008	$1,154	1,664	$(2,837)	$552,422	$(174,976)	$(13,004)	$3,063	$365,822
Cumulative effect of adoption of new accounting standards	—	—	—	—	—	(1,337)	—	—	$(1,337)
Equity based compensation expense	—	—	—	—	5,984	—	—	—	$5,984
Issuance of common stock, net	3,062	31	530	—	15,339	—	—	—	$15,370
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(1,450)	$(1,450)
Divestiture of Memcor product line	—	—	—	—	(16,895)	—	—	—	$(16,895)
Net income	—	—	—	—	—	60,957	—	459	$61,416
Other comprehensive loss	—	—	—	—	—	—	(6,407)	—	$(6,407)
Balance at March 31, 2020	119,070	$1,185	2,194	$(2,837)	$556,850	$(115,356)	$(19,411)	$2,072	$422,503
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Changes in Cash Flows
(In thousands)

	Six Months Ended March 31,
	2021	2020
Operating activities
Net income	$11,559	$61,416
Reconciliation of net income to cash flows provided by operating activities:
Depreciation and amortization	54,607	52,514
Amortization of deferred financing fees (includes $0 and $1,795 write off of deferred financing fees)	1,044	3,103
Deferred income taxes	476	(1,209)
Share-based compensation	6,233	5,984
Loss on sale of property, plant and equipment	807	170
Loss (gain) on sale of business	191	(68,051)
Foreign currency exchange (gains) losses on intercompany loans and other non-cash items	(3,659)	1,514
Changes in assets and liabilities
Accounts receivable	36,221	7,256
Inventories	(14,091)	(17,800)
Contract assets	6,553	(5,377)
Prepaids and other current assets	(9,921)	(3,715)
Accounts payable	(9,799)	6,004
Accrued expenses and other liabilities	(9,089)	60
Contract liabilities	9,829	(4,920)
Income taxes	(3,948)	2,140
Other non‑current assets and liabilities	(13,955)	(252)
Net cash provided by operating activities	63,058	38,837
Investing activities
Purchase of property, plant and equipment	(36,297)	(38,759)
Purchase of intangibles	(539)	(622)
Proceeds from sale of property, plant and equipment	640	271
Proceeds from sale of business, net of cash of $0 and $12,117	897	118,894
Acquisitions	(8,743)	(11,164)
Net cash (used in) provided by investing activities	(44,042)	68,620
Financing activities
Issuance of debt, net of deferred issuance costs	13,993	8,212
Borrowings under credit facility	—	2,597
Repayment of debt	(10,036)	(109,333)
Repayment of finance lease obligation	(6,901)	(6,694)
Payment of earn-out related to previous acquisitions	—	(175)
Proceeds from issuance of common stock	13,430	8,333
Taxes paid related to net share settlements of share-based compensation awards	(1,863)	(9,817)
Distribution to non‑controlling interest	(350)	(1,450)
Net cash provided by (used in) financing activities	8,273	(108,327)
Effect of exchange rate changes on cash	2,428	(516)
Change in cash and cash equivalents	29,717	(1,386)
Cash and cash equivalents
Beginning of period	193,001	109,881
End of period	$222,718	$108,495
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Supplemental Disclosure of Cash Flow Information
(In thousands)

	Six Months Ended March 31,
	2021	2020
Supplemental disclosure of cash flow information
Cash paid for taxes	$5,457	$2,133
Cash paid for interest	$14,647	$22,953
Non‑cash investing and financing activities
Finance lease transactions	$9,044	$4,308
Operating lease transactions	$7,993	$10,076
Option and Purchase Right	$—	$7,167
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Notes to Unaudited Consolidated Financial Statements
(In thousands, except per share data)
1. Description of the Company and Basis of Presentation
Background
Evoqua Water Technologies Corp. (referred to herein as the “Company” or “EWT”) is a holding company and does not conduct any business operations of its own. The Company was incorporated on October 7, 2013. On January 15, 2014, the Company acquired through its wholly owned subsidiaries, EWT Holdings II Corp. (“EWT II”) and EWT Holdings III Corp. (“EWT III”), all of the outstanding shares of Siemens Water Technologies, a group of legal entity businesses formerly owned by Siemens AG (“Siemens”). The stock purchase closed on January 15, 2014 and was effective January 16, 2014 (the “Acquisition”). On November 6, 2017, the Company completed its initial public offering (“IPO”).
On December 4, 2020, the Company completed a secondary public offering, pursuant to which 12,000 shares of common stock were sold by certain selling shareholders. On February 11, 2021, the Company completed an additional secondary public offering, pursuant to which 16,383 shares of common stock were sold by certain selling shareholders. Upon completion of these offerings, AEA Investors LP disposed of all of their shares of the Company’s common stock. The Company did not receive any proceeds from the sale of shares by the selling shareholders in either of these secondary public offerings.
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

Correction of Immaterial Errors
During the quarter ending March 31, 2021, the Company identified errors related to the reporting of tax remittances associated with certain equity awards, resulting in a classification error of $18,669 between additional paid in capital and accumulated other comprehensive loss. Management recorded the correction to additional paid in capital and accumulated other comprehensive balances during the quarter ending March 31, 2021. Management considered both the quantitative and qualitative factors within the provisions of SEC Staff Accounting Bulletin No. 99, Materiality, and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Based on evaluation of the errors, management has concluded that the prior period errors were immaterial to the previously issued financial statements. As a result of that classification error, management also identified a second, related immaterial classification error for the understatement of net cash provided by operating cash flows of $18,669 and an overstatement of net cash provided by financing activities of $18,669 for the period from October 1, 2019 to September 30, 2020. The Company has elected to voluntarily correct the identified immaterial classification error in the prior period Unaudited Consolidated Statements of Changes to Cash Flows to enhance comparability. In doing so, balances in the Unaudited Consolidated Statements of Changes to Cash Flows included in this Form 10-Q have been adjusted to reflect the voluntary immaterial classification error correction of $16,854 between financing and operating in the prior period. Future filings that include prior periods will be corrected, as needed, when filed.
The correction of the above classification errors did not have any effect on the Unaudited Consolidated Statements of Operations in any of the periods previously presented.
2. Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which was amended by the subsequent issuance in January 2021 of ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”). ASU 2020-04 became effective immediately and expires on December 21, 2022. ASU 2020-04 allows eligible contracts that are modified to be accounted for as a continuation of those contracts, permits companies to preserve their hedging accounting during the transition period and enables companies to make a one-time election to transfer or sell held-to-maturity debt securities that are affected by rate reform. ASU 2021-01 provides optional expedients and exceptions for contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The Company is currently assessing the impact of the adoption of ASU 2020-04 and ASU 2021-01 on the Company’s Unaudited Consolidated Financial Statements and related disclosures.

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
The following accounting pronouncements were adopted by the Company on October 1, 2020, and the adoptions did not have a material impact on the Company’s Unaudited Consolidated Financial Statements or disclosures:

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
The following provides a summary of TWO’s balance sheet as of March 31, 2021 and September 30, 2020, and summarized financial information for the three and six months ended March 31, 2021 and 2020.

	March 31, 2021	September 30, 2020
Current assets (includes cash of $1,552 and $2,088)	$3,462	$4,016
Property, plant and equipment	1,024	1,145
Goodwill	2,206	2,206
Total liabilities	(1,168)	(1,324)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Total revenue	$834	$1,210	$1,668	$3,852
Total operating expenses	(732)	(1,086)	(1,469)	(3,044)
Income from operations	$102	$124	$199	$808
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

In addition, the Company entered into an agreement to purchase the remaining 40% interest in Frontier on or prior to March 30, 2024. This agreement (a) gave holders of the remaining 40% interest in Frontier (the “Minority Owners”) the right to sell to Evoqua up to approximately 10% of the outstanding equity in Frontier at a predetermined price, which right was exercisable by the Minority Owners between January 1, 2021 and February 28, 2021 (the “Option”), and (b) obligates the Company to purchase and the Minority Owners to sell all of the Minority Owners’ remaining interest in Frontier at the fair market value at the time of sale on or prior to March 30, 2024 (the “Purchase Right”). The Purchase Right may be exercised early by the Minority Owners. The agreement to purchase the remaining interest was determined to be financing due to the mandatory Purchase Right, as per ASC Topic 480, Distinguishing Liabilities From Equity, and as such, the Company recognized a liability for the remaining 40% interest. During the three months ended March 31, 2021, the Minority Owners exercised the Option, and on April 8, 2021 the Company completed the purchase of an additional 8% of the outstanding equity in Frontier for approximately $1,490. This amount was reclassified from Other non‑current liabilities to Accrued expenses and other liabilities on the Consolidated Balance Sheets during the three months ended March 31, 2021. As a result, the Company’s ownership position in Frontier increased to 68%.
Additionally, the Company fully consolidates Frontier as a VIE under ASC Topic No. 810, Consolidation.
The following provides a summary of Frontier’s balance sheet as of March 31, 2021 and September 30, 2020, and summarized financial information for the three and six months ended March 31, 2021 and 2020.

	March 31, 2021	September 30, 2020
Current assets (includes cash of $1,182 and $1,675)	$5,045	$4,024
Property, plant and equipment	3,094	3,159
Goodwill	1,798	1,798
Intangible assets, net	9,092	9,918
Total liabilities	(5,095)	(3,692)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Total revenue	$2,078	$1,078	$2,848	$2,723
Total operating expenses	(2,401)	(2,364)	(4,139)	(4,301)
Loss from operations	$(323)	$(1,286)	$(1,291)	$(1,578)
4. Acquisitions and Divestitures
Acquisitions support the Company’s strategy of delivering a broad solutions portfolio with robust technology across multiple geographies and end markets. The Company continues to evaluate potential strategic acquisitions of businesses, assets and product lines and believes that capex-like, tuck-in acquisitions present a key opportunity within its overall growth strategy.
On December 17, 2020, the Company acquired the industrial water business of Ultrapure & Industrial Services, LLC (“Ultrapure”) for $8,743 cash paid at closing. Ultrapure, based out of Texas, provides customers across multiple end markets with a variety of water treatment products and services, including service deionization, reverse osmosis, UV and ozonation. Ultrapure will strengthen the Company’s service capabilities in the Houston and Dallas markets and is a part of the Integrated Solutions and Services segment. During the six months ended March 31, 2021, the Company incurred approximately $229 in acquisition costs, which are included in General and administrative expense on the Unaudited Consolidated Statements of Operations.

The accounting for the acquisition has not yet been completed because the Company has not finalized the valuations of the acquired assets, assumed liabilities and identifiable intangible assets, including goodwill. The preliminary opening balance sheet for Ultrapure is summarized as follows:

Current assets	$2,366
Property, plant and equipment	963
Goodwill	2,545
Intangible assets, net	3,751
Other non-current assets	22
Total assets acquired	9,647
Liabilities assumed	(904)
Net assets acquired	$8,743
On March 1, 2021, the Company completed the divestiture of the Lange containment system, geomembrane and geosynthetic liner product line (the “Lange Product Line”) for $897 in cash at closing. The Lange Product Line was a part of the Integrated Solutions and Services segment. During the three months ended March 31, 2021, the Company recognized a loss of $191 on the divestiture.
5. Revenue
Revenue Recognition
The Company recognizes sales of products and services based on the five-step analysis of transactions as provided in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”). For all contracts with customers, the Company first identifies the contract which usually is established when the customer’s purchase order is accepted or acknowledged. Next the Company identifies the performance obligations in the contract. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The Company then determines the transaction price in the arrangement and allocates the transaction price to each performance obligation identified in the contract. The Company’s allocation of the transaction price to the performance obligations are based on the relative standalone selling prices for the goods and services contained in a particular performance obligation. The transaction price is adjusted for the Company’s estimate of variable consideration which may include discounts if the Company would fail to meet certain performance requirements, volume discounts or early payment discounts. To estimate variable consideration, the Company utilizes historical experience and known terms. Variable consideration in contracts for the three and six months ended March 31, 2021 was insignificant.
For sales of aftermarket parts or products with a low level of customization and engineering time, the Company recognizes revenue at the time risks and rewards of ownership pass, which is generally when products are shipped or delivered to the customer as the Company has no obligation for installation. The Company considers shipping and handling services to be fulfillment activities and as such they do not represent separate performance obligations for revenue recognition. Sales of service arrangements are recognized as the services are performed.
For certain arrangements where there is significant customization to the product and for long-term construction-type sales contracts, revenue may be recognized over time. In these instances, revenue is recognized using a measure of progress that applies an input method based on costs incurred in relation to total estimated costs. These arrangements include large capital water treatment projects, systems and solutions for municipal and industrial applications. The nature of the contracts is generally fixed price with milestone billings. In order for revenue to be recognized over a period of time, the product must have no alternative use and the Company must have an enforceable right to payment for the performance completed to date, including a normal profit margin, in the event of termination for convenience. If these two criteria are not met, revenue from these contracts will not be recognized until construction is complete. Contract revenue and cost estimates are reviewed and revised quarterly at a minimum and the cumulative effect of such adjustments are recognized in current operations. The amount of such adjustments has not been material.
The Company has made accounting policy elections to exclude all taxes by governmental authorities from the measurement of the transaction price and that long-term construction-type sales contracts, or those contracts for products with significant customization that the total contract price is less than $100, will be recorded at the point in time when the construction is complete.
Performance Obligations

The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations if the product has an alternative use and the Company does not have an enforceable right to payment for the performance completed to date, including a normal profit margin, in the event of termination for convenience. The Company maintains a backlog of confirmed orders, which totaled approximately $207,439 at March 31, 2021. This backlog represents the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that the majority of these performance obligations will be satisfied within the next twelve to twenty-four months.
The recording of assets recognized from the costs to obtain and fulfill customer contracts primarily relate to the deferral of sales commissions. The Company’s costs incurred to obtain or fulfill a contract with a customer are classified as non-current assets and amortized to expense over the period of benefit of the related revenue. These costs are recorded within Cost of product sales and services. The amount of contract costs was insignificant at March 31, 2021.
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
Information regarding the source of revenue:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Revenue from contracts with customers recognized under Topic 606	$297,919	$314,994	$583,107	$623,596
Other (1)	48,645	36,669	85,650	74,172
Total	$346,564	$351,663	$668,757	$697,768
(1)     Other revenue relates to revenue recognized pursuant to ASU 2016-02, Leases (Topic 842), mainly attributable to long term rentals.
Information regarding revenue disaggregated by source of revenue and segment is as follows:

	Three Months Ended March 31,
	2021			2020
	Integrated Solutions and Services	Applied Product Technologies	Total	Integrated Solutions and Services	Applied Product Technologies	Total
Revenue from capital projects	$52,093	$90,296	$142,389	$66,092	$75,214	$141,306
Revenue from aftermarket	32,501	27,576	60,077	31,901	32,762	64,663
Revenue from service	139,540	4,558	144,098	139,892	5,802	145,694
Total	$224,134	$122,430	$346,564	$237,885	$113,778	$351,663

	Six Months Ended March 31,
	2021			2020
	Integrated Solutions and Services	Applied Product Technologies	Total	Integrated Solutions and Services	Applied Product Technologies	Total
Revenue from capital projects	$102,719	$167,185	$269,904	$120,712	$150,140	$270,852
Revenue from aftermarket	59,647	52,930	112,577	61,574	70,103	131,677
Revenue from service	276,485	9,791	286,276	283,737	11,502	295,239
Total	$438,851	$229,906	$668,757	$466,023	$231,745	$697,768
Information regarding revenue disaggregated by geographic area is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
United States	$274,681	$290,273	$538,812	$567,990
Europe	31,527	30,381	52,812	56,493
Asia	26,976	12,720	49,581	31,462
Canada	10,636	16,319	21,815	33,882
Australia	2,744	1,970	5,737	7,941
Total	$346,564	$351,663	$668,757	$697,768
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
The tables below provide a roll-forward of contract assets and contract liabilities balances for the periods presented:

	Six Months Ended March 31,
Contract assets (a)	2021	2020
Balance at beginning of period	$80,759	$73,467
Recognized in current period	147,593	172,228
Reclassified to accounts receivable	(153,964)	(166,535)
Amounts related to sale of the Memcor product line	—	2,710
Foreign currency	413	(621)
Balance at end of period	$74,801	$81,249
(a)     Excludes receivable balances which are disclosed on the Consolidated Balance Sheets.

	Six Months Ended March 31,
Contract Liabilities	2021	2020
Balance at beginning of period	$26,259	$39,051
Recognized in current period	158,452	157,114
Amounts in beginning balance reclassified to revenue	(20,703)	(37,497)
Current period amounts reclassified to revenue	(127,684)	(124,194)
Amounts related to sale of the Memcor product line	—	(700)
Foreign currency	570	(83)
Balance at end of period	$36,894	$33,691
6. Fair Value Measurements
As of March 31, 2021 and September 30, 2020, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.
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

	Net Asset Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2021
Assets:
Pension plan
Cash	$—	$655	$—	$—
Global Multi-Asset Fund	14,814	—	—	—
Government Securities	2,293	—	—	—
Liability Driven Investment	5,754	—	—	—
Guernsey Unit Trust	2,241	—	—	—
Global Absolute Return	2,251	—	—	—
Deferred compensation plan assets
Cash	—	1,340	—	—
Mutual Funds	—	17,790	—	—
Interest rate swap	—	—	5,631	—
Foreign currency forward contracts	—	—	49	—
Liabilities:
Pension plan	—	—	(48,168)	—
Deferred compensation plan liabilities	—	—	(23,058)	—
Long‑term debt	—	—	(887,902)	—
Foreign currency forward contracts	—	—	(166)	—
Earn-outs related to acquisitions	—	—	—	(295)
Option and Purchase Right	—	—	—	(7,739)

As of September 30, 2020
Assets:
Pension plan
Cash	$—	$15,061	$—	$—
Government Securities	4,924	—	—	—
Liability Driven Investment	3,604	—	—	—
Guernsey Unit Trust	1,881	—	—	—
Global Absolute Return	2,060	—	—	—
Deferred compensation plan assets
Trust Assets	—	55	—	—
Insurance	—	—	19,804	—
Foreign currency forward contracts	—	—	140	—
Liabilities:
Pension plan	—	—	(47,389)	—
Deferred compensation plan liabilities	—	—	(21,439)	—
Long‑term debt	—	—	(872,441)	—
Interest rate swap	—	—	(4,669)	—
Foreign currency forward contracts	—	—	(47)	—
Earn-outs related to acquisitions	—	—	—	(295)
Option and Purchase Right	—	—	—	(7,739)
The pension plan assets and liabilities and deferred compensation plan assets and liabilities are included in Other non‑current assets and Other non‑current liabilities at March 31, 2021 and September 30, 2020.

The Company records contingent consideration arrangements at fair value on a recurring basis and the associated balances presented as of March 31, 2021 and September 30, 2020 are earn-outs related to acquisitions. The fair value of earn-outs related to acquisitions is based on significant unobservable inputs including the achievement of certain performance metrics. Significant changes in these inputs would result in corresponding increases or decreases in the fair value of the earn-out each period until the related contingency has been resolved. Changes in the fair value of the contingent consideration obligations can result from adjustments in the probability of achieving future development steps, sales targets and profitability and are recorded in General and administrative expenses in the Unaudited Consolidated Statements of Operations. There were no changes in the fair value of earn-outs related to acquisitions during the three and six months ended March 31, 2021. As of March 31, 2021 and September 30, 2020, earn-outs related to acquisitions totaled $295 and are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.
Pursuant to the acquisition of Frontier, the Company recorded a liability for the Option and Purchase Right to purchase the remaining 40% interest. The fair value of the options is based upon significant unobservable inputs including future earnings and other market factors. Significant changes in these inputs would result in corresponding increases or decreases in the fair value of the options each period until the purchase of the remaining interest has occurred. Changes in the fair value can result from earnings achieved over the passage of time and will be recorded in Interest expense in the Unaudited Consolidated Statements of Operations. There were no changes in the fair value of the Option and Purchase Right recorded during the three and six months ended March 31, 2021. During the three months ended March 31, 2021, the Minority Owners exercised the Option, and on April 8, 2021 the Company completed the purchase of an additional 8% of the outstanding equity in Frontier for approximately $1,490. This amount was reclassified from Other non‑current liabilities to Accrued expenses and other liabilities on the Consolidated Balance Sheets during the three months ended March 31, 2021. As of March 31, 2021 and September 30, 2020, $1,490 and $0, respectively, is included in Accrued expenses and other liabilities and $6,249 and $7,739, respectively, is included in Other non‑current liabilities related to the Option and Purchase Right on the Consolidated Balance Sheets.
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
Accounts receivable are summarized as follows:

	March 31, 2021	September 30, 2020
Accounts receivable	$231,227	$264,536
Allowance for credit losses	(3,884)	(4,057)
Receivables, net	$227,343	$260,479
The movement in the allowance for credit losses was as follows for the six months ended March 31, 2021:

Balance at September 30, 2020	$(4,057)
Charged to costs and expenses	(12)
Write-offs	209
Foreign currency and other	(24)
Balance at March 31, 2021	$(3,884)

8. Inventories
The major classes of Inventories, net are as follows:

	March 31, 2021	September 30, 2020
Raw materials and supplies	$82,065	$78,319
Work in progress	19,497	15,654
Finished goods and products held for resale	61,918	56,435
Costs of unbilled projects	4,143	3,438
Reserves for excess and obsolete	(10,836)	(11,467)
Inventories, net	$156,787	$142,379
9. Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	March 31, 2021	September 30, 2020
Machinery and equipment	$376,831	$357,650
Rental equipment	236,469	221,953
Land and buildings	69,541	70,245
Construction in process	53,324	48,325
	736,165	698,173
Less: accumulated depreciation	(364,297)	(333,712)
	$371,868	$364,461
The Company entered into secured financing agreements that require providing a security interest in specified equipment. As of March 31, 2021 and September 30, 2020, the gross and net amounts of those assets are as follows:

	March 31, 2021		September 30, 2020
	Gross	Net	Gross	Net
Machinery and equipment	$68,578	$55,023	$63,305	$52,620
Construction in process	15,140	15,140	8,098	8,098
	$83,718	$70,163	$71,403	$60,718
Depreciation expense and maintenance and repairs expense for the three and six months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Depreciation expense	$18,769	$18,185	$37,280	$35,488
Maintenance and repair expense	4,754	5,249	9,962	11,314

10. Goodwill
Changes in the carrying amount of goodwill are as follows:

	Integrated Solutions and Services	Applied Product Technologies	Total
Balance at September 30, 2020	$224,381	$172,824	$397,205
Business combinations and divestitures	5,988	—	5,988
Measurement period adjustment	(3,485)	—	(3,485)
Foreign currency translation	2,565	2,120	4,685
Balance at March 31, 2021	$229,449	$174,944	$404,393
As of March 31, 2021 and September 30, 2020, $155,704 and $153,004, respectively, of goodwill was deductible for tax purposes.
11. Debt
Long‑term debt consists of the following:

	March 31, 2021	September 30, 2020
First Lien Term Loan, due December 20, 2024 (1)	$814,538	$819,276
First Lien Credit Agreement Revolving Credit Facility (1)	—	—
Equipment Financing, due April 30, 2021 to July 5, 2029, interest rates ranging from 3.25% to 8.07%	74,382	63,918
Notes Payable, due July 31, 2023	507	611
Mortgage (2)	—	1,665
Total debt	889,427	885,470
Less unamortized deferred financing fees	(8,392)	(9,436)
Total net debt	881,035	876,034
Less current portion	(21,343)	(14,339)
Total long‑term debt	$859,692	$861,695
(1)On April 1, 2021, the Company paid off the outstanding balance of the First Lien Term Loan (as defined below) and entered into the 2021 Credit Agreement (as defined below). See Note 23, “Subsequent Events” for further discussion.
(2)In November 2020, the Company paid off the outstanding balance of the mortgage due June 30, 2028.
Term Facilities and Revolving Credit Facility
On January 15, 2014, EWT III entered into a First Lien Credit Agreement (as modified, amended or supplemented from time to time, the “Credit Agreement”) and a Second Lien Credit Agreement among EWT III, EWT II, the lenders party thereto and Credit Suisse AG as administrative agent and collateral agent. The term loans outstanding under the Second Lien Credit Agreement were prepaid on October 28, 2016. The Credit Agreement also makes available to the Company a revolving credit facility (the “Revolver”) of up to $125,000, with a letter of credit sublimit of up to $45,000. The term loans outstanding under the Credit Agreement (the “First Lien Term Loan”) mature on December 20, 2024, and the Revolver matures on December 20, 2022.
The Company makes quarterly principal payments of $2,369. At March 31, 2021, the interest rate on borrowings was 2.61%, comprised of 0.11% LIBOR plus the 2.50% spread.

Deferred financing fees related to the First Lien Term Loan were included as a contra liability to debt on the Consolidated Balance Sheets as follows:

	March 31, 2021	September 30, 2020
Current portion of deferred financing fees (1)	$(2,147)	$(2,112)
Long-term portion of deferred financing fees (2)	(6,245)	(7,324)
Total deferred financing fees	$(8,392)	$(9,436)
(1)Included in Current portion of debt, net of deferred financing fees on the Consolidated Balance Sheets.
(2)Included in Long-term debt, net of deferred financing fees on the Consolidated Balance Sheets.
Amortization of deferred financing fees included in interest expense were $518 and $421 for the three months ended March 31, 2021 and 2020, respectively and $1,044 and $936 for the six months ended March 31, 2021 and 2020, respectively.
The following summarizes the Company’s outstanding borrowings under the Revolver and outstanding letters of credit as of March 31, 2021 and September 30, 2020, respectively.

	March 31, 2021	September 30, 2020
Borrowing availability under the Revolver	$125,000	$125,000
Outstanding borrowings under the Revolver	—	—
Outstanding letters of credit under the Revolver	11,904	12,963
Unused amounts under the Revolver	$113,096	$112,037

Additional letters of credit under a separate arrangement	$33	$52
The Credit Agreement contains limitations on incremental borrowings, is subject to leverage ratios and allows for optional prepayments. Under certain circumstances, the Company may be required to remit excess cash flows as defined based upon exceeding certain leverage ratios. The Company did not exceed such ratios during the six months ended March 31, 2021, does not anticipate exceeding such ratios during the year ending September 30, 2021, and therefore does not anticipate any additional repayments during the year ending September 30, 2021.
Equipment Financings
During the six months ended March 31, 2021, the Company completed the following equipment financings:

Date Entered	Due	Fixed Interest Rate	Principal Amount
March 31, 2021	March 31, 2028	3.85%	$3,630
March 31, 2021	April 30, 2021 (1)	3.25%	2,559
December 31, 2020	April 30, 2021 (1)	3.25%	3,899
December 30, 2020	December 30, 2027	3.73%	3,905
			$13,993
(1)    Represents an advance received from the lender in which the Company is making interest only payments. The Company may convert to a term loan financing for eight years at any time through June 30, 2021.

Repayment Schedule
Aggregate maturities of all long‑term debt, including current portion of long‑term debt and excluding finance lease obligations as of March 31, 2021, are presented below:

Fiscal Year
Remainder of 2021	$14,982
2022	17,293
2023	17,598
2024	797,448
2025	8,081
Thereafter	34,025
Total	$889,427
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
Foreign Currency Risk Management
The Company’s functional currency is the U.S. dollar. By operating internationally, the Company is subject to foreign currency risk from transactions denominated in currencies other than the U.S. dollar (“foreign currencies”). To mitigate cross-currency transaction risk, the Company analyzes significant exposures where it has receipts or payments in a currency other than the functional currency of its operations, and from time to time may strategically enter into short-term foreign currency forward contracts to lock in some or all of the cash flows associated with these transactions. The Company is also subject to currency translation risk associated with converting the foreign operations’ financial statements into U.S. dollars. The Company uses foreign currency derivative contracts in order to manage the effect of exchange fluctuations on forecasted sales and purchases that are denominated in foreign currencies. To mitigate the impact of foreign exchange rate risk, the Company entered into a series of forward contracts designated as cash flow hedges. As of March 31, 2021, the notional amount of the forward contracts held to sell foreign currencies was $8,866.
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

Derivatives Designated as Cash Flow Hedges
The Company accounts for derivatives and hedging activities in accordance with ASC Topic No. 815, Derivatives and Hedging (“Topic No. 815”). As required by Topic No. 815, the Company records all derivatives on the balance sheet at fair value and adjusts to market on a quarterly basis. The Company’s interest rate swap is valued based on readily-observable market inputs, such as quotations on interest rates and LIBOR yield curves at the reporting date. The Company’s foreign currency forward contracts are valued based on quoted forward foreign exchange prices and spot rates at the reporting date. For a derivative that is designated as a cash flow hedge, changes in the fair value of the derivative are recognized in AOCI until the hedged item affects earnings. The Company does not use derivative financial instruments for trading or speculative purposes.
The following represents the fair value recorded for derivatives designated as cash flow hedges for the periods presented:

		Asset Derivatives
	Balance Sheet Location	March 31, 2021	September 30, 2020
Interest rate swap	Prepaid and other current assets	$5,631	$—
Foreign currency forward contracts	Prepaid and other current assets	35	133

		Liability Derivative
	Balance Sheet Location	March 31, 2021	September 30, 2020
Interest rate swap	Accrued expenses and other current liabilities	$—	$4,669
Foreign currency forward contracts	Accrued expenses and other current liabilities	158	47
The following represents the amount of gain (loss) recognized in AOCI (net of tax) during the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Interest rate swap	$8,811	$—	$9,268	$—
Interest rate cap	—	15	—	1
Foreign currency forward contracts	(335)	(179)	(332)	(160)
The following represents the amount of (loss) gain on foreign currency forward contracts reclassified from AOCI into earnings during the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
Location of (Loss) Gain	2021	2020	2021	2020
Cost of product sales and services	$(13)	$(6)	$(13)	$(6)
General and administrative expense	(40)	(24)	(72)	$30
Selling and marketing expense	(39)	28	(39)	28
Interest expense	(523)	—	(1,033)	—
	$(615)	$(2)	$(1,157)	$52

Based on the fair value amounts of the Company’s cash flow hedges at March 31, 2021, the Company expects that approximately $113 of pre-tax net losses will be reclassified from AOCI into earnings during the next twelve months. The amount ultimately realized, however, will differ as exchange rates vary and the underlying contracts settle.
Derivatives Not Designated as Cash Flow Hedges
The following represents the fair value recorded for derivatives not designated as cash flow hedges for the periods presented:

		Asset Derivatives
	Balance Sheet Location	March 31, 2021	September 30, 2020
Foreign currency forward contracts	Prepaid and other current assets	$14	$7

		Liability Derivatives
	Balance Sheet Location	March 31, 2021	September 30, 2020
Foreign currency forward contracts	Accrued expenses and other current liabilities	$8	$—
13. Product Warranties
A reconciliation of the activity related to the accrued warranty, including both the current and long‑term portions, is as follows:

	Current Product Warranties		Non-Current Product Warranties
	Six Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Balance at beginning of the period	$6,115	$4,922	$1,724	$2,332
Warranty provision for sales	2,188	1,892	714	62
Settlement of warranty claims	(1,699)	(2,567)	(471)	(1,248)
Amounts related to sale of the Memcor product line	—	795	—	135
Foreign currency translation and other	110	65	22	(120)
Balance at end of the period	$6,714	$5,107	$1,989	$1,161
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
The Company currently expects to incur approximately $2,000 to $3,000 of costs through the remainder of fiscal 2021 related to restructuring charges following the sale of the Memcor product line. The Company currently expects to incur approximately $500 to $700 of cash costs through the remainder of fiscal 2021 as a result of its transition to a two-segment operating model related to other non-employee related business optimizations. The Company currently expects to incur approximately $500 to $1,000 of costs through the remainder of fiscal 2021 related to the restructuring within certain divisions of the Integrated Solutions and Services segment.

The table below sets forth the amounts accrued for the restructuring components and related activity:

	Six Months Ended March 31,
	2021	2020
Balance at beginning of the period	$970	$655
Restructuring charges following the sale of the Memcor product line	3,808	3,659
Restructuring charges related to two-segment realignment	562	1,233
Restructuring charges related to other initiatives	1,444	780
Release of prior reserves	(283)	(62)
Write off charges	(966)	—
Cash payments	(4,359)	(5,831)
Other adjustments	9	—
Balance at end of the period	$1,185	$434
The balances for accrued restructuring liabilities at March 31, 2021 and September 30, 2020, are recorded in Accrued expenses and other liabilities on the Consolidated Balance Sheets. Restructuring charges primarily represent severance charges and other employee costs, fixed asset write-offs and certain relocation expenses. The Company expects to pay the remaining amounts accrued as of March 31, 2021 during the remainder of fiscal 2021.
The table below sets forth the location of amounts recorded above on the Unaudited Consolidated Statements of Operations:

	Six Months Ended March 31,
	2021	2020
Cost of product sales and services	$3,428	$3,765
General and administrative expense	1,089	1,760
Sales and marketing expense	340	62
Research and development expense	(16)	23
Other operating expense, net	690	—
	$5,531	$5,610
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

The components of net periodic benefit cost for the plans were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Service cost	$287	$259	$571	$520
Interest cost	80	68	159	136
Expected return on plan assets	(87)	(29)	(174)	(59)
Amortization of actuarial losses	110	235	374	471
Pension expense for defined benefit plans	$390	$533	$930	$1,068
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
Annual Effective Tax Rate
The PAETR, which excludes the impact of discrete items, was 14.6% and 4.5% as of the six months ended March 31, 2021 and 2020, respectively. For the six months ended March 31, 2021, the PAETR was lower than the U.S federal statutory rate of 21.0% primarily due to the impact of maintaining a U.S. valuation allowance provided on U.S. deferred tax assets and is higher than the prior year’s rate which included the impact of the sale of the Memcor product line, and the impact on deferred tax liabilities related to indefinite lived intangibles, a portion of which was reversed in relation to the sale of the Memcor product line.

The Company continues to maintain a full valuation allowance on U.S. federal and state net deferred tax assets (excluding the tax effects of deferred tax liabilities associated with indefinite lived intangibles) for the period ending March 31, 2021 as a result of pretax losses incurred since the Company’s inception in early 2014. The Company reported positive pre-tax earnings for the first time in 2017 and again in 2020 and is projecting positive pre-tax earnings in 2021, however, the Company generated pre-tax losses in all other years. The Company was in a three-year cumulative loss position at September 30, 2019, but was no longer in a three-year cumulative loss position at September 30, 2020. The Company believes it is prudent to retain a valuation allowance until a more consistent pattern of earnings is established and net operating loss carryforwards begin to be utilized.
Current and Prior Period Tax Expense
For the three months ended March 31, 2021, the Company recognized income tax expense of $2,701 on pretax income of $7,783. The rate of 34.7% differed from the U.S. statutory rate of 21.0% principally due to the unfavorable impact of discrete items related to an adjustment for prior periods and recording an uncertain tax position related to a tax audit in a foreign jurisdiction which were partially offset by the impact of maintaining a U.S. valuation allowance against U.S. deferred tax assets.
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
For the six months ended March 31, 2021, the Company recognized income tax expense of $3,785 on pretax income of $15,344. The rate of 24.7% differed from the statutory rate of 21.0% principally due to the unfavorable impact of discrete items related to an adjustment for prior periods and recording an uncertain tax position related to a tax audit in a foreign jurisdiction which were partially offset by the impact of maintaining a U.S. valuation allowance against U.S. deferred tax assets.
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
At March 31, 2021 and 2020, the Company had gross unrecognized tax benefits of $1,752 and $1,309 respectively.
17. Share-Based Compensation
The Company designs equity compensation plans to attract and retain employees while also aligning employees’ interests with the interests of the Company’s shareholders. In addition, members of the Company’s Board of Directors (the “Board”) participate in equity compensation plans in connection with their service on the Board.

The Company established the Evoqua Water Technologies Corp. Stock Option Plan (the “Stock Option Plan”) shortly after the acquisition date of January 16, 2014. The plan allows certain management employees and the Board to purchase shares in the Company. Under the Stock Option Plan, the number of shares available for award was 11,083. As of March 31, 2021, there were approximately 2,177 shares available for future grants, however, the Company does not currently intend to make additional grants under the Stock Option Plan.
In connection with the IPO, the Board adopted, and the Company’s shareholders approved, the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (the “Equity Incentive Plan”), under which equity awards may be granted in the form of options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, share awards and performance-based awards (including performance share units and performance-based restricted stock). Upon adoption of the Equity Incentive Plan, 5,100 shares of common stock of the Company were reserved for issuance thereunder. On February 18, 2020, the Company’s shareholders approved the amendment and restatement of the Equity Incentive Plan in order to increase the number of shares of common stock reserved for issuance thereunder by 5,000 shares and incorporate other changes. As of March 31, 2021, there were approximately 4,990 shares available for grants under the Equity Incentive Plan.

Option awards are granted at various times during the year, vest ratably at 25% per year, and are exercisable at the time of vesting. The options granted have a ten-year contractual term.

A summary of the stock option activity as of March 31, 2021 is presented below:

(In thousands, except per share amounts)	Options	Weighted Average Exercise Price/Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2020	7,430	$10.30	5.9 years	$83,152
Granted	611	24.76
Exercised	(2,185)	6.04
Forfeited	(7)	19.20
Outstanding at March 31, 2021	5,849	$13.39	6.4 years	$75,542
Options exercisable at March 31, 2021	3,857	$9.62	5.2 years	$64,333
Options vested and expected to vest at March 31, 2021	5,774	$13.25	6.3 years	$75,349
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the six months ended March 31, 2021 was $43,564.

A summary of the status of the Company's non-vested stock options as of and for the six months ended March 31, 2021 is presented below.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Nonvested at beginning of period	2,166	$5.56
Granted	611	8.98
Vested	(778)	5.56
Forfeited	(7)	6.47
Nonvested at end of period	1,992	$6.60
The total fair value of options vested during the six months ended March 31, 2021, was $4,326.

Restricted Stock Units
The following is a summary of the RSU activity for the six months ended March 31, 2021.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Outstanding at September 30, 2020	750	$17.86
Granted	494	24.69
Vested	(234)	17.64
Forfeited	(3)	18.85
Cancelled	(7)	21.22
Outstanding at March 31, 2021	1,000	$21.26
Expected to vest at March 31, 2021	948	$21.11
Expense Measurement and Recognition
The Company recognizes share-based compensation for all currently outstanding awards and, in future periods, will recognize compensation costs for the unvested portion of awards based on grant date fair values. Total share-based compensation expense was $3,214 and $2,326 during the three months ended March 31, 2021 and 2020, respectively, of which $3,214 and $2,304 was non-cash, respectively. Total share-based compensation expense was $6,290 and $6,017 during the six months ended March 31, 2021 and 2020, respectively, of which $6,233 and $5,984 was non-cash, respectively. The unrecognized compensation expense related to stock options and RSUs was $11,897 and $19,110, respectively at March 31, 2021, and is expected to be recognized over a weighted average period of 2.5 years and 2.6 years, respectively. The Company received $13,430 from the exercise of stock options during the six months ended March 31, 2021.

Employee Stock Purchase Plan
Effective October 1, 2018, the Company implemented an employee stock purchase plan (the “ESPP”) which allows employees to purchase shares of the Company’s stock at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last business day of a six-month purchase period within the offering period. These purchases are offered twice throughout each fiscal year, and are paid by employees through payroll deductions over the respective six month purchase period, at the end of which the stock is transferred to the employees. On December 21, 2018, the Company registered 11,297 shares of common stock, par value $0.01 per share, of which 5,000 are available for future issuance under the ESPP. During the three months ended March 31, 2021 and 2020, the Company incurred compensation expense of $187 and $35, respectively, in salaries and wages with respect to the ESPP, representing the fair value of the discounted price of the shares. During the six months ended March 31, 2021 and 2020, the Company incurred compensation expense of $403 and $74, respectively. These amounts are included in the total share-based compensation expense above. On October 2, 2020 and April 1, 2021, 120 and 62 shares, respectively, were issued under the ESPP plan.
18. Concentration of Credit Risk
The Company’s cash and cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. The Company’s trade receivables do not represent a significant concentration of credit risk at March 31, 2021 and September 30, 2020 due to the wide variety of customers and markets into which products are sold and their dispersion across geographic areas. The Company does perform ongoing credit evaluations of its customers and maintains an allowance for potential credit losses on trade receivables. As of and for the three and six months ended March 31, 2021 and 2020, no customer accounted for more than 10% of net sales or net accounts receivable.

The Company operates predominantly in ten countries worldwide and provides a wide range of proven product brands and advanced water and wastewater treatment technologies, mobile and emergency water supply solutions and service contract options through its Integrated Solutions and Services and Applied Product Technologies segments. The Company is a multi-national business but its sales and operations are primarily in the U.S. Sales to unaffiliated customers are based on the Company locations that maintain the customer relationship and transact the external sale.
19. Commitments and Contingencies
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
The following summarizes the Company’s outstanding letters of credit and surety bonds as of March 31, 2021 and September 30, 2020, respectively.

	March 31, 2021	September 30, 2020
Revolving credit capacity	$45,000	$45,000
Letters of credit outstanding	11,904	12,963
Remaining revolving credit capacity	$33,096	$32,037

Surety capacity	$250,000	$230,000
Surety issuances	147,565	152,990
Remaining surety available	$102,435	$77,010
The longest maturity date of letters of credit and surety bonds in effect as of March 31, 2021 was March 20, 2030.
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

20. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	March 31, 2021	September 30, 2020
Salaries, wages and other benefits	$59,245	$67,766
Obligation under operating leases	13,119	12,767
Obligation under finance leases	11,869	11,362
Third party commissions	9,192	9,270
Taxes, other than income	3,939	5,316
Insurance liabilities	3,760	3,954
Provisions for litigation	2,072	2,580
Frontier Option liability	1,490	—
Severance payments	1,185	970
Earn-outs related to acquisitions	295	295
Fair value of liability derivatives	166	4,716
Other	28,360	24,393
	$134,692	$143,389
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
Reportable operating segment revenue and operating profit for the three and six months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Total revenue
Integrated Solutions and Services	$228,203	$240,824	$444,956	$472,624
Applied Product Technologies	146,107	129,424	269,688	267,953
Total revenue	374,310	370,248	714,644	740,577
Intersegment revenue
Integrated Solutions and Services	4,069	2,939	6,105	6,601
Applied Product Technologies	23,677	15,646	39,782	36,208
Total intersegment revenue	27,746	18,585	45,887	42,809
Revenue to external customers
Integrated Solutions and Services	224,134	237,885	438,851	466,023
Applied Product Technologies	122,430	113,778	229,906	231,745
Total revenue	$346,564	$351,663	$668,757	$697,768

Operating profit (loss)
Integrated Solutions and Services	$30,784	$36,695	$57,141	$69,849
Applied Product Technologies	18,103	23,750	31,483	86,892
Corporate	(32,709)	(39,290)	(56,212)	(65,894)
Total operating profit	16,178	21,155	32,412	90,847
Interest expense	(8,395)	(13,252)	(17,068)	(26,835)
Income before income taxes	7,783	7,903	15,344	64,012
Income tax (expense) benefit	(2,701)	7	(3,785)	(2,596)
Net income	$5,082	$7,910	$11,559	$61,416

	March 31, 2021	September 30, 2020
Assets
Integrated Solutions and Services	$831,558	$835,307
Applied Product Technologies	612,320	598,701
Corporate	435,921	410,450
Total assets	$1,879,799	$1,844,458

22. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings from continuing operations per common share (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Numerator:
Numerator for basic and diluted earnings per common share—Net income attributable to Evoqua Water Technologies Corp.	$5,036	$7,812	$11,469	$60,957
Denominator:
Denominator for basic net income per common share—weighted average shares	118,882	116,459	118,882	116,459
Effect of dilutive securities:
Share‑based compensation	3,041	4,391	3,393	4,892
Denominator for diluted net income per common share—adjusted weighted average shares	121,923	120,850	122,275	121,351
Basic earnings attributable to Evoqua Water Technologies Corp. per common share	$0.04	$0.07	$0.10	$0.52
Diluted earnings attributable to Evoqua Water Technologies Corp. per common share	$0.04	$0.06	$0.09	$0.50
23. Subsequent Events
2021 Credit Agreement
On April 1, 2021, EWT III entered into a Credit Agreement (the “2021 Credit Agreement”) among EWT III, as borrower, EWT II, as parent guarantor, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and ING Capital, LLC, as sustainability coordinator. The 2021 Credit Agreement provides for a multi-currency senior secured revolving credit facility in an aggregate principal amount not to exceed the U.S. dollar equivalent of $350,000 (the “2021 Revolving Credit Facility”) and a discounted senior secured term loan facility relating to a term loan (the “2021 Term Loan”) in the amount of $475,000 (together with the 2021 Revolving Credit Facility, the “Senior Facilities”). The 2021 Credit Agreement also provides for a letter of credit sub-facility not to exceed $60,000. On April 1, 2021, EWT III borrowed the full amount of $475,000 under the 2021 Term Loan and $105,000 under the 2021 Revolving Credit Facility. The Senior Facilities are guaranteed by EWT II and certain existing and future direct or indirect wholly-owned domestic subsidiaries of EWT III (together with EWT III, collectively, the “Loan Parties”), and collateralized by a first lien on substantially all of the assets of the Loan Parties, with certain exceptions. The 2021 Term Loan matures on April 1, 2028 and requires quarterly principal payments of $1,188. Any amount owed under the 2021 Revolving Credit Facility will become due and payable in full on April 1, 2026.
The net proceeds of the Senior Facilities, together with the net proceeds of the Receivables Securitization Program (as defined below) and cash on hand, were used to repay all outstanding indebtedness, in an aggregate principal amount of approximately $814,538, under the Credit Agreement. The proceeds of the 2021 Revolving Credit Facility may also be used to finance or refinance the working capital and capital expenditures needs of EWT III and certain of its subsidiaries and for general corporate purposes.
As a result of the refinancing, the Company wrote off approximately $1,333 of deferred financing fees related to the First Lien Term Loan. In addition, the Company incurred approximately $4,985 of fees, of which approximately

$1,931 were recorded as deferred financing fees on the Consolidated Balance Sheets and approximately $3,054 were expensed.
Receivables Securitization Program
On April 1, 2021, Evoqua Finance LLC (“Evoqua Finance”), an indirect wholly-owned subsidiary of the Company, entered into an accounts receivable securitization program (the “Receivables Securitization Program”) consisting of, among other agreements, (i) a Receivables Financing Agreement (the “Receivables Financing Agreement”) among Evoqua Finance, as the borrower, the lenders from time to time party thereto (the “Receivables Financing Lenders”), PNC Bank, National Association (“PNC Bank”), as administrative agent, Evoqua Water Technologies LLC (“EWT LLC”), an indirect wholly-owned subsidiary of the Company, as initial servicer, and PNC Capital Markets LLC (“PNC Markets”), as structuring agent, pursuant to which the lenders have made available to Evoqua Finance a receivables finance facility (the “Securitization Facility”) in an amount up to $150,000 and (ii) a Sale and Contribution Agreement (the “Sale Agreement”) among Evoqua Finance, as purchaser, EWT LLC, as initial servicer and as an originator, and Neptune Benson, Inc., an indirectly wholly-owned subsidiary of the Company, as an originator (together with EWT LLC, the “Originators”). Under the Receivables Securitization Program, the Originators, pursuant to the Sale Agreement, are required to sell substantially all of their trade receivables and certain related rights to payment and obligations of the Originators with respect to such receivables (the “Receivables”) to Evoqua Finance, which, in turn, will obtain loans secured by the Receivables from the Receivables Financing Lenders pursuant to the Receivables Financing Agreement. On April 1, 2021, Evoqua Finance borrowed $142,200 under the Securitization Facility.
The Receivables Financing Lenders under the Receivables Securitization Program receive interest at LIBOR or LMIR as selected by Evoqua Finance. The Receivables Securitization Program matures on April 1, 2024. The Company incurred approximately $822 of fees related to the Receivables Securitization Program which were recorded as deferred financing fees on the Consolidated Balance Sheets.
Acquisition
On April 1, 2021, the Company acquired the assets of Water Consulting Specialists, Inc. (“WCSI”) for $12,025 cash paid at closing. WCSI is a leader in the design, manufacturing, and service of industrial high-purity water treatment systems. The acquisition strengthens the Company’s portfolio of high-purity water treatment systems and provides the opportunity to further expand its digitally enabled solutions and services in key industrial markets. WCSI is a part of the Integrated Solutions and Services segment.

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
Overview
We are a leading provider of mission-critical water and wastewater treatment solutions, offering a broad portfolio of products, services and expertise to support industrial, municipal and recreational customers who value water. With over 200,000 installations worldwide, we hold leading positions in the industrial, commercial and municipal water treatment markets. We are headquartered in Pittsburgh, Pennsylvania, with locations across ten countries. We have a comprehensive portfolio of differentiated, proprietary technologies offered under market‑leading and well‑established brands. Our core technologies are primarily focused on removing impurities from water, rather than neutralizing them through the addition of chemicals.
Our solutions are designed to provide our customers with the quantity and quality of water necessary to meet their unique specifications. We enable our customers to achieve lower costs through greater uptime, throughput and efficiency in their operations while supporting their regulatory compliance and environmental sustainability requirements. We deliver and maintain these mission critical solutions through our extensive North American service network, and we sell our products and technologies internationally through direct and indirect sales channels. We have worked to protect water, the environment and our employees for more than 100 years. As a result, we have earned a reputation for quality, safety and reliability around the world. Our employees are united by a common purpose: Transforming water. Enriching life.®
Our vision “to be the world’s first choice for water solutions” and our values of “integrity, customers, sustainable and performance” foster a culture that is focused on establishing a workforce that is enabled, empowered and accountable, creating a highly dynamic work environment.
We serve our customers through the following two segments:
•Integrated Solutions and Services segment, which provides application-specific solutions and full lifecycle services for critical water and wastewater applications across numerous end markets, including on‑demand water, outsourced water, recycle and reuse and emergency response service alternatives to improve operational reliability, performance and environmental compliance; and
•Applied Product Technologies segment, which provides a highly differentiated and scalable range of water and wastewater products and technologies that can be stand-alone or as components in integrated solutions to a diverse set of system specifiers, integrators, and end-users around the globe.
Our segments draw from the same reservoir of leading technologies, shared manufacturing infrastructure, common business processes and corporate philosophies. The key factors used to identify these reportable operating segments are the organization and alignment of our internal operations, the nature of the products and services and customer type. We expect to drive organic growth in our segments through market expansion, leveraging our existing customer base and recurring service model, innovation through new product technology development and a continuous focus on operational excellence. For a detailed discussion of our organic growth drivers, see our 2020 Annual Report.

Recent Developments, Key Factors and Trends Affecting Our Business and Financial Statements
Our 2020 Annual Report includes a discussion of various key factors and trends that we believe have affected or may affect our operating results. The following discussion highlights recent developments, as well as significant changes in these key factors and trends.
Impact of the COVID-19 pandemic. Our business has been considered essential under federal and local standards, and we have maintained business continuity at our critical service branches and manufacturing facilities to date. We have taken measures throughout the duration of the pandemic to protect our employees, including implementation of remote working practices where possible and enhanced safety procedures for employees on site at our facilities and our customers’ facilities, as well as to manage our supply chain to ensure that necessary personal protective equipment is available to our personnel. These measures have resulted in additional incremental costs and reductions in service productivity. We have also taken certain cost reduction actions, some of which are temporary in nature, such as reduction of marketing and travel activity as well as deferment of headcount additions, to offset increased costs and preserve liquidity. The impact of these additional incremental costs, reductions in service productivity and cost reduction actions on our financial results during the three and six months ended March 31, 2021 is discussed in more detail in the discussion of our results of operations below.
In addition to the items described above, to date, the pandemic has negatively impacted volume across our business, due primarily to site access restrictions, temporary site closures, and temporary delays in annual maintenance activities by customers in certain end markets, as further discussed below in the discussion of our results of operations. We have continued to focus on collecting outstanding customer account balances, and, to date, we have not experienced any deterioration in collections from our customers. We continue to evaluate the impact of the pandemic on our business and how the economic downturn resulting from the pandemic might affect our customers’ willingness to make capital expenditures and our ability to collect from our customers.
For more information regarding factors and events that may impact our business, results of operations and financial condition as a result of the COVID-19 pandemic, see “Risk Factors-Risks Related to the COVID-19 Pandemic” included in Item 1A. “Risk Factors” in the 2020 Annual Report.
Acquisitions and divestitures. On December 17, 2020, we acquired the industrial water business of Ultrapure & Industrial Services, LLC (“Ultrapure”) for $8.7 million cash paid at closing. Ultrapure, based out of Texas, provides customers across multiple end markets with a variety of water treatment products and services, including service deionization, reverse osmosis, UV and ozonation. Ultrapure will strengthen the Company’s service capabilities in the Houston and Dallas markets and is a part of the Integrated Solutions and Services segment. During the six months ended March 31, 2021, the Company incurred approximately $0.2 million in acquisition costs, which are included in General and administrative expense on the Unaudited Consolidated Statements of Operations.
In addition, on March 1, 2021, we completed the divestiture of the Lange containment system, geomembrane and geosynthetic liner product line (the “Lange Product Line”) for $0.9 million in cash at closing. The Lange Product Line was a part of the Integrated Solutions and Services segment. During the three months ended March 31, 2021, the Company recognized a loss of $0.2 million on the divestiture.
During the six months ended March 31, 2020, we completed the sale of the Memcor product line to DuPont de Nemours, Inc. The Company recognized a $49.0 million net pre-tax benefit on the sale of the Memcor product line, net of $8.3 million of discretionary compensation payments to employees in connection with the transaction and $1.0 million in transaction costs incurred in the six months ended March 31, 2020.
In addition, on October 1, 2019, we acquired a 60% investment position in San Diego-based Frontier Water Systems, LLC (“Frontier”) which included an agreement to purchase the remaining 40% interest in Frontier on or prior to March 30, 2024. This agreement gave holders of the remaining 40% interest in Frontier (the “Minority Owners”) the right to sell to Evoqua up to approximately 10% of the outstanding equity in Frontier at a predetermined price, which right was exercisable by the Minority Owners between January 1, 2021 and February 28, 2021 (the “Option”). During the three months ended March 31, 2021, the Minority Owners exercised their Option, and on April 8, 2021 we completed the purchase of an additional 8% of the outstanding equity in Frontier for approximately $1.5 million. This amount was reclassified from Other non‑current liabilities to Accrued expenses and other liabilities on the Consolidated Balance Sheets during the three months ended March 31, 2021. As a result, our ownership position in Frontier increased to 68%.

On April 1, 2021, subsequent to the end of the quarter, we acquired Water Consulting Specialists, Inc (“WCSI”) for $12.0 million cash paid at closing. WCSI is a leader in the design, manufacturing, and service of industrial high-purity water treatment systems. The acquisition strengthens the Company’s portfolio of high-purity water treatment systems and provides the opportunity to further expand its digitally enabled solutions and services in key industrial markets. WCSI is a part of the Integrated Solutions and Services segment.
We will continue to actively evaluate acquisition opportunities that are consistent with our business strategy. We maintain a robust pipeline of potential acquisition targets, developed by our management team as well as various outside industry experts and consultants.
Debt refinancing. On April 1, 2021, subsequent to the end of the quarter, we completed the refinancing of the term loan (the “First Lien Term Loan”) outstanding under our First Lien Credit Agreement dated January 15, 2014 (as modified, amended or supplemented from time to time, the “Credit Agreement”), among EWT Holdings III Corp. (“EWT III”), EWT Holdings II Corp. (“EWT II”), the lenders party thereto and Credit Suisse AG as administrative agent and collateral agent. On April 1, 2021, EWT III entered into a Credit Agreement (the “2021 Credit Agreement”) among EWT III, as borrower, EWT II, as parent guarantor, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and ING Capital, LLC, as sustainability coordinator, which provides for (i) a senior secured term loan facility relating to a term loan (the “2021 Term Loan”) in the amount of $475.0 million maturing on April 1, 2028 and (ii) a multi-currency senior secured revolving credit facility in an aggregate principal amount not to exceed the U.S. dollar equivalent of $350.0 million (the “2021 Revolving Credit Facility”) maturing on April 1, 2026.
On April 1, 2021, subsequent to the end of the quarter, Evoqua Finance LLC (“Evoqua Finance”) entered into an accounts receivable securitization program (the “Receivables Securitization Program”) consisting of, among other agreements, (i) a Receivables Financing Agreement (the “Receivables Financing Agreement”) among Evoqua Finance, as the borrower, the lenders from time to time party thereto (the “Receivables Financing Lenders”), PNC Bank, National Association (“PNC Bank”), as administrative agent, Evoqua Water Technologies LLC (“EWT LLC”), an indirect wholly-owned subsidiary of the Company, as initial servicer, and PNC Capital Markets LLC (“PNC Markets”), as structuring agent, pursuant to which the lenders have made available to Evoqua Finance a receivables finance facility (the “Securitization Facility”) in an amount up to $150.0 million maturing on April 1, 2024.
On April 1, 2021, we borrowed the full amount of $475.0 million under the 2021 Term Loan, $105.0 million under the 2021 Revolving Credit Facility and $142.2 million under the Securitization Facility. The net proceeds of these facilities, together with cash on hand, were used to repay all outstanding indebtedness under our previous Credit Agreement, in an aggregate principal amount of approximately $814.5 million. The reduction in the outstanding principal amount of our term loan of approximately $340.0 million was funded by draws on the 2021 Revolving Credit Facility, the Securitization Facility and $100.0 million of cash on hand. In addition to extending the maturities of our term loan and previous revolving credit facility, the refinancing reduced our weighted average cash borrowing cost and improved liquidity. See “Liquidity and Capital Resources” below for additional information.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our consolidated business are revenue, gross profit, gross margin, and net income (loss). Management utilizes these financial measures prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) when reviewing the Company’s performance and making financial, operational, and strategic decisions, and believes they are useful metrics for investors that help with performance comparability period over period. In addition, we consider certain non-GAAP financial measures such as adjusted EBITDA, as described more fully below. We evaluate our business segments’ operating results based on revenue, income from operations (“operating profit”) and adjusted EBITDA on a segment basis. We believe these financial measures are helpful in understanding and evaluating the segments’ core operating results and facilitates comparison of our performance on a consistent basis period over period.

Revenue
Our revenue is a function of sales volumes and selling prices. We report revenue by segment and by source which includes revenue from product sales (capital projects and aftermarket) and revenue from service. Revenue is used by management to evaluate the performance of our business. Inorganic revenue represents the impact from acquisitions and divestitures during the first 12 months following the closing of the acquisition or divestiture. Divestitures include sales of insignificant portions of our business that did not meet the criteria for classification as a discontinued operation. Organic revenue is defined as revenue excluding the impact of foreign currency translation and inorganic revenue. Management believes that reporting organic revenue provides useful information to investors by helping identify underlying growth trends in our core business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. We exclude the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions and divestitures because they can obscure underlying business trends and make comparisons of long-term performance difficult between the Company and its peers due to the varying nature, size and number of transactions from period to period. See “Non-GAAP Disclosures” in Item 2 of this Report for a reconciliation of organic revenue.

Gross profit and gross margin

Gross profit is determined by subtracting cost of product sales and cost of services from our product and services revenue. Gross margin measures gross profit as a percentage of our combined product and services revenue. Gross profit and gross margin provide a comparable metric to help investors evaluate the cost efficiency and ability of the Company to convert revenue to profit.

Net income (loss)

Net income (loss) is determined by subtracting operating expenses and interest expense from, and adding other operating income (expense), equity income (loss) from our partnership interest in Treated Water Outsourcing and income tax benefit (expense) to, gross profit. Net income (loss) is used by the Company to measure profitability as well as the overall heath of the business.

Adjusted EBITDA
Adjusted EBITDA, which is a non-GAAP financial measure, is one of the primary metrics used by management to evaluate the strength and financial performance of our core business. Adjusted EBITDA is defined as net income (loss) before interest expense, income tax benefit (expense) and depreciation and amortization, adjusted for the impact of certain other items, including restructuring and related business transformation costs, non-cash share-based compensation, transaction costs and other gains, losses and expenses that we believe do not directly reflect our underlying business operations. We present adjusted EBITDA because we believe it is frequently used by analysts, investors and other interested parties to evaluate and compare operating performance and value companies within our industry. Further, we believe it is helpful in highlighting trends in our operating results and provides greater clarity and comparability period over period to management and our investors regarding the operational impact of long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. In addition, adjusted EBITDA highlights true business performance by removing the impact of certain items that management believes do not directly reflect our underlying operations and provides investors with greater visibility into the ongoing organic drivers of our business performance.
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

In addition to the above, our chief operating decision maker uses adjusted EBITDA of each reportable operating segment to evaluate the operating performance of such segments. Adjusted EBITDA on a segment basis is defined as earnings before depreciation and amortization, adjusted for the impact of certain other items that have been reflected at the segment level. Adjusted EBITDA of the reportable operating segments do not include certain charges that are presented within corporate activities. These charges include certain restructuring and other business transformation charges that have been incurred to align and reposition the Company to the current reporting structure, acquisition related costs (including transaction costs and integration costs) and share-based compensation charges.
Adjusted EBITDA should not be considered a substitute for, or superior to, financial measures prepared in accordance with GAAP. The financial results prepared in accordance with GAAP and the reconciliations from these results should be carefully evaluated. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. In addition, in evaluating adjusted EBITDA, you should be aware that in the future, we may incur expenses similar to the adjustments in the presentation of adjusted EBITDA. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. In addition, adjusted EBITDA may not be comparable to similarly titled measures used by other companies in our industry or across different industries.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended March 31,					Six Months Ended March 31,
	2021		2020			2021		2020
(In millions, except per share amounts)		% of Revenue		% of Revenue	% Variance		% of Revenue		% of Revenue	% Variance
Revenue from product sales and services	$346.6	100.0%	$351.7	100.0%	(1.5)%	$668.8	100.0%	$697.8	100.0%	(4.2)%
Gross profit	$105.9	30.6%	$111.2	31.6%	(4.8)%	$201.3	30.1%	$216.9	31.1%	(7.2)%
Total operating expenses	$(90.1)	(26.0)%	$(99.3)	(28.2)%	(9.3)%	$(169.5)	(25.3)%	$(186.8)	(26.8)%	(9.3)%
Other operating income, net	$0.4	0.1%	$9.3	2.6%	(95.7)%	$0.6	0.1%	$60.7	8.7%	(99.0)%
Interest expense	$(8.4)	(2.4)%	$(13.3)	(3.8)%	(36.8)%	$(17.1)	(2.6)%	$(26.8)	(3.8)%	(36.2)%
Income before income taxes	$7.8	2.3%	$7.9	2.2%	(1.3)%	$15.3	2.3%	$64.0	9.2%	(76.1)%
Income tax (expense) benefit	$(2.7)	(0.8)%	$0.0	—%	**	$(3.7)	(0.6)%	$(2.6)	(0.4)%	42.3%
Net income	$5.1	1.5%	$7.9	2.2%	(35.4)%	$11.6	1.7%	$61.4	8.8%	(81.1)%
Net income attributable to non‑controlling interest	$0.1	—%	$0.1	—%	—%	$0.1	—%	$0.4	0.1%	(75.0)%
Net income attributable to Evoqua Water Technologies Corp.	$5.0	1.4%	$7.8	2.2%	(35.9)%	$11.5	1.7%	$61.0	8.7%	(81.1)%

Weighted average shares outstanding
Basic	118.9		116.5			118.9		116.5
Diluted	121.9		120.9			122.3		121.4
Earnings per share
Basic	$0.04		$0.07			$0.10		$0.52
Diluted	$0.04		$0.06			$0.09		$0.50

Other financial data:
Adjusted EBITDA(1)	$58.0	16.7%	$56.7	16.1%	2.3%	$102.8	15.4%	$100.3	14.4%	2.5%

(1)Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation to net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in Item 2 of this Report.
**    Percentage variance is not meaningful.
Consolidated Results for the Three Months Ended March 31, 2021 and 2020
Revenue-Revenue decreased $5.1 million, or 1.5%, to $346.6 million in the three months ended March 31, 2021, from $351.7 million in the three months ended March 31, 2020, driven by a decline in organic revenue of 3.5%, partially offset by favorable foreign currency of 1.5% and an increase in inorganic revenue of 0.6%.

The following table provides the change in revenue from product sales and revenue from services, respectively:

	Three Months Ended March 31,
	2021		2020		% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales	$202.5	58.4%	$206.0	58.6%	(1.7)%
Revenue from services	144.1	41.6%	145.7	41.4%	(1.1)%
	$346.6	100.0%	$351.7	100.0%	(1.5)%
Revenue from product sales decreased $3.5 million, or 1.7%, to $202.5 million in the three months ended March 31, 2021, from $206.0 million in the three months ended March 31, 2020. The decrease was driven by lower aftermarket revenue of $4.6 million, mainly related to temporary customer site closures and delays due to the COVID-19 pandemic in the current period, principally in the Americas and EMEA regions. This decline was partially offset by a net increase in capital revenue of $1.1 million in the current period as volume in the Asia Pacific region for the Applied Product Technologies segment was partly offset by a decline across both segments in the Americas and EMEA regions, primarily in the microelectronics end market.
Revenue from services decreased $1.6 million, or 1.1%, to $144.1 million in the three months ended March 31, 2021, from $145.7 million in the three months ended March 31, 2020. This decrease was primarily related to temporary customer site closures and access due to the COVID-19 pandemic in the current period for the power end market in North America and aquatics end market in Europe.
Cost of sales and gross margin-Total gross margin decreased to 30.6% in the three months ended March 31, 2021, from 31.6% in the three months ended March 31, 2020.
The following table provides the change in cost of product sales and cost of services, respectively, along with related gross margins:

	Three Months Ended March 31,
	2021		2020
(In millions)		Gross Margin		Gross Margin
Cost of product sales	$(144.5)	28.6%	$(144.2)	30.0%
Cost of services	(96.2)	33.2%	(96.3)	33.9%
	$(240.7)	30.6%	$(240.5)	31.6%
Gross margin from product sales decreased by 140 basis points (“bps”) to 28.6% in the three months ended March 31, 2021, from 30.0% in the three months ended March 31, 2020. The decrease in gross margin was primarily driven by lower volume and product mix, both of which were influenced by delays and closures related to the COVID-19 pandemic, coupled with timing of large projects, which was partially offset by positive price realization.
Gross margin from services decreased by 70 bps to 33.2% in the three months ended March 31, 2021, from 33.9% in the three months ended March 31, 2020. This decrease is mainly driven by lower volume, as well as decreased labor productivity due to factors related to the COVID-19 pandemic.
Operating expenses-Operating expenses decreased $9.2 million, or 9.3%, to $90.1 million in the three months ended March 31, 2021, from $99.3 million in the three months ended March 31, 2020. Operating expenses are comprised of the following:

	Three Months Ended March 31,
	2021		2020
(In millions)		% of Revenue		% of Revenue	% Variance
General and administrative expense	$(52.9)	(15.3)%	$(62.1)	(17.7)%	(14.8)%
Sales and marketing expense	(33.8)	(9.8)%	(34.0)	(9.7)%	(0.6)%
Research and development expense	(3.4)	(1.0)%	(3.2)	(0.9)%	6.3%
Total operating expenses	$(90.1)	(26.0)%	$(99.3)	(28.2)%	(9.3)%
The decrease period over period in operating expenses was mainly due to lower foreign currency translation losses of approximately $4.9 million, most of which is related to intercompany loans. In addition, efforts taken by the Company to reduce spending across various areas in response to uncertainties related to the COVID-19 pandemic contributed to the decrease, including reduced travel, employee related costs, and consulting expenses. Finally, a write off of accounts receivable that occurred in the prior year did not reoccur in the current year.
Other operating income, net-Other operating income, net decreased $8.9 million to $0.4 million in the three months ended March 31, 2021, from $9.3 million in the three months ended March 31, 2020. The decrease in other operating income, net was primarily driven by $9.0 million received in the prior year period related to the net working capital settlement on the sale of the Memcor product line.
Interest expense-Interest expense decreased $4.9 million, or 36.8%, to $8.4 million in the three months ended March 31, 2021, from $13.3 million in the three months ended March 31, 2020. The decrease in interest expense was primarily driven by a reduction in the interest rate spread and LIBOR year over year. In addition, the prior year period included a write-off of deferred financing fees related to a $100.0 million debt prepayment in January 2020 with proceeds from the sale of the Memcor product line.
Income tax (expense) benefit-Income tax expense increased to $2.7 million in the current year period as compared to an income tax benefit of $7 thousand in the comparable prior year period. The increase in tax expense was principally due to the Memcor disposal in the prior year, which created a low PAETR and tax expense for the three months ended March 31, 2020. Additionally, tax expense increased due to recognition of discrete items in the current period related to an adjustment for prepaid income taxes and an uncertain tax position in connection with a tax audit in a foreign jurisdiction. The current period impact of these discrete items were partially offset by maintaining a U.S. valuation allowance against U.S. deferred tax assets.
Net income-Net income decreased $2.8 million, or 35.4%, to $5.1 million in the three months ended March 31, 2021, from $7.9 million in the three months ended March 31, 2020, as a result of the variances noted above.
Adjusted EBITDA-Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA for the three months ended March 31, 2021 increased by $1.3 million, or 2.3%, to $58.0 million, as compared to $56.7 million for the three months ended March 31, 2020, primarily driven by operational efficiencies and cost savings in the current period. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.

Segment Results

	Three Months Ended March 31,
	2021		2020		% Variance
(In millions)		% of Revenue		% of Revenue
Revenue
Integrated Solutions and Services	$224.2	64.7%	$237.9	67.6%	(5.8)%
Applied Product Technologies	122.4	35.3%	113.8	32.4%	7.6%
Total Consolidated	$346.6	100.0%	$351.7	100.0%	(1.5)%
Operating profit (loss)
Integrated Solutions and Services	$30.8	8.9%	$36.7	10.4%	(16.1)%
Applied Product Technologies	18.1	5.2%	23.8	6.8%	(23.9)%
Corporate	(32.7)	(9.4)%	(39.3)	(11.2)%	(16.8)%
Total Consolidated	$16.2	4.7%	$21.2	6.0%	(23.6)%
Adjusted EBITDA (1)
Integrated Solutions and Services	$49.3	14.2%	$54.1	15.4%	(8.9)%
Applied Product Technologies	25.3	7.3%	21.7	6.2%	16.6%
Corporate	(16.6)	(4.8)%	(19.1)	(5.4)%	(13.1)%
Total Consolidated	$58.0	16.7%	$56.7	16.1%	2.3%

(1)Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation to segment operating profit (loss), its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in Item 2 of this Report.
Integrated Solutions and Services
Revenue in the Integrated Solutions and Services segment decreased $13.7 million, or 5.8%, to $224.2 million in the three months ended March 31, 2021, from $237.9 million in the three months ended March 31, 2020. This decrease was driven by a net decline in capital revenue of $14.0 million, primarily related to the timing of completion of projects in the microelectronics end market, which was partially offset by new projects across a variety of end markets. Changes in service and aftermarket revenue, enhanced by contributions from acquisitions, provided partial offset to the capital revenue decline.
Operating profit in the Integrated Solutions and Services segment decreased $5.9 million, or 16.1%, to $30.8 million in the three months ended March 31, 2021, from $36.7 million in the three months ended March 31, 2020.
Operating profit was unfavorably impacted by lower revenue volume and less favorable mix driven primarily by reductions and delays in capital spending by customers and lower productivity related to enhanced safety protocols as a result of the COVID-19 pandemic, as well as increased operating costs based on changes in allocation methodologies for corporate expenses. These declines were partially offset by favorable price realization in the current period. Further operating profit decrease was attributable to restructuring activity in the current period, as well as an increase in employee-related expenses. Positive drivers to profitability were reduced travel and discretionary spending. There was in immaterial change in the impact of depreciation and amortization from the prior period.
Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA in the Integrated Solutions and Services segment decreased $4.8 million, or 8.9%, to $49.3 million in the three months ended March 31, 2021, compared to $54.1 million in the three months ended March 31, 2020. The decline was driven by the same factors that impacted operating profit, other than the change in depreciation and amortization, and also excludes restructuring and other non-recurring activity recognized in the period. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.
Applied Product Technologies
Revenue in the Applied Product Technologies segment increased $8.6 million, or 7.6%, to $122.4 million in the three months ended March 31, 2021, from $113.8 million in the three months ended March 31, 2020. The increase was primarily related to an increase in organic revenue of $3.9 million, driven by growth of $10.0 million in the Asia Pacific region across multiple product lines. This increase was partially offset by declines across multiple product lines in both the Americas and EMEA regions of $5.0 million and $1.1 million, respectively, due to continued customer site access challenges and delays. The segment experienced a favorable foreign currency translation impact of $4.7 million.
Operating profit in the Applied Product Technologies segment decreased $5.7 million, or 23.9%, to $18.1 million in the three months ended March 31, 2021, from $23.8 million in the three months ended March 31, 2020.
The decline in operating profit was primarily related to additional funds received in the prior period as a result of the net working capital settlement on sale of the Memcor product line. In addition, an increase in employee related expenses in the current period and changes in other non-recurring activity as compared to the prior year period contributed to the decline. These items were partially offset by favorable product mix and price which offset inflation, as well as improvement in operational efficiencies and cost containment measures. Operating profit also benefited from favorable foreign currency translation.
Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA in the Applied Product Technologies segment increased $3.6 million, or 16.6%, to $25.3 million in the three months ended March 31, 2021, compared to $21.7 million in the three months ended March 31, 2020. The increase was driven by the same factors that impacted operating profit, other than the change in depreciation and amortization, and also excludes restructuring and other non-

recurring activity, including the $9.0 million gain recognized in the prior year related to the divestiture of the Memcor product line. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.
Corporate
Operating loss in Corporate decreased $6.6 million, or 16.8%, to $32.7 million in the three months ended March 31, 2021, from $39.3 million in the three months ended March 31, 2020. The decrease period over period was mainly due to lower foreign currency translation losses of approximately $4.9 million, most of which is related to intercompany loans. In addition, Corporate expenses declined due to efforts taken by the Company to reduce spending across various areas in response to uncertainties related to the COVID-19 pandemic, including reduced travel, employee related costs, and consulting expenses.
Consolidated Results for the Six Months Ended March 31, 2021 and 2020
Revenue-Revenue decreased $29.0 million, or 4.2%, to $668.8 million in the six months ended March 31, 2021, from $697.8 million in the six months ended March 31, 2020 driven by a decline in organic and inorganic revenue of 3.5% and 1.7%, respectively, partially offset by favorable foreign currency of 1.1%.
The following table provides the change in revenue from product sales and revenue from services, respectively:

	Six Months Ended March 31,
	2021		2020		% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales	$382.5	57.2%	$402.6	57.7%	(5.0)%
Revenue from services	286.3	42.8%	295.2	42.3%	(3.0)%
	$668.8	100.0%	$697.8	100.0%	(4.2)%
Revenue from product sales decreased $20.1 million, or 5.0%, to $382.5 million in the six months ended March 31, 2021, from $402.6 million in the six months ended March 31, 2020. The decrease was related to a decline in aftermarket revenue of $19.1 million, of which $7.0 million was driven by the divestiture of the Memcor product line that occurred in the prior period. The remainder of the decrease was primarily due to temporary customer site closures and delays due to the COVID-19 pandemic in the current period. In addition to the decrease in aftermarket revenue, capital revenue declined by $0.9 million in the current period. This decline was also related to the divestiture of the Memcor product line, which represented capital revenue of $6.9 million in the prior period, as well as a net decline across multiple end markets in the Americas and EMEA regions, driven primarily by the timing of completion of projects in the microelectronics end market. This was partially offset by an increase in revenue for the Applied Product Technologies segment in the Asia Pacific region.
Revenue from services decreased $8.9 million, or 3.0%, to $286.3 million in the six months ended March 31, 2021, from $295.2 million in the six months ended March 31, 2020. This decrease was primarily driven by temporary delays in annual maintenance in the oil and gas refining end market, the timing of completion of certain large projects in the prior year and shutdowns and delays due to the COVID-19 pandemic. Price realization related to established service contracts as well as service growth in the healthcare and pharmaceuticals end markets partially offset these declines.
Cost of sales and gross margin-Total gross margin decreased to 30.1% in the six months ended March 31, 2021, from 31.1% in the six months ended March 31, 2020.

The following table provides the change in cost of product sales and cost of services, respectively, along with related gross margins:

	Six Months Ended March 31,
	2021		2020
(In millions)		Gross Margin		Gross Margin
Cost of product sales	$(275.6)	27.9%	$(284.7)	29.3%
Cost of services	(191.9)	33.0%	(196.2)	33.5%
	$(467.5)	30.1%	$(480.9)	31.1%
Gross margin from product sales decreased by 140 bps to 27.9% in the six months ended March 31, 2021, from 29.3% in the six months ended March 31, 2020. The decrease in gross margin was primarily driven by lower volume and product mix, both of which were influenced by delays and closures related to the COVID-19 pandemic, coupled with timing of large projects, which was partially offset by positive price realization.
Gross margin from services decreased by 50 bps to 33.0% in the six months ended March 31, 2021, from 33.5% in the six months ended March 31, 2020. This decrease is mainly driven by lower volume, as well as decreased labor productivity due to the COVID-19 pandemic.
Operating expenses-Operating expenses decreased $17.3 million, or 9.3%, to $169.5 million in the six months ended March 31, 2021, from $186.8 million in the six months ended March 31, 2020. Operating expenses are comprised of the following:

	Six Months Ended March 31,
	2021		2020
(In millions)		% of Revenue		% of Revenue	% Variance
General and administrative expense	$(95.2)	(14.2)%	$(107.9)	(15.5)%	(11.8)%
Sales and marketing expense	(67.8)	(10.1)%	(72.0)	(10.3)%	(5.8)%
Research and development expense	(6.5)	(1.0)%	(6.9)	(1.0)%	(5.8)%
Total operating expenses	$(169.5)	(25.3)%	$(186.8)	(26.8)%	(9.3)%
The decrease period over period in operating expenses was mainly due to foreign currency translation gains of approximately $3.9 million in the six months ended March 31, 2021 compared to foreign currency translation losses of approximately $1.5 million in the prior year period, most of which is related to intercompany loans. Additional factors contributing to the decrease include lower sales and marketing expense and efforts taken by the Company to reduce spending across various areas in response to uncertainties related to the COVID-19 pandemic, such as reduced travel and employee related costs. Finally, a write off of accounts receivable that occurred in the prior year did not reoccur in the current year. The above decreases were partially offset by a benefit in the prior year related to changes in the estimates of certain acquisitions achieving their earn-out targets.
Other operating income, net-Other operating income, net decreased $60.1 million to $0.6 million in the six months ended March 31, 2021, from $60.7 million in the six months ended March 31, 2020. The decrease is mainly due to the net pre-tax benefit on sale of the Memcor product line of $58.0 million, which is net of $8.3 million of discretionary compensation payments to employees in connection with the transaction and $1.0 million in transaction costs incurred in the first quarter of 2020.
Interest expense-Interest expense decreased $9.7 million, or 36.2%, to $17.1 million in the six months ended March 31, 2021, from $26.8 million in the six months ended March 31, 2020. The decrease in interest expense was primarily driven by a reduction in the interest rate spread and LIBOR year over year, in addition to a $100.0 million debt prepayment that occurred in January 2020 that resulted in a write-off of deferred financing fees.
Income tax (expense) benefit-Income tax expense increased $1.1 million to $3.7 million in the six months ended March 31, 2021, from $2.6 million in the six months ended March 31, 2020. Tax expense increased due to recognition of discrete items in the current period related to an adjustment for prepaid income taxes and an uncertain tax position in connection with a tax audit in a foreign jurisdiction. The current period impact of these discrete items were partially offset by maintaining a U.S. valuation allowance against U.S. deferred tax assets.
Net income-Net income decreased $49.8 million, or 81.1%, to $11.6 million in the six months ended March 31, 2021, from $61.4 million in the six months ended March 31, 2020, as a result of the variances noted above.
Adjusted EBITDA-Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA for the six months ended March 31, 2021 increased by $2.5 million, or 2.5%, to $102.8 million, as compared to $100.3 million for the six months ended March 31, 2020, primarily driven by operational efficiencies and cost savings, offset by the changes as compared to the prior year period in non-recurring expenses and benefits. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.
Segment Results

	Six Months Ended March 31,
	2021		2020		% Variance
(In millions)		% of Revenue		% of Revenue
Revenue
Integrated Solutions and Services	$438.9	65.6%	$466.0	66.8%	(5.8)%
Applied Product Technologies	229.9	34.4%	231.8	33.2%	(0.8)%
Total Consolidated	668.8	100.0%	697.8	100.0%	(4.2)%
Operating profit (loss)
Integrated Solutions and Services	57.1	8.5%	69.8	10.0%	(18.2)%
Applied Product Technologies	31.5	4.7%	86.9	12.5%	(63.8)%
Corporate	(56.2)	(8.4)%	(65.9)	(9.4)%	(14.7)%
Total Consolidated	32.4	4.8%	90.8	13.0%	(64.3)%
Adjusted EBITDA (1)
Integrated Solutions and Services	92.5	13.8%	102.9	14.7%	(10.1)%
Applied Product Technologies	44.2	6.6%	37.5	5.4%	17.9%
Corporate	(33.9)	(5.1)%	(40.1)	(5.7)%	(15.5)%
Total Consolidated	102.8	15.4%	100.3	14.4%	2.5%

(1)Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation to segment operating profit (loss), its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in Item 2 of this Report.
Integrated Solutions and Services
Revenue in the Integrated Solutions and Services segment decreased $27.1 million, or 5.8%, to $438.9 million in the six months ended March 31, 2021, from $466.0 million in the six months ended March 31, 2020 primarily due to a decline in capital revenue of $18.0 million, primarily related to the timing of completion of certain projects in the microelectronics end market, which was partially offset by new projects across a variety of end markets. Service revenue also declined $7.3 million, primarily related to temporary customer delays in annual maintenance in the oil and gas refining end market, the timing of completion of certain large projects in the prior year and shutdowns and delays due to the COVID-19 pandemic. These items were partially offset by favorable price realization related to established service contracts and service growth in the healthcare and pharmaceuticals end markets. The remaining decline was due to reduced aftermarket revenue of $1.9 million.

Operating profit in the Integrated Solutions and Services segment decreased $12.7 million, or 18.2%, to $57.1 million in the six months ended March 31, 2021, from $69.8 million in the six months ended March 31, 2020.
Operating profit was unfavorably impacted by revenue volume and mix, lower productivity due to customer shutdowns, enhanced safety protocols as a result of the COVID-19 pandemic, and increased operating costs based on changes in allocation methodologies for corporate expenses. These declines were partially offset by favorable price realization in the current period. Further operating profit decline in the current year period was attributable to higher restructuring costs and increased depreciation and amortization expense. Positive drivers to profitability were decreased travel and discretionary spending.
Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA in the Integrated Solutions and Services segment decreased $10.4 million, or 10.1%, to $92.5 million in the six months ended March 31, 2021, compared to $102.9 million in the six months ended March 31, 2020. The decline was driven by the same factors that impacted operating profit, other than the change in depreciation and amortization, and also excludes other non-recurring activity. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.
Applied Product Technologies
Revenue in the Applied Product Technologies segment decreased $1.9 million, or 0.8%, to $229.9 million in the six months ended March 31, 2021, from $231.8 million in the six months ended March 31, 2020. The divestiture of the Memcor product line reduced revenue by $14.4 million as compared to the prior year period. This decrease was partially offset by an increase in organic revenue of $5.6 million, driven by $12.6 million growth in the Asia Pacific region across multiple product lines, as demand improved in the region from economic closures that occurred in the prior year due to the COVID-19 pandemic. Growth in the Asia Pacific region was partially offset by declines across multiple product lines in both the Americas and EMEA regions of $2.2 million and $4.8 million, respectively, due to continued customer site access challenges and delays. The segment also experienced a favorable foreign currency translation impact of $6.9 million.

Operating profit in the Applied Product Technologies segment decreased $55.4 million, or 63.8%, to $31.5 million in the six months ended March 31, 2021, from $86.9 million in the six months ended March 31, 2020.
The decline in operating profit was primarily related to the inclusion in the prior year period of the net pre-tax benefit on sale of the Memcor product line of $58.0 million, which was net of $8.3 million of discretionary compensation payments to employees in connection with the transaction and $1.0 million in transaction costs incurred. Operating profit was also impacted by the reduction in revenue volume as a result of the sale of the Memcor product line, as well as employee related expenses. Further net operating profit decline was attributable to higher restructuring charges and changes in other non-recurring activity as compared to the prior year period. Partially offsetting these items was favorable organic revenue volume and product mix and price which offset inflation, as well as improvement in operational efficiencies and cost containment measures. Operating profit also benefited from favorable foreign currency translation.
Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA in the Applied Product Technologies segment increased $6.7 million, or 17.9%, to $44.2 million in the six months ended March 31, 2021, compared to $37.5 million in the six months ended March 31, 2020. The increase was driven by the same factors that impacted operating profit, other than the change in depreciation and amortization, and also excludes other non-recurring activity, including the $58.0 million gain recognized in the prior year related to the divestiture of the Memcor product line. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.
Corporate
Operating loss in Corporate decreased $9.7 million, or 14.7%, to $56.2 million in the six months ended March 31, 2021, from $65.9 million in the six months ended March 31, 2020. The decrease period over period was primarily due to foreign currency translation gains of approximately $3.9 million in the six months ended March 31, 2021 compared to foreign currency translation losses of approximately $1.5 million in the prior year period, most of which is related to intercompany loans. In addition, Corporate expenses declined due to efforts taken by the Company to reduce spending across various areas in response to uncertainties related to the COVID-19 pandemic, including reduced travel, employee related costs, and consulting expenses.

Non-GAAP Reconciliations
The following is a reconciliation of total revenue to organic revenue for the three months ended March 31, 2021:

	Total Revenue			Foreign Currency			Inorganic Revenue(1)			Organic Revenue
	Three Months Ended March 31,		% Variance	Three Months Ended March 31,		% Variance	Three Months Ended March 31,		% Variance	Three Months Ended March 31,		% Variance
(In millions)	2020	2021		2020	2021		2020	2021		2020	2021
Evoqua Water Technologies	$351.7	$346.6	(1.5)%	n/a	$5.2	1.5%	$0.1	$2.1	0.6%	$351.6	$339.3	(3.5)%
Integrated Solutions & Services	$237.9	$224.2	(5.8)%	n/a	$0.5	0.2%	$0.1	$2.1	0.8%	$237.8	$221.6	(6.8)%
Applied Product Technologies	$113.8	$122.4	7.6%	n/a	$4.7	4.1%	$—	$—	—%	$113.8	$117.7	3.5%

(1)Includes divestiture of the Lange Product Line on March 1, 2021, acquisition of Aquapure Technologies on September 3, 2020 and acquisition of Ultrapure & Industrial Services on December 17, 2020.

The following is a reconciliation of total revenue to organic revenue for the six months ended March 31, 2021:

	Total Revenue			Foreign Currency			Inorganic Revenue(1)			Organic Revenue
	Six Months Ended March 31,		% Variance	Six Months Ended March 31,		% Variance	Six Months Ended March 31,		% Variance	Six Months Ended March 31,		% Variance
(In millions)	2020	2021		2020	2021		2020	2021		2020	2021
Evoqua Water Technologies	$697.8	$668.8	(4.2)%	n/a	$7.4	1.1%	$14.5	$2.5	(1.7)%	$683.3	$658.9	(3.5)%
Integrated Solutions & Services	$466.0	$438.9	(5.8)%	n/a	$0.5	0.1%	$0.1	$2.5	0.5%	$465.9	$435.9	(6.4)%
Applied Product Technologies	$231.8	$229.9	(0.8)%	n/a	$6.9	3.0%	$14.4	$—	(6.2)%	$217.4	$223.0	2.4%

(1)Includes divestiture of the Memcor product line on December 31, 2019, divestiture of the Lange Product Line on March 1, 2021, acquisition of Aquapure Technologies on September 3, 2020 and acquisition of Ultrapure & Industrial Services on December 17, 2020.
The following is a reconciliation of our Net income to adjusted EBITDA. Amounts excluded relate to items that management believes do not reflect the underlying, ongoing operational performance of the business as a result of their nature or size and/or are non-recurring and would not be expected to occur as part of our normal business on a regular basis:

	Three Months Ended March 31,			Six Months Ended March 31,
(In millions)	2021	2020	% Variance	2021	2020	% Variance
Net income	$5.1	$7.9	(35.4)%	$11.6	$61.4	(81.1)%
Income tax expense	2.7	—	**	3.7	2.6	42.3%
Interest expense	8.4	13.3	(36.8)%	17.1	26.8	(36.2)%
Operating profit	$16.2	$21.2	(23.6)%	$32.4	$90.8	(64.3)%
Depreciation and amortization	27.1	27.3	(0.7)%	54.6	52.5	4.0%
EBITDA	$43.3	$48.5	(10.7)%	$87.0	$143.3	(39.3)%
Restructuring and related business transformation costs (a)	5.4	6.2	(12.9)%	7.2	7.9	(8.9)%
Share-based compensation (b)	3.2	2.3	39.1%	6.3	6.0	5.0%
Transaction costs (c)	0.7	0.5	40.0%	1.3	0.7	85.7%
Other losses (gains) and expenses (d)	5.4	(0.8)	(775.0)%	1.0	(57.6)	(101.7)%
Adjusted EBITDA	$58.0	$56.7	2.3%	$102.8	$100.3	2.5%
**    Percentage variance is not meaningful.
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
(i)Certain costs and expenses in connection with various restructuring initiatives, including severance and other employee-related costs, relocation and facility consolidation costs and third-party consultant costs to assist with these initiatives. This includes:
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

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2021	2020	2021	2020
Post Memcor divestiture restructuring	$3.0	$3.7	$3.9	$3.7
Cost of product sales and services (“Cost of sales”)	2.3	2.9	3.1	2.9
Sales and marketing expense (“S&M expense”)	—	0.1	0.2	0.1
General and administrative expense (“G&A expense”)	0.3	0.7	0.3	0.7
Other operating (income) expense	0.4	—	0.3	—
Two-segment restructuring	$0.4	$0.3	$0.6	$1.3
Cost of sales	0.2	0.3	0.2	0.6
G&A expense	0.2	0.4	0.4	0.7
Other operating (income) expense	—	(0.4)	—	—
Various other initiatives	$1.5	$0.3	$1.5	$0.5
Cost of sales	0.5	0.3	0.5	0.4
S&M expense	0.1	—	0.1	—
G&A expense	0.4	—	0.4	0.1
Other operating (income) expense	0.5	—	0.5	—
Total(1)	$4.9	$4.3	$6.0	$5.5
(1)of which $5.5 million and $5.6 million for the six months ended March 31, 2021 and 2020, respectively, is reflected in restructuring charges in Note 14, “Restructuring and Related Charges,” in Part I, Item 1 of this Report.
(ii)Legal settlement costs and intellectual property related fees including fees and settlement costs associated with legacy matters, related to product warranty litigation on MEMCOR® products and certain discontinued products. This includes:

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2021	2020	2021	2020
Cost of sales	$0.2	$0.1	$0.2	$0.2
G&A expense	0.1	0.2	0.2	0.2
Total	$0.3	$0.3	$0.4	$0.4
(iii)Expenses associated with our information technology and functional infrastructure transformation, including activities to optimize information technology systems and functional infrastructure processes. This includes:

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2021	2020	2021	2020
Cost of sales	$0.1	$—	$0.1	$0.1
G&A expense	(0.1)	0.4	0.1	0.7
Total	$—	$0.4	$0.2	$0.8
(iv)Costs associated with the secondary public offering of common stock held by certain shareholders of the Company, as well as costs incurred by us in connection with establishment of our public company compliance structure and processes, including consultant costs. This includes:

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2021	2020	2021	2020
G&A expense	$0.2	$1.2	$0.6	$1.2
Total	$0.2	$1.2	$0.6	$1.2
(b)Share-based compensation
Adjusted EBITDA is calculated prior to considering non‑cash share‑based compensation expenses related to equity awards. See Note 17, “Share-Based Compensation,” in Part I, Item 1 of this Report for further detail.
(c)Transaction related costs
Adjusted EBITDA is calculated prior to considering transaction, integration and restructuring costs associated with business combinations because these costs are unique to each transaction and represent costs that were incurred as a result of the transaction decision. Integration and restructuring costs associated with a business combination may occur over several years and include, but are not limited to, consulting fees, legal fees, certain employee-related costs, facility consolidation and product rationalization costs and fair value changes associated with contingent consideration. This includes:

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2021	2020	2021	2020
Cost of sales	$0.1	$(0.3)	$0.2	$(0.2)
G&A expense	0.6	0.5	1.1	0.9
Other operating (income) expense	—	0.3	—	—
Total	$0.7	$0.5	$1.3	$0.7
(d)Other losses, (gains) and expenses
Adjusted EBITDA is calculated prior to considering certain other significant losses, (gains) and expenses. For the periods presented such events include the following:
(i)impact of foreign exchange gains and losses;
(ii)foreign exchange impact related to headquarter allocations;
(iii)net expense reduction related to the remediation of manufacturing defects caused by a third-party vendor for which partial restitution was received;
(iv)charges incurred by the Company related to product rationalization in its electro-chlorination business;
(v)amounts related to the prior year sale of the Memcor product line;
(vi)expenses incurred by the Company as a result of the COVID-19 pandemic, including additional charges for personal protective equipment, increased costs for facility sanitization and one-time payments to certain employees;
(vii)legal fees incurred in excess of amounts covered by the Company’s insurance related to the Securities Litigation and SEC investigation; and
(viii)loss on divestiture of the Lange Product Line.
Other losses, (gains) and expenses include the following for the periods presented below:

Three Months Ended March 31, 2021
	Other Adjustments
(In millions)	(i)	(ii)	(iii)	(iv)	(v)	(vi)	(vii)	(viii)	Total
Cost of sales	$—	$—	$—	$0.7	$—	$0.1	$—	$—	$0.8
G&A expense	2.9	—	—	—	—	0.1	1.4	—	4.4
Other operating (income) expense	—	—	—	—	—	—	—	0.2	0.2
Total	$2.9	$—	$—	$0.7	$—	$0.2	$1.4	$0.2	$5.4

Three Months Ended March 31, 2020
	Other Adjustments
(In millions)	(i)	(ii)	(iii)	(iv)	(v)	(vi)	(vii)	(viii)	Total
Cost of sales	$0.3	$—	$(0.1)	$0.2	$0.1	$—	$—	$—	$0.5
G&A expense	7.8	—	—	—	(0.8)	—	—	—	7.0
Other operating (income) expense	—	—	—	—	(8.3)	—	—	—	(8.3)
Total	$8.1	$—	$(0.1)	$0.2	$(9.0)	$—	$—	$—	$(0.8)

Six Months Ended March 31, 2021
	Other Adjustments
(In millions)	(i)	(ii)	(iii)	(iv)	(v)	(vi)	(vii)	(viii)	Total
Cost of sales	$—	$—	$—	$0.9	$0.2	$0.1	$—	$—	$1.2
G&A expense	(3.9)	—	—	—	—	0.2	3.3	—	(0.4)
Other operating (income) expense	—	—	—	—	—	—	—	0.2	0.2
Total	$(3.9)	$—	$—	$0.9	$0.2	$0.3	$3.3	$0.2	$1.0

Six Months Ended March 31, 2020
	Other Adjustments
(In millions)	(i)	(ii)	(iii)	(iv)	(v)	(vi)	(vii)	(viii)	Total
Cost of sales	$(0.1)	$—	$0.1	$0.3	$0.2	$—	$—	$—	$0.5
G&A expense	1.6	0.1	—	—	0.1	—	—	—	1.8
Other operating (income) expense	—	—	(1.6)	—	(58.3)	—	—	—	(59.9)
Total	$1.5	$0.1	$(1.5)	$0.3	$(58.0)	$—	$—	$—	$(57.6)
The following is a reconciliation of our segment adjusted EBITDA to operating profit, its most directly comparable financial measure presented in accordance with GAAP:

	Three Months Ended March 31,				Six Months Ended March 31,
	2021		2020		2021		2020
(In millions)	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies
Operating profit	$30.8	$18.1	$36.7	$23.8	$57.1	$31.5	$69.8	$86.9
Depreciation and amortization	17.2	3.6	17.3	3.5	34.1	7.1	33.0	7.1
EBITDA	$48.0	$21.7	$54.0	$27.3	$91.2	$38.6	$102.8	$94.0
Restructuring and related business transformation costs (a)	1.1	2.9	0.1	3.3	1.1	4.5	0.1	4.0
Transaction costs (b)	—	—	—	—	—	—	—	(1.3)
Other losses (gains) and expenses (c)	0.2	0.7	—	(8.9)	0.2	1.1	—	(59.2)
Adjusted EBITDA	$49.3	$25.3	$54.1	$21.7	$92.5	$44.2	$102.9	$37.5
(a)Represents costs and expenses in connection with restructuring initiatives distinct to our Applied Product Technologies segment in the three and six months ended March 31, 2021 and 2020, respectively. Such expenses are primarily composed of severance, relocation and facility consolidation costs.
(b)Represents costs associated with a change in the current estimate of certain acquisitions achieving their earn-out targets, which resulted in a decrease to the fair valued amount of the earn-out recorded upon acquisition, in the six months ended March 31, 2020, distinct to our Applied Product Technologies segment.
(c)Other losses, (gains) and expenses as discussed above in “How We Assess the Performance of Our Business-Adjusted EBITDA” distinct to our Integrated Solutions and Services (“ISS”) and Applied Product Technologies (“APT”) segments include the following:

	Three Months Ended March 31,				Six Months Ended March 31,
	2021		2020		2021		2020
(In millions)	ISS	APT	ISS	APT	ISS	APT	ISS	APT
Trailing costs from the sale of the Memcor product line	$—	$—	$—	$—	$—	$0.2	$—	$—
Net pre-tax benefit on sale of the Memcor product line	—	—	—	(9.0)	—	—	—	(58.0)
Remediation of manufacturing defects	—	—	—	(0.1)	—	—	—	(1.5)
Product rationalization in electro-chlorination business	—	0.7	—	0.2	—	0.9	—	0.3
Loss on divestiture of Lange Product Line	0.2	—	—	—	0.2	—	—	—
Total	$0.2	$0.7	$—	$(8.9)	$0.2	$1.1	$—	$(59.2)

Immaterial rounding differences may be present in the tables above.
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
Our principal sources of liquidity are cash generated by our operating activities, borrowings under our revolving credit facility and financing arrangements related to capital expenditures for equipment used to provide services to our customers. Historically, we have financed our operations primarily from these sources. Our primary cash needs are for day to day operations, to pay interest and principal on our indebtedness, to fund working capital requirements and to make capital expenditures.
Our ability to fund our capital needs depends on our ongoing ability to generate cash from operations and access to bank financing and the capital markets. Although the COVID-19 pandemic has not materially impacted our liquidity to date, we plan to continue to evaluate aspects of our spending, including capital expenditures, discretionary spending and strategic investments, as the year progresses. We have considered the impacts of the COVID-19 pandemic on our liquidity and capital resources to date, and we do not currently expect it to impact our ability to meet future liquidity needs or continue to comply with our applicable debt covenants. We believe we are currently well-positioned to manage our business and have the ability and sufficient capacity to meet our cash requirements by using available cash, internally generated funds and borrowing under our revolving credit facility. We are committed to maintaining a solid liquidity position.
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with suppliers to optimize our terms and conditions, including occasionally extending payment terms. We also facilitate a voluntary supply chain finance program (the “program”) to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. A third party administers the program; our responsibility is limited to making payment on the terms originally negotiated with our supplier, regardless of whether the supplier sells its receivable to a financial institution. We do not enter into agreements with any of the participating financial institutions in connection with the program. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the program. The amounts settled through the program and paid to participating financial institutions were $13.9 million and $18.1 million in the six months ended March 31, 2021 and 2020, respectively. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit to participation in the program.
We expect to continue to finance our liquidity requirements through internally generated funds, borrowings under our revolving credit facility and equipment financing arrangements. We believe that our projected cash flows generated from operations, together with borrowings under our revolving credit facility and other financing arrangements are sufficient to fund our principal debt payments, interest expense, our working capital needs and our expected capital expenditures for the next twelve months. Our capital expenditures for the six months ended March 31, 2021 and 2020 were $36.3 million and $38.8 million, respectively. However, our budgeted capital expenditures can vary from period to period based on the nature of capital intensive project awards. Our focus on customer outsourced water projects will continue to be a driver of capital expenditures. From time to time, we may enter into financing arrangements related to capital expenditures for equipment used to provide services to our customers. During the six months ended March 31, 2021 and 2020, we entered into equipment financing arrangements totaling $14.0 million and $8.2 million, respectively. In addition, we may draw on our revolving credit facility from time to time to fund or partially fund an acquisition.
As of March 31, 2021, we had total indebtedness of $889.4 million, including $814.5 million of term loan borrowings under the Credit Agreement, no borrowings under our revolving credit facility, $74.4 million in borrowings related to equipment financing and $0.5 million of notes payable related to certain equipment related contracts. We also had $11.9 million of letters of credit issued under our revolving credit facility and an additional $33 thousand of letters of credit issued under a separate uncommitted facility as of March 31, 2021.
As of March 31, 2021 and September 30, 2020, we were in compliance with the covenants contained in the Credit Agreement, including the revolving credit facility under the Credit Agreement.
2021 Credit Agreement
On April 1, 2021, subsequent to the end of the quarter, EWT III entered into the 2021 Credit Agreement among EWT III, as borrower, EWT II, as parent guarantor, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and ING Capital, LLC, as sustainability coordinator. The 2021 Credit Agreement provides for a multi-currency senior secured revolving credit facility in an aggregate principal amount not to exceed the U.S. dollar equivalent of $350.0 million (the “2021 Revolving Credit Facility”) and a discounted senior secured term loan facility relating to a term loan (the “2021 Term Loan”) in the amount of $475.0 million (together with the 2021 Revolving Credit Facility, the “Senior Facilities”). The 2021 Credit Agreement also provides for a letter of credit sub-facility not to exceed $60.0 million. On April 1, 2021, EWT III borrowed the full amount of $475.0 million under the 2021 Term Loan and $105.0 under the 2021 Revolving Credit Facility.
The Senior Facilities are guaranteed by EWT II and certain existing and future direct or indirect wholly-owned domestic subsidiaries of EWT III (together with EWT III, collectively, the “Loan Parties”), and collateralized by a first lien on substantially all of the assets of the Loan Parties, with certain exceptions, including: (i) any equity interest in, and any assets sold to or held by, Evoqua Finance in connection with the Receivables Securitization Program, (ii) any equity interest in, and any assets sold to or held by, any other special purpose entity that is an indirect subsidiary of the Company in connection with any other securitization facility permitted under the 2021 Credit Agreement, and (iii) any real property with a fair market value of $5.0 million or less, when considered individually, or $30.0 million or less when taken together with all other real property owned by the Loan Parties.
With respect to the 2021 Revolving Credit Facility, EWT III is required to pay a commitment fee based on the daily unused portion of the 2021 Revolving Credit Facility, as well as certain other fees to the agents and the arrangers under the Senior Facilities. Subject to the terms of the 2021 Credit Agreement, to the extent not previously paid, any amount owed under the 2021 Revolving Credit Facility will become due and payable in full on April 1, 2026.

With respect to the 2021 Term Loan, EWT III will pay quarterly installments of principal of approximately $1.188 million beginning on the last business day of June 2021. Subject to the terms of the 2021 Credit Agreement, to the extent not previously paid, any amount owed under the 2021 Term Loan will become due and payable in full on April 1, 2028.

Amounts outstanding under the Senior Facilities, at EWT III’s option, will bear interest at either (i) a Base Rate determined in accordance with the terms of the 2021 Credit Agreement, (ii) with respect to any amounts denominated in U.S. dollars or Sterling, a LIBO rate, or replacement thereof, as determined in accordance with the terms of the 2021 Credit Agreement, or (iii) with respect to amounts denominated in Euros, the EURIBOR rate, or replacement thereof, as determined in accordance with the terms of the 2021 Credit Agreement. In the case of the 2021 Revolving Credit Facility, an applicable margin based on the consolidated total leverage of EWT III and its restricted subsidiaries, as calculated in accordance with the terms of the 2021 Credit Agreement, will be added to the interest rate elected by EWT III; provided that the interest rate may be adjusted if EWT III meets certain metrics for a sustainability price adjustment prior to December 31, 2021. In the case of the 2021 Term Loan, a fixed applicable margin, calculated in accordance with the terms of the 2021 Credit Agreement, will be added to the interest rate elected by EWT III.
The net proceeds of the Senior Facilities, together with the net proceeds of the Receivables Securitization Program and cash on hand, were used to repay all outstanding indebtedness, in an aggregate principal amount of approximately $814.538 million, under the Credit Agreement. The proceeds of the 2021 Revolving Credit Facility may also be used to finance or refinance the working capital and capital expenditures needs of EWT III and certain of its subsidiaries and for general corporate purposes.
The 2021 Credit Agreement is subject to acceleration upon various events of default and contains customary representations, warranties, affirmative covenants and negative covenants, each substantially similar to those included in the Credit Agreement, including, among other things, a springing maximum first lien leverage ratio of 5.55 to 1.00.
As a result of the refinancing, the Company wrote off approximately $1.3 million of deferred financing fees related to the First Lien Term Loan. In addition, the Company incurred approximately $5.0 million of fees as a result of the refinancing, of which $1.9 million were recorded as deferred financing fees on the Consolidated Balance Sheets and $3.1 million were expensed.
Receivables Securitization Program
On April 1, 2021, Evoqua Finance entered into the Receivables Securitization Program consisting of, among other agreements, (i) the Receivables Financing Agreement among Evoqua Finance, as the borrower, the Receivables Financing Lenders, PNC Bank, as administrative agent, EWT LLC, as initial servicer, and PNC Capital Markets, as structuring agent, pursuant to which the lenders have made available to Evoqua Finance the Securitization Facility in an amount up to $150.0 million and (ii) a Sale and Contribution Agreement (the “Sale Agreement”) among Evoqua Finance, as purchaser, EWT LLC, as initial servicer and as an originator, and Neptune Benson, Inc., an indirectly wholly-owned subsidiary of the Company, as an originator (together with EWT LLC, the “Originators”). Under the Receivables Securitization Program, the Originators, pursuant to the Sale Agreement, are required to sell substantially all of their trade receivables and certain related rights to payment and obligations of the Originators with respect to such receivables (the “Receivables”) to Evoqua Finance, which, in turn, will obtain loans secured by the Receivables from the Receivables Financing Lenders pursuant to the Receivables Financing Agreement. On April 1, 2021, Evoqua Finance borrowed $142.2 million under the Securitization Facility.
Pursuant to the Receivables Securitization Program, the aggregate principal amount of the loans made by the Receivables Financing Lenders will not exceed $150.0 million outstanding, subject to the borrowing base restrictions, unless so increased under the Receivables Financing Agreement. The Receivables Financing Lenders under the Receivables Securitization Program receive interest at LIBOR or LMIR as selected by Evoqua Finance. The Receivables Financing Agreement contains customary LIBOR benchmark replacement language. Additionally, PNC Bank and PNC Markets will receive certain fees as agents, and EWT LLC will receive a fee as servicer of the Receivables.

The Receivables Securitization Program contains certain customary representations, warranties, affirmative covenants and negative covenants, subject to certain cure periods in some cases, including the eligibility of the Receivables being sold by the Originators and securing the loans made by the Receivables Financing Lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. The Receivables Securitization Program matures on April 1, 2024.

Evoqua Water Technologies Corp. is a holding company and does not conduct any business operations of its own. As a result, our ability to pay cash dividends on our common stock, if any, is dependent upon cash dividends and distributions and other transfers from our operating subsidiaries. Under the terms of the 2021 Credit Agreement, our operating subsidiaries are currently limited in their ability to pay cash dividends to us, and we expect these limitations to continue in the future under the terms of any future credit agreement or any future debt or preferred equity securities of ours or of our subsidiaries.
Our indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations.
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Six Months Ended March 31,
(In millions)	2021	2020
Statement of Cash Flows Data
Net cash provided by operating activities	$63.1	$38.8
Net cash (used in) provided by investing activities	(44.0)	68.6
Net cash provided by (used in) financing activities	8.3	(108.3)
Effect of exchange rate changes on cash	2.3	(0.5)
Change in cash and cash equivalents	$29.7	$(1.4)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period‑to‑period as working capital needs and the timing of payments for restructuring activities and other items impact reported cash flows.
Net cash provided by operating activities totaled $63.1 million in the six months ended March 31, 2021, and $38.8 million in the six months ended March 31, 2020.

•Operating cash flows in the six months ended March 31, 2021 reflect a decrease in net earnings of $49.9 million as compared to the six months ended March 31, 2020, primarily driven by the gain on the sale of the Memcor product line in the prior year.
•The add back of non‑cash items increased operating cash flows by $59.7 million in the six months ended March 31, 2021, as compared to a decrease to operating cash flows of $6.0 million in the six months ended March 31, 2020, resulting in an overall increase of $65.7 million. This increase was primarily related to the gain on sale of the Memcor product line, which was reflected as a reduction of operating cash flows in the prior year, as well as increased depreciation and amortization in the current period. Non-cash changes also include the foreign currency translation gain or loss, deferred income taxes, amortization of deferred financing fees, and share-based compensation.
•The aggregate of receivables, inventories, contract assets and liabilities and accounts payable provided $28.8 million in operating cash flows in the six months ended March 31, 2021, compared to a use of $14.8 million in the six months ended March 31, 2020.
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
•Income taxes used $3.9 million during the six months ended March 31, 2021, as compared to providing $2.1 million during the six months ended March 31, 2020, resulting in a decrease to cash flows of $6.0 million as compared to the prior year period.
•The aggregate of the remaining assets and liabilities used $33.0 million of operating cash flows in the six months ended March 31, 2021, compared to $3.9 million in the six months ended March 31, 2020, resulting in a decrease to cash flows of $29.1 million.
◦Prepaids and other current assets and Other non‑current assets and liabilities used $23.9 million during the six months ended March 31, 2021, compared to a use of $4.0 million during the six months ended March 31, 2020, resulting in a decrease to cash flows of $19.9 million as compared to the prior year period. This decrease was primarily due to an increase in customer long term receivables, as well as timing of vendor prepayments.
◦Accrued expenses and other liabilities used $9.1 million in operating cash flows in the six months ended March 31, 2021, compared the providing of $0.1 million in operating cash flows in the six months ended March 31, 2020, resulting in a decrease to cash flows of $9.2 million as compared to the prior year period. This decrease was primarily related to payouts in the current year associated with employee incentive compensation and the defined contribution 401(k) plan.
Investing Activities
Net cash used in investing activities was $44.0 million in the six months ended March 31, 2021, as compared to providing cash of $68.6 million in the six months ended March 31, 2020, resulting in a net decrease of $112.6 million as compared to the prior year period. This decrease was largely driven by proceeds from the sale of the Memcor product line during the six months ended March 31, 2020, partially offset by lower cash outflow associated with the Ultrapure acquisition in the current year period as compared to the Frontier acquisition that occurred in the prior period, and lower cash outflow associated with purchase of capital assets compared to the prior period. Other activity related to purchase of intangible assets remained relatively consistent with the prior period.
Financing Activities
Net cash provided by financing activities was $8.3 million in the six months ended March 31, 2021, as compared to a use of $108.3 million in the six months ended March 31, 2020, resulting in a net increase of $116.6 million as compared to the prior year period. The increase in cash provided by financing activities for the six months ended March 31, 2021 was primarily due to the $100 million debt payment that occurred in the six months ended March 31, 2020. Additionally, taxes paid related to net share settlements of share-based compensation awards and distribution of dividends to non-controlling interest declined compared to the prior period. Cash received from the issuance of common stock in connection with the exercise of stock options as well as the issuance of debt related to equipment financing increased in the current period.
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

Seasonal trends historically displayed by our business have been impacted by the COVID-19 pandemic, and past performance should not be considered indicative of future results.  For example, decreased customer demand resulting from the economic slowdown caused by the pandemic and the measures taken to control its spread mitigated the seasonal factors that have historically resulted in improved performance in the second half of fiscal 2020 and could have a similar impact in fiscal 2021.

Off‑Balance Sheet Arrangements
We had the following outstanding under our credit arrangements at March 31, 2021 and September 30, 2020:

(In millions)	March 31, 2021	September 30, 2020
Letters of credit	$11.9	$13.0
Surety bonds	$147.6	$153.0
The longest maturity date of the letters of credit and surety bonds in effect as of March 31, 2021 was March 20, 2030.

Critical Accounting Policies and Estimates
The Company’s significant accounting policies are described in Item 8., Note 2, “Summary of Significant Accounting Policies” included in the 2020 Annual Report. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Report. The application of the Company’s accounting policies may require the use of estimates and assumptions. Management uses historical experience and all available information to make these estimates and assumptions. Estimates are revised as additional information becomes available. Actual results could differ from these estimates.
See Note 2, “Recent Accounting Pronouncements” in the Unaudited Consolidated Financial Statements in Item 1 of this Report for a discussion of recently issued accounting guidance.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the information concerning exposure to market risks as stated in Part I, Item 7A of the 2020 Annual Report.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2018, a purported shareholder of the Company filed a class action lawsuit, captioned McWilliams v. Evoqua Water Technologies Corp., Case No. 1:18-CV-10320, in the United States District Court for the Southern District of New York alleging that the Company and senior management violated federal securities laws by issuing false, misleading, and/or omissive disclosures in the period leading up to the Company’s October 30, 2018 announcement of, among other things, (a) preliminary results for the full-year fiscal 2018 that were below previous expectations and (b) a transition from a three-segment structure to a two-segment operating model.  In January 2019, the court appointed lead plaintiffs and lead counsel and re-captioned the action as In re Evoqua Water Technologies Corp. Securities Litigation (the “Securities Litigation”). In March 2019, lead plaintiffs filed an amended complaint, which asserts claims pursuant to the Securities Exchange Act of 1934 and the Securities Act of 1933 against the Company, members of the Company’s board of directors, senior management, a former executive, AEA, and the underwriters of the Company’s IPO and secondary public offering. The amended complaint alleges that the defendants violated federal securities laws by issuing false, misleading, and/or omissive disclosures concerning the Company’s integration of acquired companies, the Company’s reduction-in-force, and the Company’s financial results of operations. The lawsuit seeks compensatory damages in an unspecified amount and an award of costs and expenses to the plaintiff and class counsel.  In March 2020, the Court granted the defendants’ motion to dismiss a portion of the claims, dismissing all claims predicated on supposedly intentional misstatements or omissions, which were brought under the Securities Exchange Act of 1934. The claims that remain are those brought under the Securities Act of 1933. The Company has filed an answer denying the material allegations of the complaint, and discovery is ongoing. Lead plaintiffs filed a motion for class certification in December 2020, and that motion remains pending. The Company believes that this lawsuit is without merit and intends to vigorously defend itself against the allegations.

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
Item 1A. Risk Factors
There have been no material changes to the information concerning risk factors as stated in our 2020 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are filed or furnished as a part of this report:

Exhibit No.	Exhibit Description
10.1
Credit Agreement among EWT Holdings III Corp., as the borrower, EWT Holdings II Corp., as parent guarantor, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and ING Capital, LLC, as sustainability coordinator, dated April 1, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 1, 2021 (File No. 001-38272)).

10.2
Receivables Financing Agreement among Evoqua Finance LLC, as the borrower, the lenders from time to time party thereto, PNC Bank, National Association, as administrative agent, Evoqua Water Technologies LLC, as initial servicer, and PNC Capital Markets LLC, as structuring agent, dated April 1, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on April 1, 2021 (File No. 001-38272)).

10.3
Sale and Contribution Agreement among Evoqua Finance LLC, as the purchaser, Evoqua Water Technologies LLC, as initial servicer and as an originator, and Neptune Benson, Inc., as an originator, dated April 1, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on April 1, 2021 (File No. 001-38272)).

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

EVOQUA WATER TECHNOLOGIES CORP.

May 5, 2021	/s/ RONALD C. KEATING
	By:	Ronald C. Keating
Chief Executive Officer (Principal Executive Officer)

May 5, 2021	/s/ BENEDICT J. STAS
	By:	Benedict J. Stas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)