Form 10-Q
period 2021-06-30
Evoqua Water Technologies Corp.
filed 2021-08-03
CIK 1604643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended
June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There were 120,232,936 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of July 30, 2021.

EVOQUA WATER TECHNOLOGIES CORP.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report”) contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward‑looking statements by our use of forward‑looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would,” or the negative thereof, or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance, statements regarding our restructuring actions and expected restructuring charges and cost savings for fiscal 2021 and beyond, statements regarding our cash requirements, working capital needs and expected capital expenditures, and statements related to the COVID-19 pandemic and its ongoing impact on our business contained in this Report are forward‑looking statements.
We have based these forward‑looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward‑looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed with the Securities and Exchange Commission (“SEC”) on November 20, 2020, and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Report may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward‑looking statements or could affect our share price. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward‑looking statements include, among other things:
•general global economic and business conditions, including the impacts of the COVID-19 pandemic and disruptions in global supply chains;
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

•our ability to retain our senior management and other key personnel and to attract key talent in increasingly competitive labor markets;
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

Part I - Financial Information

Item 1. Financial Statements

Evoqua Water Technologies Corp.
Consolidated Balance Sheets
(In thousands)

	(Unaudited)
	June 30, 2021	September 30, 2020
ASSETS
Current assets	$664,060	$695,712
Cash and cash equivalents	141,524	193,001
Receivables, net	246,619	260,479
Inventories, net	161,228	142,379
Contract assets	69,343	80,759
Prepaid and other current assets	43,444	18,715
Income tax receivable	1,902	379
Property, plant, and equipment, net	372,399	364,461
Goodwill	409,756	397,205
Intangible assets, net	297,674	309,967
Deferred income taxes, net of valuation allowance	1,710	3,639
Operating lease right-of-use assets, net	47,307	45,965
Other non‑current assets	50,252	27,509
Total assets	$1,843,158	$1,844,458
LIABILITIES AND EQUITY
Current liabilities	$370,703	$349,555
Accounts payable	144,426	153,890
Current portion of debt, net of deferred financing fees and discounts	11,474	14,339
Contract liabilities	36,915	26,259
Product warranties	8,063	6,115
Accrued expenses and other liabilities	165,127	143,389
Income tax payable	4,698	5,563
Non‑current liabilities	$927,276	$1,012,840
Long-term debt, net of deferred financing fees and discounts	778,170	861,695
Product warranties	2,629	1,724
Obligation under operating leases	38,541	37,796
Other non‑current liabilities	95,924	98,456
Deferred income taxes	12,012	13,169
Total liabilities	$1,297,979	$1,362,395
Commitments and Contingent Liabilities (Note 19)
Shareholders’ equity
Common stock, par value $0.01: authorized 1,000,000 shares; issued 121,837 shares, outstanding 120,173 at June 30, 2021; issued 119,486 shares, outstanding 117,291 at September 30, 2020	$1,219	$1,189
Treasury stock: 1,664 shares at June 30, 2021 and 2,195 shares at September 30, 2020	(2,837)	(2,837)
Additional paid-in capital	573,892	564,928
Retained deficit	(38,040)	(62,664)
Accumulated other comprehensive income (loss), net of tax	9,342	(20,472)
Total Evoqua Water Technologies Corp. equity	$543,576	$480,144
Non-controlling interest	1,603	1,919
Total shareholders’ equity	$545,179	$482,063
Total liabilities and shareholders’ equity	$1,843,158	$1,844,458
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Revenue from product sales	$218,427	$207,575	$600,908	$610,104
Revenue from services	151,254	140,252	437,530	435,491
Revenue from product sales and services	$369,681	$347,827	$1,038,438	$1,045,595
Cost of product sales	(152,591)	(143,457)	(428,173)	(428,069)
Cost of services	(100,061)	(94,136)	(291,972)	(290,371)
Cost of product sales and services	$(252,652)	$(237,593)	$(720,145)	$(718,440)
Gross profit	$117,029	$110,234	$318,293	$327,155
General and administrative expense	(50,837)	(44,867)	(146,048)	(152,767)
Sales and marketing expense	(35,871)	(29,855)	(103,629)	(101,845)
Research and development expense	(3,413)	(2,782)	(9,929)	(9,655)
Total operating expenses	$(90,121)	$(77,504)	$(259,606)	$(264,267)
Other operating income	1,662	621	2,653	61,859
Other operating expense	(260)	(285)	(618)	(834)
Income before interest expense and income taxes	$28,310	$33,066	$60,722	$123,913
Interest expense	(11,224)	(10,485)	(28,292)	(37,320)
Income before income taxes	$17,086	$22,581	$32,430	$86,593
Income tax expense	(3,887)	(740)	(7,672)	(3,336)
Net income	$13,199	$21,841	$24,758	$83,257
Net income attributable to non‑controlling interest	44	457	134	916
Net income attributable to Evoqua Water Technologies Corp.	$13,155	$21,384	$24,624	$82,341
Basic income per common share	$0.11	$0.18	$0.21	$0.71
Diluted income per common share	$0.11	$0.18	$0.20	$0.68
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income	$13,199	$21,841	$24,758	$83,257
Other comprehensive income (loss)
Foreign currency translation adjustments	591	1,366	22,605	(5,301)
Unrealized derivative (loss) gain on cash flow hedges, net of tax	(3,524)	(3,314)	6,569	(3,525)
Change in pension liability, net of tax	266	235	640	706
Total other comprehensive (loss) income	$(2,667)	$(1,713)	$29,814	$(8,120)
Less: Comprehensive income attributable to non‑controlling interest	(44)	(457)	(134)	(916)
Comprehensive income attributable to Evoqua Water Technologies Corp.	$10,488	$19,671	$54,438	$74,221
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Changes in Equity
(In thousands)

	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at September 30, 2020	119,486	$1,189	2,195	$(2,837)	$564,928	$(62,664)	$(20,472)	$1,919	$482,063
Equity based compensation expense	—	—	—	—	3,019	—	—	—	$3,019
Issuance of common stock, net	1,264	13	1	—	14,250	—	—	—	$14,263
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(250)	$(250)
Net income	—	—	—	—	—	6,433	—	44	$6,477
Other comprehensive loss	—	—	—	—	—	—	(3,611)	—	$(3,611)
Balance at December 31, 2020	120,750	$1,202	2,196	$(2,837)	$582,197	$(56,231)	$(24,083)	$1,713	$501,961
Equity based compensation expense	—	—	—	—	3,214	—	—	—	$3,214
Issuance of common stock, net	692	13	(532)	—	(21,377)	—	—	—	$(21,364)
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(100)	$(100)
Net income	—	—	—	—	—	5,036	—	46	$5,082
Other comprehensive income	—	—	—	—	—	—	36,092	—	$36,092
Balance at March 31, 2021	121,442	$1,215	1,664	$(2,837)	$564,034	$(51,195)	$12,009	$1,659	$524,885
Equity based compensation expense	—	—	—	—	4,228	—	—	—	$4,228
Issuance of common stock, net	395	4	—	—	5,630	—	—	—	$5,634
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(100)	$(100)
Net income	—	—	—	—	—	13,155	—	44	$13,199
Other comprehensive loss	—	—	—	—	—	—	(2,667)	—	$(2,667)
Balance at June 30, 2021	121,837	$1,219	1,664	$(2,837)	$573,892	$(38,040)	$9,342	$1,603	$545,179

	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at September 30, 2019	116,008	$1,154	1,664	$(2,837)	$552,422	$(174,976)	$(13,004)	$3,063	$365,822
Cumulative effect of adoption of new accounting standards	—	—	—	—	—	(2,023)	—	—	$(2,023)
Equity based compensation expense	—	—	—	—	3,680	—	—	—	$3,680
Issuance of common stock, net	1,645	16	419	—	4,030	—	—	—	$4,046
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(1,250)	$(1,250)
Divestiture of Memcor product line	—	—	—	—	(16,895)	—	—	—	$(16,895)
Net income	—	—	—	—	—	53,145	—	361	$53,506
Other comprehensive income	—	—	—	—	—	—	8,244	—	$8,244
Balance at December 31, 2019	117,653	$1,170	2,083	$(2,837)	$543,237	$(123,854)	$(4,760)	$2,174	$415,130
Cumulative effect of adoption of new accounting standards	—	—	—	—	—	686	—	—	$686
Equity based compensation expense	—	—	—	—	2,304	—	—	—	$2,304
Issuance of common stock, net	1,417	15	111	—	11,309	—	—	—	$11,324
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(200)	$(200)
Net income	—	—	—	—	—	7,812	—	98	$7,910
Other comprehensive loss	—	—	—	—	—	—	(14,651)	—	$(14,651)
Balance at March 31, 2020	119,070	$1,185	2,194	$(2,837)	$556,850	$(115,356)	$(19,411)	$2,072	$422,503
Equity based compensation expense	—	—	—	—	2,520	—	—	—	$2,520
Issuance of common stock, net	322	2	1	—	2,577	—	—	—	$2,579
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(400)	$(400)
Net income	—	—	—	—	—	21,384	—	457	$21,841
Other comprehensive loss	—	—	—	—	—	—	(1,713)	—	$(1,713)
Balance at June 30, 2020	119,392	$1,187	2,195	$(2,837)	$561,947	$(93,972)	$(21,124)	$2,129	$447,330
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Changes in Cash Flows
(In thousands)

	Nine Months Ended June 30,
	2021	2020
Operating activities
Net income	$24,758	$83,257
Reconciliation of net income to cash flows provided by operating activities:
Depreciation and amortization	83,707	80,056
Amortization of deferred financing fees (includes $1,333 and $1,795 write off of deferred financing fees)	2,814	3,504
Deferred income taxes	994	(1,422)
Share-based compensation	10,461	8,504
Loss on sale of property, plant and equipment	2,456	767
Loss (gain) on sale of business	193	(68,051)
Foreign currency exchange gains on intercompany loans and other non-cash items	(4,628)	(2,438)
Changes in assets and liabilities
Accounts receivable	18,931	8,685
Inventories	(18,261)	(25,523)
Contract assets	12,059	(1,486)
Prepaids and other current assets	(21,869)	1,359
Accounts payable	(10,587)	8,938
Accrued expenses and other liabilities	23,065	(1,738)
Contract liabilities	9,337	(7,893)
Income taxes	(2,489)	1,620
Other non‑current assets and liabilities	(28,083)	12,528
Net cash provided by operating activities	102,858	100,667
Investing activities
Purchase of property, plant and equipment	(54,147)	(65,924)
Purchase of intangibles	(1,206)	(708)
Proceeds from sale of property, plant and equipment	1,108	379
Proceeds from sale of business, net of cash of $0 and $12,117	897	118,894
Acquisitions	(21,059)	(10,884)
Net cash (used in) provided by investing activities	(74,407)	41,757
Financing activities
Issuance of debt, net of deferred issuance costs	747,877	12,859
Borrowings under credit facility	—	2,597
Repayment of debt	(837,082)	(113,572)
Repayment of finance lease obligation	(10,173)	(9,988)
Payment of earn-out related to previous acquisitions	—	(175)
Proceeds from issuance of common stock	18,096	9,596
Taxes paid related to net share settlements of share-based compensation awards	(1,315)	(9,828)
Distribution to non‑controlling interest	(450)	(1,850)
Net cash used in financing activities	(83,047)	(110,361)
Effect of exchange rate changes on cash	3,119	793
Change in cash and cash equivalents	(51,477)	32,856
Cash and cash equivalents
Beginning of period	193,001	109,881
End of period	$141,524	$142,737
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Supplemental Disclosure of Cash Flow Information
(In thousands)

	Nine Months Ended June 30,
	2021	2020
Supplemental disclosure of cash flow information
Cash paid for taxes	$7,536	$3,865
Cash paid for interest	$20,643	$31,200
Non‑cash investing and financing activities
Finance lease transactions	$12,300	$8,401
Operating lease transactions	$11,699	$12,085
Purchase Right	$—	$7,167
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Notes to Unaudited Consolidated Financial Statements
(In thousands, except per share data)
1. Description of the Company and Basis of Presentation
Background
Evoqua Water Technologies Corp. (referred to herein as the “Company” or “EWT”) is a holding company and does not conduct any business operations of its own. The Company was incorporated on October 7, 2013. On January 15, 2014, the Company acquired, through its wholly owned subsidiaries, EWT Holdings II Corp. (“EWT II”) and EWT Holdings III Corp. (“EWT III”), Siemens Water Technologies, a group of legal entities formerly owned by Siemens AG (“Siemens”). The stock purchase closed on January 15, 2014 and was effective January 16, 2014 (the “Acquisition”). On November 6, 2017, the Company completed its initial public offering (“IPO”).
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

Correction of Immaterial Errors
During the quarter ended March 31, 2021, the Company identified errors related to the reporting of tax remittances associated with certain equity awards, resulting in a classification error of $18,669 between additional paid in capital and accumulated other comprehensive loss. Management recorded the correction to additional paid in capital and accumulated other comprehensive balances during the quarter ended March 31, 2021. Management considered both the quantitative and qualitative factors within the provisions of SEC Staff Accounting Bulletin No. 99, Materiality, and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Based on evaluation of the errors, management has concluded that the prior period errors were immaterial to the previously issued financial statements. As a result of that classification error, management also identified a second, related immaterial classification error for the understatement of net cash provided by operating cash flows of $18,669 and an overstatement of net cash provided by financing activities of $18,669 for the period from October 1, 2019 to September 30, 2020. The Company has elected to voluntarily correct the identified immaterial classification error in the prior period Unaudited Consolidated Statements of Changes to Cash Flows to enhance comparability. In doing so, balances in the Unaudited Consolidated Statements of Changes to Cash Flows included in this Form 10-Q have been adjusted to reflect the voluntary immaterial classification error correction of $18,182 between financing and operating in the prior period. Future filings that include prior periods will be corrected, as needed, when filed.
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

Accounting Pronouncements Recently Adopted
The Company adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on October 1, 2020 (“ASU 2016-13”). ASU 2016-13 requires entities to use a new forward-looking “expected loss” model that reflects expected credit losses, including credit losses related to trade receivables, and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates, which generally will result in the earlier recognition of allowances for losses. The Company adopted ASU 2016-13 using a modified retrospective approach and determined that there was no cumulative-effect adjustment to its beginning Retained deficit on the Consolidated Balance Sheets. The adoption of this standard did not have a material impact on the Company’s Unaudited Consolidated Financial Statements. See Note 7, “Accounts Receivable” for further details and related disclosures.
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
The following provides a summary of TWO’s balance sheet as of June 30, 2021 and September 30, 2020, and summarized financial information for the three and nine months ended June 30, 2021 and 2020.

	June 30, 2021	September 30, 2020
Current assets (includes cash of $1,580 and $2,088)	$3,529	$4,016
Property, plant and equipment	963	1,145
Goodwill	2,206	2,206
Total liabilities	(1,287)	(1,324)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Total revenue	$843	$1,328	$2,511	$5,180
Total operating expenses	(748)	(803)	(2,217)	(3,847)
Income from operations	$95	$525	$294	$1,333
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

In addition, the Company entered into an agreement to purchase the remaining 40% interest in Frontier on or prior to March 30, 2024. This agreement (a) gave holders of the remaining 40% interest in Frontier (the “Minority Owners”) the right to sell to Evoqua up to approximately 10% of the outstanding equity in Frontier at a predetermined price, which right was exercisable by the Minority Owners between January 1, 2021 and February 28, 2021 (the “Option”), and (b) obligates the Company to purchase and the Minority Owners to sell all of the Minority Owners’ remaining interest in Frontier at the fair market value at the time of sale on or prior to March 30, 2024 (the “Purchase Right”). The Purchase Right may be exercised early by the Minority Owners. The agreement to purchase the remaining interest was determined to be financing due to the mandatory Purchase Right, as per ASC Topic 480, Distinguishing Liabilities From Equity, and as such, the Company recognized a liability for the remaining 40% interest. The Minority Owners exercised the Option, and on April 8, 2021, the Company completed the purchase of an additional 8% of the outstanding equity in Frontier for approximately $1,490. As a result, the Company’s ownership position in Frontier increased to 68%.
Additionally, the Company fully consolidates Frontier as a VIE under ASC Topic No. 810, Consolidation.
The following provides a summary of Frontier’s balance sheet as of June 30, 2021 and September 30, 2020, and summarized financial information for the three and nine months ended June 30, 2021 and 2020.

	June 30, 2021	September 30, 2020
Current assets (includes cash of $2,947 and $1,675)	$10,034	$4,024
Property, plant and equipment	2,974	3,159
Goodwill	1,798	1,798
Intangible assets, net	8,678	9,918
Total liabilities	(9,039)	(3,692)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Total revenue	$4,945	$1,411	$7,793	$4,134
Total operating expenses	(4,448)	(2,003)	(8,587)	(6,304)
Income (loss) from operations	$497	$(592)	$(794)	$(2,170)
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

On April 1, 2021, the Company acquired the assets of Water Consulting Specialists, Inc. (“WCSI”) for $12,025 cash paid at closing. In addition, the Company recorded a liability of $761 associated with an earn-out related to the WCSI acquisition, which is included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. WCSI is a leader in the design, manufacturing, and service of industrial high-purity water treatment systems. The acquisition strengthens the Company’s portfolio of high-purity water treatment systems and provides the opportunity to further expand its digitally enabled solutions and services in key industrial markets. WCSI is a part of the Integrated Solutions and Services segment. During the nine months ended June 30, 2021, the Company incurred approximately $117 in acquisition costs, which are included in General and administrative expense on the Unaudited Consolidated Statements of Operations.
The Company has not finalized the valuations of the acquired assets, assumed liabilities, and identifiable intangible assets, including goodwill. The preliminary opening balance sheet for WCSI is summarized as follows:

Current assets	$1,813
Property, plant and equipment	221
Goodwill	4,361
Intangible assets, net	7,336
Other non-current assets	86
Total assets acquired	13,817
Liabilities assumed	(1,792)
Net assets acquired	$12,025
On December 17, 2020, the Company acquired the industrial water business of Ultrapure & Industrial Services, LLC (“Ultrapure”) for $8,743 cash paid at closing. On April 1, 2021, the Company paid an additional $290 as a result of net working capital adjustments. Ultrapure, based out of Texas, provides customers across multiple end markets with a variety of water treatment products and services, including service deionization, reverse osmosis, UV, and ozonation. Ultrapure will strengthen the Company’s service capabilities in the Houston and Dallas markets and is a part of the Integrated Solutions and Services segment. During the nine months ended June 30, 2021, the Company incurred approximately $230 in acquisition costs, which are included in General and administrative expense on the Unaudited Consolidated Statements of Operations.
The Company has not finalized the valuations of the acquired assets, assumed liabilities and identifiable intangible assets, including goodwill. The preliminary opening balance sheet for Ultrapure is summarized as follows:

Current assets	$2,366
Property, plant and equipment	963
Goodwill	2,836
Intangible assets, net	3,751
Other non-current assets	21
Total assets acquired	9,937
Liabilities assumed	(904)
Net assets acquired	$9,033
On March 1, 2021, the Company completed the divestiture of the Lange containment system, geomembrane and geosynthetic liner product line (the “Lange Product Line”) for $897 in cash at closing. The Lange Product Line was a part of the Integrated Solutions and Services segment. During the nine months ended June 30, 2021, the Company recognized a loss of $193 on the divestiture.

5. Revenue
Revenue Recognition
The Company recognizes sales of products and services based on the five-step analysis of transactions as provided in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”). For all contracts with customers, the Company first identifies the contract which usually is established when the customer’s purchase order is accepted or acknowledged. Next, the Company identifies the performance obligations in the contract. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The Company then determines the transaction price in the arrangement and allocates the transaction price to each performance obligation identified in the contract. The Company’s allocation of the transaction price to the performance obligations is based on the relative standalone selling prices for the goods and services contained in a particular performance obligation. The transaction price is adjusted for the Company’s estimate of variable consideration, which may include discounts if the Company would fail to meet certain performance requirements, volume discounts or early payment discounts. To estimate variable consideration, the Company utilizes historical experience and known terms. Variable consideration in contracts for the three and nine months ended June 30, 2021 was insignificant.
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
For certain arrangements where there is significant customization to the product and for long-term construction-type sales contracts, revenue may be recognized over time. In these instances, revenue is recognized using a measure of progress that applies an input method based on costs incurred in relation to total estimated costs. These arrangements include large capital water treatment projects, and systems and solutions for municipal and industrial applications. The nature of the contracts is generally fixed price with milestone billings. In order for revenue to be recognized over a period of time, the product must have no alternative use and the Company must have an enforceable right to payment for the performance completed to date, including a normal profit margin, in the event of termination for convenience. If these two criteria are not met, revenue from these contracts will not be recognized until construction is complete. Contract revenue and cost estimates are reviewed and revised quarterly at a minimum and the cumulative effect of such adjustments are recognized in current operations. The amount of such adjustments has not been material.
The Company has made accounting policy elections to exclude all taxes by governmental authorities from the measurement of the transaction price and that long-term construction-type sales contracts, or those contracts for products with significant customization that the total contract price is less than $100, will be recorded at the point in time when the construction is complete.
Performance Obligations

The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations if the product has an alternative use and the Company does not have an enforceable right to payment for the performance completed to date, including a normal profit margin, in the event of termination for convenience. The Company maintains a backlog of confirmed orders, which totaled approximately $250,887 at June 30, 2021. This backlog represents the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that the majority of these performance obligations will be satisfied within the next twelve to twenty-four months.
The recording of assets recognized from the costs to obtain and fulfill customer contracts primarily relates to the deferral of sales commissions. The Company’s costs incurred to obtain or fulfill a contract with a customer are classified as non-current assets and amortized to expense over the period of benefit of the related revenue. These costs are recorded within Cost of product sales and services. The amount of contract costs was insignificant at June 30, 2021.
The Company offers standard warranties that generally do not represent a separate performance obligation. In certain instances, a warranty is obtained separately from the original equipment sale or the warranty provides incremental services and as such is treated as a separate performance obligation.
Disaggregation of Revenue
In accordance with Topic 606, the Company disaggregates revenue from contracts with customers into source of revenue, reportable operating segment and geographical regions. The Company determined that disaggregating revenue into these categories meets the disclosure objective in Topic 606, which is to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Information regarding the source of revenue:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Revenue from contracts with customers recognized under Topic 606	$320,218	$310,525	$903,325	$934,121
Other (1)	49,463	37,302	135,113	111,474
Total	$369,681	$347,827	$1,038,438	$1,045,595
(1)     Other revenue relates to revenue recognized pursuant to ASU 2016-02, Leases (Topic 842), primarily attributable to long term rentals.
Information regarding revenue disaggregated by source of revenue and segment is as follows:

	Three Months Ended June 30,
	2021			2020
	Integrated Solutions and Services	Applied Product Technologies	Total	Integrated Solutions and Services	Applied Product Technologies	Total
Revenue from capital projects	$63,336	$92,692	$156,028	$64,692	$85,654	$150,346
Revenue from aftermarket	31,852	30,547	62,399	29,143	28,086	57,229
Revenue from service	144,499	6,755	151,254	134,876	5,376	140,252
Total	$239,687	$129,994	$369,681	$228,711	$119,116	$347,827

	Nine Months Ended June 30,
	2021			2020
	Integrated Solutions and Services	Applied Product Technologies	Total	Integrated Solutions and Services	Applied Product Technologies	Total
Revenue from capital projects	$166,055	$259,877	$425,932	$185,404	$235,794	$421,198
Revenue from aftermarket	91,499	83,477	174,976	90,717	98,189	188,906
Revenue from service	420,984	16,546	437,530	418,613	16,878	435,491
Total	$678,538	$359,900	$1,038,438	$694,734	$350,861	$1,045,595

Information regarding revenue disaggregated by geographic area is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
United States	$291,113	$285,077	$829,925	$853,067
Asia	31,987	19,806	81,568	51,268
Europe	28,749	23,413	81,561	79,906
Canada	14,210	16,536	36,025	50,418
Australia	3,622	2,995	9,359	10,936
Total	$369,681	$347,827	$1,038,438	$1,045,595
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
The tables below provide a roll-forward of contract assets and contract liabilities balances for the periods presented:

	Nine Months Ended June 30,
Contract assets (a)	2021	2020
Balance at beginning of period	$80,759	$73,467
Recognized in current period	232,750	255,623
Reclassified to accounts receivable	(244,766)	(253,199)
Amounts related to sale of the Memcor product line	—	2,710
Foreign currency	600	(1,011)
Balance at end of period	$69,343	$77,590
(a)     Excludes receivable balances which are disclosed on the Consolidated Balance Sheets.

	Nine Months Ended June 30,
Contract Liabilities	2021	2020
Balance at beginning of period	$26,259	$39,051
Recognized in current period	245,049	241,468
Amounts in beginning balance reclassified to revenue	(18,496)	(37,508)
Current period amounts reclassified to revenue	(216,972)	(210,985)
Amounts related to sale of the Memcor product line	—	(700)
Foreign currency	1,075	(485)
Balance at end of period	$36,915	$30,841

6. Fair Value Measurements
As of June 30, 2021 and September 30, 2020, the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximate carrying values due to the short maturity of these items.
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

	Net Asset Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2021
Assets:
Pension plan
Cash	$—	$448	$—	$—
Global Multi-Asset Fund	15,303	—	—	—
Government Securities	2,557	—	—	—
Liability Driven Investment	5,930	—	—	—
Guernsey Unit Trust	2,381	—	—	—
Global Absolute Return	2,275	—	—	—
Deferred compensation plan assets
Cash	—	1,240	—	—
Mutual Funds	—	17,964	—	—
Interest rate swaps	—	—	2,443	—
Foreign currency forward contracts	—	—	59	—
Liabilities:
Pension plan	—	—	(48,524)	—
Deferred compensation plan liabilities	—	—	(23,980)	—
Long‑term debt	—	—	(799,922)	—
Interest rate swap	—	—	(376)	—
Foreign currency forward contracts	—	—	(120)	—
Commodity swaps			(16)
Earn-outs related to acquisitions	—	—	—	(1,056)
Purchase Right	—	—	—	(6,249)

As of September 30, 2020
Assets:
Pension plan
Cash	$—	$15,061	$—	$—
Government Securities	4,924	—	—	—
Liability Driven Investment	3,604	—	—	—
Guernsey Unit Trust	1,881	—	—	—
Global Absolute Return	2,060	—	—	—
Deferred compensation plan assets
Trust Assets	—	55	—	—
Insurance	—	—	19,804	—
Foreign currency forward contracts	—	—	140	—
Liabilities:
Pension plan	—	—	(47,389)	—
Deferred compensation plan liabilities	—	—	(21,439)	—
Long‑term debt	—	—	(872,441)	—
Interest rate swap	—	—	(4,669)	—
Foreign currency forward contracts	—	—	(47)	—
Earn-outs related to acquisitions	—	—	—	(295)
Option and Purchase Right	—	—	—	(7,739)

The pension plan assets and liabilities and deferred compensation plan assets and liabilities are included in Other non‑current assets and Other non‑current liabilities at June 30, 2021 and September 30, 2020. The unrealized gain on mutual funds was $532 at June 30, 2021.
The Company records contingent consideration arrangements at fair value on a recurring basis, and the associated balances presented as of June 30, 2021 and September 30, 2020 are earn-outs related to acquisitions. The fair value of earn-outs related to acquisitions is based on significant unobservable inputs including the achievement of certain performance metrics. Significant changes in these inputs would result in corresponding increases or decreases in the fair value of the earn-out each period until the related contingency has been resolved. Changes in the fair value of the contingent consideration obligations can result from adjustments in the probability of achieving future development steps, sales targets and profitability and are recorded in General and administrative expenses in the Unaudited Consolidated Statements of Operations. During the three and nine months ended June 30, 2021, the Company recorded a liability of $761 associated with an earn-out related to the WCSI acquisition, which is included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. There were no other changes in the fair value of earn-outs related to acquisitions. As of June 30, 2021 and September 30, 2020, earn-outs related to acquisitions totaled $1,056 and are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.
Pursuant to the acquisition of Frontier, the Company recorded a liability for the Option and Purchase Right to purchase the remaining 40% interest. The fair value of these options is based upon significant unobservable inputs including future earnings and other market factors. Significant changes in these inputs would result in corresponding increases or decreases in the fair value of these options each period until the purchase of the remaining interest has occurred. Changes in the fair value can result from earnings achieved over the passage of time and will be recorded in Interest expense in the Unaudited Consolidated Statements of Operations. There were no changes in the fair value of the Option and Purchase Right recorded during the three and nine months ended June 30, 2021. The Minority Owners exercised the Option, and on April 8, 2021 the Company completed the purchase of an additional 8% of the outstanding equity in Frontier for approximately $1,490. As of June 30, 2021 and September 30, 2020, $6,249 and $7,739, respectively, is included in Other non‑current liabilities related to the Purchase Right on the Consolidated Balance Sheets.
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
Accounts receivable are summarized as follows:

	June 30, 2021	September 30, 2020
Accounts receivable	$250,608	$264,536
Allowance for credit losses	(3,989)	(4,057)
Receivables, net	$246,619	$260,479
The movement in the allowance for credit losses was as follows for the nine months ended June 30, 2021:

Balance at September 30, 2020	$(4,057)
Charged to costs and expenses	(460)
Write-offs	562
Foreign currency and other	(34)
Balance at June 30, 2021	$(3,989)

8. Inventories
The major classes of Inventories, net are as follows:

	June 30, 2021	September 30, 2020
Raw materials and supplies	$85,671	$78,319
Work in progress	19,489	15,654
Finished goods and products held for resale	63,493	56,435
Costs of unbilled projects	3,789	3,438
Reserves for excess and obsolete	(11,214)	(11,467)
Inventories, net	$161,228	$142,379
9. Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	June 30, 2021	September 30, 2020
Machinery and equipment	$386,458	$357,650
Rental equipment	238,953	221,953
Land and buildings	70,591	70,245
Construction in process	53,975	48,325
	749,977	698,173
Less: accumulated depreciation	(377,578)	(333,712)
	$372,399	$364,461
The Company entered into secured financing agreements that require providing a security interest in specified equipment. As of June 30, 2021 and September 30, 2020, the gross and net amounts of those assets are as follows:

	June 30, 2021		September 30, 2020
	Gross	Net	Gross	Net
Machinery and equipment	$71,012	$55,956	$63,305	$52,620
Construction in process	22,760	22,760	8,098	8,098
	$93,772	$78,716	$71,403	$60,718
Depreciation expense and maintenance and repairs expense for the three and nine months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Depreciation expense	$19,170	$18,992	$56,450	$54,480
Maintenance and repair expense	4,603	4,601	14,565	15,915

10. Goodwill
Changes in the carrying amount of goodwill are as follows:

	Integrated Solutions and Services	Applied Product Technologies	Total
Balance at September 30, 2020	$224,381	$172,824	$397,205
Business combinations and divestitures	10,349	—	10,349
Measurement period adjustment	(3,194)	—	(3,194)
Foreign currency translation	3,232	2,164	5,396
Balance at June 30, 2021	$234,768	$174,988	$409,756
As of June 30, 2021 and September 30, 2020, $159,620 and $153,004, respectively, of goodwill was deductible for tax purposes.
11. Debt
Long‑term debt consists of the following:

	June 30, 2021	September 30, 2020
2021 Term Loan, due April 1, 2028 (1)	$475,000	$—
2021 Revolving Credit Facility, due April 1, 2026 (1)	95,000	—
2014 Term Loan, due December 20, 2024 (1)	—	819,276
2014 Revolving Credit Facility (1)	—	—
Securitization Facility, due April 1, 2024	148,151	—
Equipment Financing, due September 30, 2023 to July 5, 2029, interest rates ranging from 3.13% to 8.07%	83,255	63,918
Notes Payable, due July 31, 2023	455	611
Mortgage (2)	—	1,665
Total debt	801,861	885,470
Less unamortized deferred financing fees	(12,217)	(9,436)
Total net debt	789,644	876,034
Less current portion	(11,474)	(14,339)
Total long‑term debt	$778,170	$861,695
(1)On April 1, 2021, the Company paid off the outstanding balance of the 2014 Term Loan (as defined below) and entered into the 2021 Credit Agreement (as defined below).
(2)In November 2020, the Company paid off the outstanding balance of the mortgage due June 30, 2028.
2014 Credit Agreement
On January 15, 2014, EWT III entered into a First Lien Credit Agreement (as modified, amended or supplemented from time to time, the “2014 Credit Agreement”) and a Second Lien Credit Agreement among EWT III, EWT II, the lenders party thereto and Credit Suisse AG as administrative agent and collateral agent. The term loans outstanding under the Second Lien Credit Agreement were prepaid on October 28, 2016. The 2014 Credit Agreement also made available to the Company a revolving credit facility (the “ 2014 Revolving Credit Facility”) of up to $125,000, with a letter of credit sublimit of up to $45,000. The term loan outstanding under the 2014 Credit Agreement (the “2014 Term Loan”) was scheduled to mature on December 20, 2024, and the 2014 Revolving Credit Facility was scheduled to mature on December 20, 2022. As described below, on April 1, 2021, we completed a refinancing of the outstanding 2014 Term Loan and terminated the 2014 Credit Agreement.

2021 Credit Agreement
On April 1, 2021, EWT III entered into a Credit Agreement (the “2021 Credit Agreement”) among EWT III, as borrower, EWT II, as parent guarantor, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and ING Capital, LLC, as sustainability coordinator. The 2021 Credit Agreement provides for a multi-currency senior secured revolving credit facility in an aggregate principal amount not to exceed the U.S. dollar equivalent of $350,000 (the “2021 Revolving Credit Facility”) and a discounted senior secured term (the “2021 Term Loan”) in the amount of $475,000 (together with the 2021 Revolving Credit Facility, the “Senior Facilities”). The 2021 Credit Agreement also provides for a letter of credit sub-facility not to exceed $60,000. The Senior Facilities are guaranteed by EWT II and certain existing and future direct or indirect wholly-owned domestic subsidiaries of EWT III (together with EWT III, collectively, the “Loan Parties”), and collateralized by a first lien on substantially all of the assets of the Loan Parties, with certain exceptions. In connection with entering into the 2021 Credit Agreement, on April 1, 2021, EWT III repaid all outstanding indebtedness under the 2014 Credit Agreement and terminated that facility.

The 2021 Credit Agreement contains customary representations, warranties, affirmative covenants, and negative covenants, each substantially similar to those included in the 2014 Credit Agreement, including, among other things, a springing maximum first lien leverage ratio of 5.55 to 1.00. The Company did not exceed this ratio during the three months ended June 30, 2021, does not anticipate exceeding this ratio during the year ending September 30, 2021, and therefore does not anticipate any additional repayments during the year ending September 30, 2021. In addition, the Company did not exceed this ratio as noted in the 2014 Credit Agreement during the six months ended March 31, 2021.
With respect to the 2021 Revolving Credit Facility, EWT III is required to pay a commitment fee based on the daily unused portion of the 2021 Revolving Credit Facility, as well as certain other fees to the agents and the arrangers under the Senior Facilities. Amounts outstanding under the Senior Facilities, at EWT III’s option, bear interest at either (i) a Base Rate determined in accordance with the terms of the 2021 Credit Agreement, (ii) with respect to any amounts denominated in U.S. dollars or Sterling, LIBOR, or replacement thereof, as determined in accordance with the terms of the 2021 Credit Agreement, or (iii) with respect to amounts denominated in Euros, the EURIBOR, or replacement thereof, as determined in accordance with the terms of the 2021 Credit Agreement. In the case of the 2021 Revolving Credit Facility, an applicable margin based on the consolidated total leverage of EWT III and its restricted subsidiaries, as calculated in accordance with the terms of the 2021 Credit Agreement, will be added to the interest rate elected by EWT III; provided that the interest rate may be adjusted if EWT III meets certain metrics for a sustainability price adjustment prior to December 31, 2021. In the case of the 2021 Term Loan, a fixed applicable margin, calculated in accordance with the terms of the 2021 Credit Agreement, will be added to the interest rate elected by EWT III.
On April 1, 2021, EWT III borrowed the full amount of $475,000 under the 2021 Term Loan and $105,000 under the 2021 Revolving Credit Facility. The 2021 Term Loan was issued at a discount of $2,375, which is recorded as a contra-liability to the carrying amount of debt issued, and is being amortized to interest expense using the effective interest method. The net proceeds of these borrowings under the Senior Facilities, together with the net proceeds of the Receivables Securitization Program (as defined below) and cash on hand, were used to repay all outstanding indebtedness, in an aggregate principal amount of approximately $814,538, under the 2014 Credit Agreement. The proceeds of the 2021 Revolving Credit Facility may also be used to finance or refinance the working capital and capital expenditures needs of EWT III and certain of its subsidiaries and for general corporate purposes.
The 2021 Term Loan matures on April 1, 2028 and requires quarterly principal payments of $1,188 starting in the fourth quarter of 2021. Subject to the terms of the 2021 Credit Agreement, to the extent not previously paid, any amount owed under the 2021 Revolving Credit Facility will become due and payable in full on April 1, 2026.
At June 30, 2021, the Company had (a) $475,000 outstanding under the 2021 Term Loan at an interest rate of 2.63%, comprised of 0.13% LIBOR plus the 2.50% spread, and (b) $95,000 outstanding under the 2021 Revolving Credit Facility at an interest rate of 2.38%, comprised of 0.13% LIBOR plus the 2.25% spread.
The following table summarizes the amount of the Company’s outstanding borrowings and outstanding letters of credit under the 2021 Revolving Credit Facility as of June 30, 2021, and under the 2014 Revolving Credit Facility as of September 30, 2020.

	June 30, 2021	September 30, 2020
Borrowing availability	$350,000	$125,000
Outstanding borrowings	95,000	—
Outstanding letters of credit	11,504	12,963
Unused amounts	$243,496	$112,037

Additional letters of credit under a separate arrangement	$—	$52
Receivables Securitization Program
On April 1, 2021, Evoqua Finance LLC (“Evoqua Finance”), an indirect wholly-owned subsidiary of the Company, entered into an accounts receivable securitization program (the “Receivables Securitization Program”) consisting of, among other agreements, (i) a Receivables Financing Agreement (the “Receivables Financing Agreement”) among Evoqua Finance, as the borrower, the lenders from time to time party thereto (the “Receivables Financing Lenders”), PNC Bank, National Association (“PNC Bank”), as administrative agent, Evoqua Water Technologies LLC (“EWT LLC”), an indirect wholly-owned subsidiary of the Company, as initial servicer, and PNC Capital Markets LLC (“PNC Markets”), as structuring agent, pursuant to which the lenders have made available to Evoqua Finance a receivables finance facility (the “Securitization Facility”) in an amount up to $150,000 and (ii) a Sale and Contribution Agreement (the “Sale Agreement”) among Evoqua Finance, as purchaser, EWT LLC, as initial servicer and as an originator, and Neptune Benson, Inc., an indirectly wholly-owned subsidiary of the Company, as an originator (together with EWT LLC, the “Originators”). Under the Receivables Securitization Program, the Originators, pursuant to the Sale Agreement, are required to sell substantially all of their domestic trade receivables and certain related rights to payment and obligations of the Originators with respect to such receivables (the “Receivables”) to Evoqua Finance, which, in turn, will obtain loans secured by the Receivables from the Receivables Financing Lenders pursuant to the Receivables Financing Agreement. The Receivables underlying any borrowings will continue to be included in Accounts receivable, net, in the Consolidated Balance Sheets of the Company. On April 1, 2021, Evoqua Finance borrowed $142,200 under the Securitization Facility. During the third quarter of 2021, Evoqua Finance borrowed an additional amount under the Securitization Facility and had $148,151 outstanding at June 30, 2021 which includes $51 of accrued interest.
The Receivables Securitization Program contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the Receivables being sold by the Originators and securing the loans made by the Receivables Financing Lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. The Company was in compliance with all covenants during the three months ended June 30, 2021, does not anticipate becoming noncompliant during the year ending September 30, 2021, and therefore does not anticipate any additional repayments during the year ending September 30, 2021.
The Receivables Financing Lenders under the Receivables Securitization Program receive interest at LIBOR or LMIR as selected by Evoqua Finance. The Receivables Financing Agreement contains customary LIBOR benchmark replacement language. The interest rate on the Securitization Facility was 1.35% as of June 30, 2021, comprised of 0.10% LIBOR plus the 1.25% spread. The Receivables Securitization Program matures on April 1, 2024.

Equipment Financings
During the nine months ended June 30, 2021, the Company completed the following equipment financings:

Date Entered	Due	Interest Rate at 6/30/2021	Principal Amount
June 30, 2021	June 30, 2028	3.85%	$1,348
June 30, 2021	July 31, 2029(1)	4.75%	8,378
June 30, 2021	June 30, 2029	4.09%	1,653
March 31, 2021	March 31, 2028	3.85%	3,630
March 31, 2021	June 30, 2029	4.09%	2,559
December 31, 2020	June 30, 2029	4.09%	3,899
December 30, 2020	December 30, 2027	3.73%	3,905
			$25,372
(1)    Represents an advance received from the lender on a multiple draw term loan in which the Company is making interest only payments through August 1, 2022 based on a 1.00% LIBOR floor plus a 3.75% spread. The Company entered into an interest rate swap with an effective date of August 1, 2022 to mitigate risk associated with this variable rate equipment financing, see Note 12, “Derivative Financial Instruments” for further discussion.
Deferred Financing Fees and Discounts
Deferred financing fees and discounts related to the Company’s long-term debt were included as a contra liability to debt on the Consolidated Balance Sheets as follows:

	June 30, 2021	September 30, 2020
Current portion of deferred financing fees and discounts (1)	$(1,791)	$(2,112)
Long-term portion of deferred financing fees and discounts (2)	(10,426)	(7,324)
Total deferred financing fees and discounts	$(12,217)	$(9,436)
(1)Included in Current portion of debt, net of deferred financing fees and discounts on the Consolidated Balance Sheets.
(2)Included in Long-term debt, net of deferred financing fees and discounts on the Consolidated Balance Sheets.
As a result of the refinancing on April 1, 2021, the Company wrote off approximately $1,333 of deferred financing fees related to the 2014 Term Loan. In addition, the Company incurred approximately $4,985 of fees, of which approximately $1,931 were recorded as deferred financing fees on the Consolidated Balance Sheets and approximately $3,054 were expensed. During the nine months ended June 30, 2021, the Company incurred approximately $822 of fees related to the Receivables Securitization Program and $467 of fees related to an equipment financing which were recorded as deferred financing fees on the Consolidated Balance Sheets.
Amortization of deferred financing fees and discounts included in interest expense were $437 and $277 for the three months ended June 30, 2021 and 2020, respectively and $1,481 and $1,213 for the nine months ended June 30, 2021 and 2020, respectively.

Repayment Schedule
Aggregate maturities of all long‑term debt, including current portion of long‑term debt and excluding finance lease obligations as of June 30, 2021, are presented below:

Fiscal Year
Remainder of 2021	$3,372
2022	13,612
2023	14,536
2024	161,158
2025	14,579
Thereafter	594,604
Total	$801,861
12. Derivative Financial Instruments
Interest Rate Risk Management
The Company is subject to market risk exposure arising from changes in interest rates on the senior secured credit facilities as well as variable rate equipment financings, which bear interest at rates that are indexed against LIBOR. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to mitigate its exposure to rising interest rates.
To accomplish these objectives, on June 30, 2021, the Company entered into an interest rate swap with an effective date of August 1, 2022 to mitigate risk associated with a variable rate equipment financing. The interest rate swap provides for a fixed rate of 5.25%, has a notional amount of $31,000 and a term of seven years. The interest rate swap has been designated as a cash flow hedge.
On May 22, 2020, the Company entered into an interest rate swap to mitigate risks associated with variable rate debt. The interest rate swap became effective on June 30, 2020, has a term of five years to hedge the variability of interest payments on the first $500,000 of the Company’s senior secured debt and fixes LIBOR on this portion of the senior secured debt at 0.55%. The interest rate swap has been designated as a cash flow hedge.
Foreign Currency Risk Management
The Company’s functional currency is the U.S. dollar. By operating internationally, the Company is subject to foreign currency risk from transactions denominated in currencies other than the U.S. dollar (“foreign currencies”). To mitigate cross-currency transaction risk, the Company analyzes significant exposures where it has receipts or payments in a currency other than the functional currency of its operations, and from time to time may strategically enter into short-term foreign currency forward contracts to lock in some or all of the cash flows associated with these transactions. The Company is also subject to currency translation risk associated with converting the foreign operations’ financial statements into U.S. dollars. The Company uses foreign currency derivative contracts in order to manage the effect of exchange fluctuations on forecasted sales and purchases that are denominated in foreign currencies. To mitigate the impact of foreign exchange rate risk, the Company entered into a series of forward contracts designated as cash flow hedges. As of June 30, 2021, the notional amount of the forward contracts held to sell foreign currencies was $7,392.
Commodity Price Risk Management
The Company is subject to changes in index pricing of platinum. To mitigate price risk of certain platinum purchase contracts, the Company has entered into a financially settled platinum swap designated as a cash flow hedge.
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
Derivatives Designated as Cash Flow Hedges
The Company accounts for derivatives and hedging activities in accordance with ASC Topic No. 815, Derivatives and Hedging (“Topic No. 815”). As required by Topic No. 815, the Company records all derivatives on the balance sheet at fair value and adjusts to market on a quarterly basis. The Company’s interest rate swaps are valued based on readily-observable market inputs, such as quotations on interest rates and LIBOR yield curves at the reporting date. The Company’s foreign currency forward contracts are valued based on quoted forward foreign exchange prices and spot rates at the reporting date. The Company’s platinum swap is valued using the LBMA Platinum Price PM Index at the reporting date. For a derivative that is designated as a cash flow hedge, changes in the fair value of the derivative are recognized in Accumulated other comprehensive income (loss), net of tax (“AOCI”) until the hedged item affects earnings. The Company does not use derivative financial instruments for trading or speculative purposes.
The following represents the fair value recorded for derivatives designated as cash flow hedges for the periods presented:

		Asset Derivatives
	Balance Sheet Location	June 30, 2021	September 30, 2020
Interest rate swaps	Prepaid and other current assets	$2,443	$—
Foreign currency forward contracts	Prepaid and other current assets	48	133

		Liability Derivatives
	Balance Sheet Location	June 30, 2021	September 30, 2020
Interest rate swaps	Accrued expenses and other current liabilities	$376	$4,669
Foreign currency forward contracts	Accrued expenses and other current liabilities	113	47
Commodity swaps	Accrued expenses and other current liabilities	16	—
The following represents the amount of (loss) gain recognized in AOCI (net of tax) during the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Interest rate swaps	$(4,157)	$(3,258)	$5,111	$(3,258)
Interest rate cap	—	(20)	—	(19)
Foreign currency forward contracts	67	10	(265)	(150)
Commodity swaps	(16)	—	(16)	—
	$(4,106)	$(3,268)	$4,830	$(3,427)
The following represents the amount of gain (loss) reclassified from AOCI into earnings during the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
Location of (Loss) Gain	2021	2020	2021	2020
Cost of product sales and services	$9	$(2)	$(4)	$(8)
General and administrative expense	—	48	(72)	$78
Selling and marketing expense	—	—	(39)	28
Interest expense	(591)	—	(1,624)	—
	$(582)	$46	$(1,739)	$98
Based on the fair value amounts of the Company’s cash flow hedges at June 30, 2021, the Company expects that approximately $56 of pre-tax net losses will be reclassified from AOCI into earnings during the next twelve months. The amount ultimately realized, however, will differ as exchange rates vary and the underlying contracts settle.
Derivatives Not Designated as Cash Flow Hedges
The following represents the fair value recorded for derivatives not designated as cash flow hedges for the periods presented:

		Asset Derivatives
	Balance Sheet Location	June 30, 2021	September 30, 2020
Foreign currency forward contracts	Prepaid and other current assets	$11	$7

		Liability Derivatives
	Balance Sheet Location	June 30, 2021	September 30, 2020
Foreign currency forward contracts	Accrued expenses and other current liabilities	$7	$—
13. Product Warranties
A reconciliation of the activity related to the accrued warranty, including both the current and long‑term portions, is as follows:

	Current Product Warranties		Non-Current Product Warranties
	Nine Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of the period	$6,115	$4,922	$1,724	$2,332
Warranty provision for sales	5,680	2,496	1,577	481
Settlement of warranty claims	(3,826)	(3,243)	(701)	(1,298)
Amounts related to sale of the Memcor product line	—	795	—	136
Foreign currency translation and other	94	276	29	(51)
Balance at end of the period	$8,063	$5,246	$2,629	$1,600
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
The Company currently expects to incur approximately $1,300 to $2,300 of costs through the remainder of fiscal 2021 related to restructuring charges following the sale of the Memcor product line. The Company currently expects to incur approximately $200 to $400 of cash costs through the remainder of fiscal 2021 as a result of its transition to a two-segment operating model related to other non-employee related business optimizations. The Company currently expects to incur approximately $1,000 to $1,400 of costs through the remainder of fiscal 2021 related to the restructuring within certain divisions of the Integrated Solutions and Services segment.
The table below sets forth the amounts accrued for the restructuring components and related activity:

	Nine Months Ended June 30,
	2021	2020
Balance at beginning of the period	$970	$655
Restructuring charges following the sale of the Memcor product line	4,649	4,758
Restructuring charges related to two-segment realignment	830	1,866
Restructuring charges related to other initiatives	1,856	1,141
Release of prior reserves	(296)	(62)
Write off charges	(966)	—
Cash payments	(6,349)	(7,314)
Other adjustments	8	—
Balance at end of the period	$702	$1,044
The balances for accrued restructuring liabilities at June 30, 2021 and September 30, 2020, are recorded in Accrued expenses and other liabilities on the Consolidated Balance Sheets. Restructuring charges primarily represent severance charges and other employee costs, fixed asset write-offs and certain relocation expenses. The Company expects to pay the remaining amounts accrued as of June 30, 2021 during the remainder of fiscal 2021.
The table below sets forth the location of amounts recorded above on the Unaudited Consolidated Statements of Operations:

	Nine Months Ended June 30,
	2021	2020
Cost of product sales and services	$4,341	$5,198
General and administrative expense	1,675	2,310
Sales and marketing expense	348	173
Research and development expense	(15)	22
Other operating expense, net	690	—
	$7,039	$7,703
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
The components of net periodic benefit cost for the plans were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Service cost	$287	$259	$858	$779
Interest cost	81	67	240	203
Expected return on plan assets	(88)	(30)	(262)	(89)
Amortization of actuarial losses	266	235	640	706
Pension expense for defined benefit plans	$546	$531	$1,476	$1,599
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

Annual Effective Tax Rate
The updated PAETR, which excludes the impact of discrete items, was 19.7% and 3.9% as of the nine months ended June 30, 2021 and 2020, respectively. For the nine months ended June 30, 2021, the PAETR was lower than the U.S. federal statutory rate of 21.0% primarily due to the impact of maintaining a U.S. valuation allowance that is provided on U.S. deferred tax assets offset by changes in the mix of earnings between countries, some of which have higher statutory rates, and it is higher than the prior year’s rate which included the impact of the sale of the Memcor product line and the impact on deferred tax liabilities related to indefinite lived intangibles, a portion of which was reversed in relation to the sale of the Memcor product line.
The Company continues to maintain a full valuation allowance on U.S. federal and state net deferred tax assets (excluding the tax effects of deferred tax liabilities associated with indefinite lived intangibles) for the period ending June 30, 2021 as a result of pretax losses incurred since the Company’s inception in early 2014. The Company reported positive U.S. pre-tax earnings for the first time in 2017 and again in 2020 and is projecting positive pre-tax earnings in 2021, however, the Company generated pre-tax losses in all other years. The Company was in a three-year cumulative loss position at September 30, 2019, but was no longer in a three-year cumulative loss position at September 30, 2020. The Company believes it is prudent to retain a valuation allowance until a more consistent pattern of earnings is established and net operating loss carryforwards begin to be utilized.
Current and Prior Period Tax Expense
For the three months ended June 30, 2021, the Company recognized income tax expense of $3,887 on pretax income of $17,086. The rate of 22.7% differed from the U.S. statutory rate of 21.0% principally due to the impact of higher earnings in non-U.S. tax jurisdictions, some with higher statutory rates, which increases overall tax expense, and lower earnings in the U.S., which does not impact tax expense due to the U.S. valuation allowance.
For the three months ended June 30, 2020, the Company recognized income tax expense of $740 on pretax income of $22,581. The rate of 3.3% differed from the U.S. statutory rate of 21.0% principally due to the favorable impact to the PAETR of the gain on the sale of the Memcor product line which did not generate significant tax expense due to the combination of the U.S. valuation allowance and favorable foreign tax regimes, as well as the favorable impact of the reversal of a portion of deferred tax liabilities related to indefinite lived intangibles.
For the nine months ended June 30, 2021, the Company recognized income tax expense of $7,672 on pretax income of $32,430. The rate of 23.7% differed from the statutory rate of 21.0% principally due to the unfavorable impact of discrete items related to an adjustment for prior periods and recording an uncertain tax position related to a tax audit in a foreign jurisdiction, as well as the impact of higher earnings in non-U.S. tax jurisdictions, which increases overall tax expense, and lower earnings in the U.S., which does not impact tax expense due to the U.S. valuation allowance.
For the nine months ended June 30, 2020, the Company recognized income tax expense of $3,336 on pretax income of $86,593. The rate of 3.9% differed from the statutory rate of 21.0% principally due to the gain on the sale of the Memcor product line, which did not generate significant tax expense due to the combination of the U.S. valuation allowance and favorable foreign tax regimes, as well as the favorable impact of the reversal of a portion of deferred tax liabilities related to indefinite lived intangibles.
At June 30, 2021 and 2020, the Company had gross unrecognized tax benefits of $1,805 and $1,313 respectively.
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

As of June 30, 2021, there were approximately 2,177 shares available for future grants, however, the Company does not currently intend to make additional grants under the Stock Option Plan.
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

On May 18, 2021 (the “Grant Date”), the Compensation Committee of the Board approved and the Company granted special one-time awards of 234 restricted stock units (“Special RSUs”) and 469 performance share units (“Special PSUs”) under the Equity Incentive Plan to certain executive officers of the Company. Subject to the applicable executive officer’s continued employment with the Company and the terms and conditions of the Equity Incentive Plan and the related award agreement, the Special RSUs will vest ratably over a three-year period on each annual anniversary of the Grant Date, and the Special PSUs will be earned incrementally in three tranches of 25%, 25%, and 50% after one-, two-, and three-year performance periods, respectively, and will cumulatively be paid, if earned, after the end of the three-year performance period ending on May 18, 2024, based on the Company’s total stockholder return (“TSR”) compared to peer water companies, including certain U.S.-listed companies included in the S&P Global Water Index (the “Peer Companies”). Each tranche of the Special PSUs reflects the right to receive between 50% and 100% of the shares underlying such tranche based on the Company’s TSR as compared to the Peer Companies (“Relative TSR”) for the applicable performance period. Subject to certain exceptions provided in the award agreements in the event of death, disability, or change in control, for each tranche, Special PSUs will be earned as follows: 100% if Relative TSR for the period is at the 80th percentile or above; 50% if Relative TSR for the period is at the 60th percentile; and 0% if Relative TSR is below the 60th percentile. Linear interpolation will be used to determine the percentage of each tranche earned when Relative TSR is between the 60th percentile and the 80th percentile for the applicable performance period. The payout for each tranche of the Special PSUs is capped at 100% even if Relative TSR exceeds the 80th percentile for the applicable period. If the Company’s TSR is negative for any performance period, the number of Special PSUs that may vest for the corresponding tranche will be capped at 50% of the amount that otherwise would have been earned for the period.

As of June 30, 2021, there were approximately 4,336 shares available for grants under the Equity Incentive Plan.

Option awards are granted at various times during the year, vest ratably at 25% per year, and are exercisable at the time of vesting. The options granted have a ten-year contractual term.

A summary of the stock option activity as of June 30, 2021 is presented below:

(In thousands, except per share amounts)	Options	Weighted Average Exercise Price/Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2020	7,430	$10.30	5.9 years	$83,152
Granted	611	24.76
Exercised	(2,548)	6.50
Forfeited	(42)	20.70
Outstanding at June 30, 2021	5,450	$13.61	6.1 years	$109,936
Options exercisable at June 30, 2021	3,505	$9.66	4.9 years	$84,548
Options vested and expected to vest at June 30, 2021	5,388	$13.50	6.1 years	$109,276
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the nine months ended June 30, 2021 was $51,448.

A summary of the status of the Company's non-vested stock options as of and for the nine months ended June 30, 2021 is presented below.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Nonvested at beginning of period	2,166	$5.56
Granted	611	8.98
Vested	(790)	5.53
Forfeited	(42)	6.73
Nonvested at end of period	1,945	$6.62
The total fair value of options vested during the nine months ended June 30, 2021, was $4,371.

The following is a summary of the RSU activity for the nine months ended June 30, 2021.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Outstanding at September 30, 2020	750	$17.86
Granted	729	25.94
Vested	(239)	17.55
Forfeited	(23)	20.38
Cancelled	(7)	21.22
Outstanding at June 30, 2021	1,210	$22.72
Expected to vest at June 30, 2021	1,147	$22.57
The following is a summary of the Special PSU activity for the nine months ended June 30, 2021.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Granted	469	$16.92
Nonvested at end of period	469	$16.92
Expected to vest	422	$16.92
Expense Measurement and Recognition
The Company recognizes share-based compensation for all currently outstanding awards and, in future periods, will recognize compensation costs for the unvested portion of awards based on grant date fair values. Total share-based compensation expense was $5,526 and $2,542 during the three months ended June 30, 2021 and 2020, respectively, of which $4,228 and $2,520 was non-cash, respectively. Total share-based compensation expense was $11,816 and $8,559 during the nine months ended June 30, 2021 and 2020, respectively, of which $10,461 and $8,504 was non-cash, respectively. The unrecognized compensation expense related to stock options, RSUs, and Special PSUs was $10,309, $22,934 and $7,611, respectively at June 30, 2021, and is expected to be recognized over a weighted average period of 2.3 years, 2.4 years and 2.9 years, respectively. The Company received $18,096 from the exercise of stock options during the nine months ended June 30, 2021.

Employee Stock Purchase Plan
Effective October 1, 2018, the Company implemented an employee stock purchase plan (the “ESPP”) which allows employees to purchase shares of the Company’s stock at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last business day of a six-month purchase period within the offering period. These purchases are offered twice throughout each fiscal year, and are paid by employees through payroll deductions over the respective six month purchase period, at the end of which the stock is transferred to the employees. On December 21, 2018, the Company registered 11,297 shares of common stock, par value $0.01 per share, of which 5,000 are available for future issuance under the ESPP. During the three months ended June 30, 2021 and 2020, the Company incurred compensation expense of $249 and $153, respectively, in salaries and wages with respect to the ESPP, representing the fair value of the discounted price of the shares. During the nine months ended June 30, 2021 and 2020, the Company incurred compensation expense of $652 and $227, respectively. These amounts are included in the total share-based compensation expense above. On October 2, 2020 and April 1, 2021, 120 and 62 shares, respectively, were issued under the ESPP.
18. Concentration of Credit Risk
The Company’s cash and cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. The Company’s trade receivables do not represent a significant concentration of credit risk at June 30, 2021 and September 30, 2020 due to the wide variety of customers and markets into which products are sold and their dispersion across geographic areas. The Company does perform ongoing credit evaluations of its customers and maintains an allowance for potential credit losses on trade receivables. As of and for the three and nine months ended June 30, 2021 and 2020, no customer accounted for more than 10% of net sales or net accounts receivable.
The Company operates predominantly in ten countries worldwide and provides a wide range of proven product brands and advanced water and wastewater treatment technologies, mobile and emergency water supply solutions, and service contract options through its Integrated Solutions and Services and Applied Product Technologies segments. The Company is a multi-national business but its sales and operations are primarily in the U.S. Sales to unaffiliated customers are based on the Company locations that maintain the customer relationship and transact the external sale.
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
The following summarizes the Company’s outstanding letters of credit and surety bonds as of June 30, 2021 and September 30, 2020, respectively.

	June 30, 2021	September 30, 2020
Revolving credit capacity	$60,000	$45,000
Letters of credit outstanding	11,504	12,963
Remaining revolving credit capacity	$48,496	$32,037

Surety capacity	$250,000	$230,000
Surety issuances	141,837	152,990
Remaining surety available	$108,163	$77,010
The longest maturity date of letters of credit and surety bonds in effect as of June 30, 2021 was March 20, 2030.
Litigation
From time to time, as a normal incident of the nature and kind of business in which the Company is engaged, various claims or charges are asserted and litigation is commenced against it arising from or related to: product liability; personal injury; trademarks, trade secrets, or other intellectual property; shareholder disputes; labor and employee disputes; commercial or contractual disputes; breach of warranty; or environmental matters. Claimed amounts may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. While it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed or decided unfavorably, the Company does not expect that any asserted or un-asserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on its results of operations, or financial condition.

As of June 30, 2021, an accrued liability of $16,650 relating to the proposed settlement of securities litigation and a corresponding asset for the related insurance coverage of $16,650 is included in Accrued expenses and other liabilities and Prepaid and other current assets on the Consolidated Balance Sheets, respectively. See Part II, Item 1, “Legal Proceedings,” for additional information regarding legal proceedings in which the Company is engaged.
20. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	June 30, 2021	September 30, 2020
Salaries, wages and other benefits	$67,648	$67,766
Provisions for litigation(1)	19,439	2,580
Obligation under operating leases	13,293	12,767
Obligation under finance leases	12,097	11,362
Third party commissions	9,415	9,270
Taxes, other than income	5,675	5,316
Insurance liabilities	3,377	3,954
Earn-outs related to acquisitions	1,056	295
Severance payments	702	970
Fair value of liability derivatives	512	4,716
Other	31,913	24,393
	$165,127	$143,389
(1)     At June 30, 2021, provisions for litigation includes an accrued liability of $16,650 relating to the proposed settlement of securities litigation. See Note 19, “Commitments and Contingencies” for further discussion.
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
The Company has two reportable operating segments, Integrated Solutions and Services and Applied Product Technologies. The business segments are described as follows:
Integrated Solutions and Services is a group entirely focused on engaging directly with end users through direct sales with a market vertical focus. Integrated Solutions and Services provides tailored services and solutions in collaboration with the customers backed by life‑cycle services including on‑demand water, outsourced water, recycle / reuse, and emergency response service alternatives to improve operational reliability, performance, and environmental compliance. Key offerings within this segment also include equipment systems for industrial needs (influent water, boiler feed water, ultrahigh purity, process water, wastewater treatment, and recycle / reuse), full-scale outsourcing of operations and maintenance, and municipal services, including odor and corrosion control services.
Applied Product Technologies is focused on developing product platforms to be sold primarily through third party channels. This segment primarily engages in indirect sales through independent sales representatives, distributors, and aftermarket channels. Applied Product Technologies provides a range of highly differentiated and scalable products and technologies specified by global water treatment designers, original equipment manufacturers (“OEMs”), engineering firms, and integrators. Key offerings within this segment include filtration and separation, disinfection, wastewater solutions, anode and electrochlorination technology, and aquatics technologies and solutions for the global recreational and commercial pool market.

Corporate activities include general corporate expenses, elimination of inter-segment transactions, interest income and expense, and certain other charges. Certain other charges may include restructuring and other business transformation charges that have been undertaken to align and reposition the Company to the current reporting structure, acquisition related costs (including transaction costs and certain integration costs,) and share-based compensation charges.
Since certain administrative and other operating expenses and other items have not been allocated to business segments, the results in the below table are not necessarily a measure computed in accordance with generally accepted accounting principles and may not be comparable to other companies.
Reportable operating segment revenue and operating profit for the three and nine months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Total revenue
Integrated Solutions and Services	$245,414	$230,314	$690,370	$702,938
Applied Product Technologies	149,434	136,350	419,122	404,303
Total revenue	394,848	366,664	1,109,492	1,107,241
Intersegment revenue
Integrated Solutions and Services	5,727	1,603	11,832	8,204
Applied Product Technologies	19,440	17,234	59,222	53,442
Total intersegment revenue	25,167	18,837	71,054	61,646
Revenue to external customers
Integrated Solutions and Services	239,687	228,711	678,538	694,734
Applied Product Technologies	129,994	119,116	359,900	350,861
Total revenue	$369,681	$347,827	$1,038,438	$1,045,595

Operating profit (loss)
Integrated Solutions and Services	$37,793	$32,608	$94,934	$102,457
Applied Product Technologies	22,735	23,588	54,218	110,480
Corporate	(32,218)	(23,130)	(88,430)	(89,024)
Total operating profit	28,310	33,066	60,722	123,913
Interest expense	(11,224)	(10,485)	(28,292)	(37,320)
Income before income taxes	17,086	22,581	32,430	86,593
Income tax expense	(3,887)	(740)	(7,672)	(3,336)
Net income	$13,199	$21,841	$24,758	$83,257

	June 30, 2021	September 30, 2020
Assets
Integrated Solutions and Services	$862,288	$835,307
Applied Product Technologies	611,785	598,701
Corporate	369,085	410,450
Total assets	$1,843,158	$1,844,458

22. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings from continuing operations per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Numerator for basic and diluted earnings per common share—Net income attributable to Evoqua Water Technologies Corp.	$13,155	$21,384	$24,624	$82,341
Denominator:
Denominator for basic net income per common share—weighted average shares	119,015	116,621	119,015	116,621
Effect of dilutive securities:
Share‑based compensation	3,245	3,595	3,312	4,432
Denominator for diluted net income per common share—adjusted weighted average shares	122,260	120,216	122,327	121,053
Basic earnings attributable to Evoqua Water Technologies Corp. per common share	$0.11	$0.18	$0.21	$0.71
Diluted earnings attributable to Evoqua Water Technologies Corp. per common share	$0.11	$0.18	$0.20	$0.68
23. Subsequent Events
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
Overview
We are a leading provider of mission-critical water and wastewater treatment solutions, offering a broad portfolio of products, services, and expertise to support industrial, municipal, and recreational customers who value water. With over 200,000 installations worldwide, we hold leading positions in the industrial, commercial and municipal water treatment markets. We are headquartered in Pittsburgh, Pennsylvania, with locations across ten countries. We have a comprehensive portfolio of differentiated, proprietary technologies offered under market‑leading and well‑established brands. Our core technologies are primarily focused on removing impurities from water, rather than neutralizing them through the addition of chemicals.
Our solutions are designed to provide our customers with the quantity and quality of water necessary to meet their unique specifications. We enable our customers to achieve lower costs through greater uptime, throughput and efficiency in their operations while supporting their regulatory compliance and environmental sustainability requirements. We deliver and maintain these mission critical solutions through our extensive North American service network, and we sell our products and technologies internationally through direct and indirect sales channels. We have worked to protect water, the environment, and our employees for more than 100 years. As a result, we have earned a reputation for quality, safety and reliability around the world. Our employees are united by a common purpose: Transforming water. Enriching life.®
Our vision “to be the world’s first choice for water solutions” and our values of “integrity, customers, sustainable, and performance” foster a culture that is focused on establishing a workforce that is enabled, empowered and accountable, creating a highly dynamic work environment.
We serve our customers through the following two segments:
•Integrated Solutions and Services segment, which provides application-specific solutions and full lifecycle services for critical water and wastewater applications across numerous end markets, including on‑demand water, outsourced water, recycle and reuse, and emergency response service alternatives to improve operational reliability, performance and environmental compliance; and
•Applied Product Technologies segment, which provides a highly differentiated and scalable range of water and wastewater products and technologies that can be stand-alone or as components in integrated solutions to a diverse set of system specifiers, integrators, and end-users around the globe.
Our segments draw from the same reservoir of leading technologies, shared manufacturing infrastructure, common business processes, and corporate philosophies. The key factors used to identify these reportable operating segments are the organization and alignment of our internal operations, the nature of the products and services and customer type. We expect to drive growth in our segments through market expansion, leveraging our existing customer base and recurring service model, innovation through new product technology development, a focus on operational excellence, and strategic acquisitions. For a detailed discussion of our growth drivers, see our 2020 Annual Report.

Recent Developments, Key Factors and Trends Affecting Our Business and Financial Statements
Our 2020 Annual Report includes a discussion of various key factors and trends that we believe have affected or may affect our operating results. The following discussion highlights recent developments, as well as significant changes in these key factors and trends.
Impact of the COVID-19 pandemic. Our business has been considered essential under federal and local standards, and we have maintained business continuity at our critical service branches and manufacturing facilities to date. We have taken measures throughout the duration of the pandemic to protect our employees, including implementation of remote working practices where possible and enhanced safety procedures for employees on site at our facilities and our customers’ facilities, and to manage our supply chain to ensure that necessary personal protective equipment is available to our personnel. These measures have resulted in additional incremental costs and reductions in service productivity over the course of the pandemic, although neither had a significant impact on our financial results in the three months ended June 30, 2021.
To date, the pandemic has negatively impacted volume across our business, due primarily to customer site access restrictions, temporary customer site closures, and temporary delays in annual maintenance activities by customers in certain end markets, although we have started to see volume rebound in certain end markets during the third quarter, as further discussed below in the discussion of our results of operations. Along with this increase in volume, in the third quarter we experienced increases in certain discretionary costs that were the subject of cost reduction actions earlier in the pandemic, particularly employee travel expenses. We have continued to focus on collecting outstanding customer account balances, and, through June 30, 2021, we have not experienced any deterioration in collections from our customers. We continue to evaluate the impact of the pandemic on our business and the potential effects of recent spikes in COVID-19 cases in certain regions, as well as challenges created by the macro-economic conditions associated with the reopening and reacceleration of global economies. These challenges include disruptions in our supply chain, material price inflation, shortages of and delays in obtaining certain materials and component parts, labor shortages, and wage inflation. We have taken and continue to take measures to mitigate the impact of these challenges, but if sustained, they could have a material adverse effect on our results of operations.

For more information regarding factors and events that may impact our business, results of operations and financial condition as a result of the COVID-19 pandemic, see “Risk Factors-Risks Related to the COVID-19 Pandemic” included in Part I, Item 1A. “Risk Factors” in the 2020 Annual Report.
Acquisitions and divestitures. On December 17, 2020, we acquired the industrial water business of Ultrapure & Industrial Services, LLC (“Ultrapure”) for $8.7 million cash paid at closing. On April 1, 2021, we paid an additional $0.3 million as a result of net working capital adjustments. Ultrapure, based out of Texas, provides customers across multiple end markets with a variety of water treatment products and services, including service deionization, reverse osmosis, UV, and ozonation. Ultrapure will strengthen the Company’s service capabilities in the Houston and Dallas markets and is a part of the Integrated Solutions and Services segment. During the nine months ended June 30, 2021, the Company incurred approximately $0.2 million in acquisition costs, which are included in General and administrative expense on the Unaudited Consolidated Statements of Operations.
On March 1, 2021, we completed the divestiture of the Lange containment system, geomembrane, and geosynthetic liner product line (the “Lange Product Line”) for $0.9 million in cash at closing. The Lange Product Line was a part of the Integrated Solutions and Services segment. During the nine months ended June 30, 2021, the Company recognized a loss of $0.2 million on the divestiture.
On April 1, 2021, we acquired Water Consulting Specialists, Inc (“WCSI”) for $12.0 million cash paid at closing. In addition, we recorded a liability of $0.8 million associated with an earn-out related to the acquisition, which is included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. WCSI is a leader in the design, manufacturing, and service of industrial high-purity water treatment systems. The acquisition strengthens the Company’s portfolio of high-purity water treatment systems and provides the opportunity to further expand its digitally enabled solutions and services in key industrial markets. WCSI is a part of the Integrated Solutions and Services segment. During the nine months ended June 30, 2021, the Company incurred approximately $0.1 million in acquisition costs, which are included in General and administrative expense on the Unaudited Consolidated Statements of Operations.
On December 31, 2019, we completed the sale of the Memcor product line to DuPont de Nemours, Inc. The Company recognized a $49.0 million net pre-tax benefit on the sale of the Memcor product line, net of $8.3 million of discretionary compensation payments to employees in connection with the transaction and $1.0 million in transaction costs incurred in the nine months ended June 30, 2020.
On October 1, 2019, we acquired a 60% investment position in San Diego-based Frontier Water Systems, LLC (“Frontier”), which included an agreement to purchase the remaining 40% interest in Frontier on or prior to March 30, 2024. This agreement gave holders of the remaining 40% interest in Frontier (the “Minority Owners”) the right to sell to Evoqua up to approximately 10% of the outstanding equity in Frontier at a predetermined price, which right was exercisable by the Minority Owners between January 1, 2021 and February 28, 2021 (the “Option”). The Minority Owners exercised the Option, and on April 8, 2021, the Company completed the purchase of an additional 8% of the outstanding equity in Frontier for approximately $1.5 million. As a result, the Company’s ownership position in Frontier increased to 68%.
We continue to actively evaluate acquisition opportunities that are consistent with our business strategy. We maintain a robust pipeline of potential acquisition targets, developed by our management team as well as various outside industry experts and consultants.
Debt refinancing. On April 1, 2021, we completed the refinancing of the term loan (the “2014 Term Loan”) outstanding under our First Lien Credit Agreement dated January 15, 2014 (as modified, amended or supplemented from time to time, the “2014 Credit Agreement”), among EWT Holdings III Corp. (“EWT III”), EWT Holdings II Corp. (“EWT II”), the lenders party thereto and Credit Suisse AG as administrative agent and collateral agent. On April 1, 2021, EWT III entered into a Credit Agreement (the “2021 Credit Agreement”) among EWT III, as borrower, EWT II, as parent guarantor, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and ING Capital, LLC, as sustainability coordinator, which provides for (i) a senior secured term loan facility relating to a term loan (the “2021 Term Loan”) in the amount of $475.0 million maturing on April 1, 2028, and (ii) a multi-currency senior secured revolving credit facility in an aggregate principal amount not to exceed the U.S. dollar equivalent of $350.0 million (the “2021 Revolving Credit Facility”) maturing on April 1, 2026.
On April 1, 2021, Evoqua Finance LLC (“Evoqua Finance”) entered into an accounts receivable securitization program (the “Receivables Securitization Program”) consisting of, among other agreements, (i) a Receivables Financing Agreement (the “Receivables Financing Agreement”) among Evoqua Finance, as the borrower, the lenders from time to time party thereto (the “Receivables Financing Lenders”), PNC Bank, National Association (“PNC Bank”), as administrative agent, Evoqua Water Technologies LLC (“EWT LLC”), an indirect wholly-owned subsidiary of the Company, as initial servicer, and PNC Capital Markets LLC (“PNC Markets”), as structuring agent, pursuant to which the lenders have made available to Evoqua Finance a receivables finance facility (the “Securitization Facility”) in an amount up to $150.0 million maturing on April 1, 2024, and (ii) a Sale and Contribution Agreement (the “Sale Agreement”) among Evoqua Finance, as purchaser, EWT LLC, as initial servicer and as an originator, and Neptune Benson, Inc., an indirectly wholly-owned subsidiary of the Company, as an originator (together with EWT LLC, the “Originators”).

On April 1, 2021, we borrowed $475.0 million under the 2021 Term Loan, $105.0 million under the 2021 Revolving Credit Facility and $142.2 million under the Securitization Facility. The net proceeds of these facilities, together with cash on hand, were used to repay all outstanding indebtedness under our 2014 Credit Agreement, in an aggregate principal amount of approximately $814.5 million. The reduction in the outstanding principal amount of our term loan of approximately $340.0 million was funded by draws on the 2021 Revolving Credit Facility, the Securitization Facility and $100.0 million of cash on hand. In addition to extending the maturities of our term loan and previous revolving credit facility, the refinancing reduced our weighted average cash borrowing cost and improved liquidity. See “Liquidity and Capital Resources” below for additional information. At June 30, 2021, the Company had $475.0 million outstanding under the 2021 Term Loan, $95.0 million outstanding on the 2021 Revolving Credit Facility, and $148.2 million outstanding under the Securitization Facility.
Legal Settlement. As of June 30, 2021, an accrued liability of $16.7 million relating to the proposed settlement of securities litigation and a corresponding asset for the related insurance coverage of $16.7 million is included in Accrued expenses and other liabilities and Prepaid and other current assets on the Consolidated Balance Sheets, respectively. See Part II, Item 1, “Legal Proceedings,” for additional information regarding legal proceedings in which we are engaged.

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

Revenue
Our revenue is a function of sales volumes and selling prices. We report revenue by segment and by source which includes revenue from product sales (capital projects and aftermarket) and revenue from service. Revenue is used by management to evaluate the performance of our business. Organic revenue is defined as revenue excluding the impact of foreign currency translation and inorganic revenue. Inorganic revenue represents the impact from acquisitions and divestitures during the first 12 months following the closing of the acquisition or divestiture. Divestitures include sales of insignificant portions of our business that did not meet the criteria for classification as a discontinued operation. Management believes that reporting organic revenue provides useful information to investors by helping identify underlying growth trends in our core business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. We exclude the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions and divestitures because they can obscure underlying business trends and make comparisons of long-term performance difficult between the Company and its peers due to the varying nature, size and number of transactions from period to period. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of organic revenue.

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

Net income (loss)

Net income (loss) is determined by subtracting operating expenses and interest expense from, and adding other operating income (expense), equity income (loss) from our partnership interest in Treated Water Outsourcing and income tax benefit (expense) to, gross profit. Net income (loss) is used by the Company to measure profitability as well as the overall health of the business.

Adjusted EBITDA
Adjusted EBITDA, which is a non-GAAP financial measure, is one of the primary metrics used by management to evaluate the strength and financial performance of our core business. Adjusted EBITDA is defined as net income (loss) before interest expense, income tax benefit (expense) and depreciation and amortization, adjusted for the impact of certain other items, including restructuring and related business transformation costs, share-based compensation, transaction costs, and other gains, losses and expenses that we believe do not directly reflect our underlying business operations. We present adjusted EBITDA because we believe it is frequently used by analysts, investors and other interested parties to evaluate and compare operating performance and value companies within our industry. Further, we believe it is helpful in highlighting trends in our operating results and provides greater clarity and comparability period over period to management and our investors regarding the operational impact of long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate, and capital investments. In addition, adjusted EBITDA highlights true business performance by removing the impact of certain items that management believes do not directly reflect our underlying operations and provides investors with greater visibility into the ongoing organic drivers of our business performance.
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

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended June 30,					Nine Months Ended June 30,
	2021		2020			2021		2020
(In millions, except per share amounts)		% of Revenue		% of Revenue	% Variance		% of Revenue		% of Revenue	% Variance
Revenue from product sales and services	$369.7	100.0%	$347.8	100.0%	6.3%	$1,038.4	100.0%	$1,045.6	100.0%	(0.7)%
Gross profit	$117.0	31.6%	$110.2	31.7%	6.2%	$318.3	30.7%	$327.2	31.3%	(2.7)%
Total operating expenses	$(90.1)	(24.4)%	$(77.5)	(22.3)%	16.3%	$(259.6)	(25.0)%	$(264.3)	(25.3)%	(1.8)%
Other operating income, net	$1.4	0.4%	$0.4	0.1%	250.0%	$2.0	0.2%	$61.0	5.8%	(96.7)%
Interest expense	$(11.2)	(3.0)%	$(10.5)	(3.0)%	6.7%	$(28.3)	(2.7)%	$(37.3)	(3.6)%	(24.1)%
Income before income taxes	$17.1	4.6%	$22.6	6.5%	(24.3)%	$32.4	3.1%	$86.6	8.3%	(62.6)%
Income tax expense	$(3.9)	(1.1)%	$(0.8)	(0.2)%	387.5%	$(7.7)	(0.7)%	$(3.3)	(0.3)%	133.3%
Net income	$13.2	3.6%	$21.8	6.3%	(39.4)%	$24.7	2.4%	$83.3	8.0%	(70.3)%
Net income attributable to non‑controlling interest	$—	—%	$0.4	0.1%	(100.0)%	$0.1	—%	$1.0	0.1%	(90.0)%
Net income attributable to Evoqua Water Technologies Corp.	$13.2	3.6%	$21.4	6.2%	(38.3)%	$24.6	2.4%	$82.3	7.9%	(70.1)%

Weighted average shares outstanding
Basic	119.0		116.6			119.0		116.6
Diluted	122.3		120.2			122.3		121.1
Earnings per share
Basic	$0.11		$0.18			$0.21		$0.71
Diluted	$0.11		$0.18			$0.20		$0.68

Other financial data:
Adjusted EBITDA(1)	$66.2	17.9%	$63.8	18.3%	3.8%	$169.0	16.3%	$164.1	15.7%	3.0%

(1)Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation to net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in Item 2 of this Report.
Consolidated Results for the Three Months Ended June 30, 2021 and 2020
Revenue-Revenue increased $21.9 million, or 6.3%, to $369.7 million in the three months ended June 30, 2021, from $347.8 million in the three months ended June 30, 2020. Revenue from product sales increased $10.8 million, or 5.2%, to $218.4 million in the three months ended June 30, 2021, from $207.6 million in the three months ended June 30, 2020. Revenue from services increased $11.1 million, or 7.9%, to $151.3 million in the three months ended June 30, 2021, from $140.2 million in the three months ended June 30, 2020.

The following tables provide the change in revenue by offering and the change in revenue by driver during the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021		2020		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:
Capital	$156.0	42.2%	$150.4	43.2%	$5.6	3.7%
Aftermarket	62.4	16.9%	57.2	16.4%	5.2	9.1%
Revenue from services	151.3	40.9%	140.2	40.3%	11.1	7.9%
	$369.7	100.0%	$347.8	100.0%	$21.9	6.3%

	Three Months Ended June 30,
	2021		2020		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Organic	$358.1	96.9%	$347.0	99.8%	$11.1	3.2%
Inorganic	4.1	1.1%	0.8	0.2%	3.3	0.9%
Foreign currency translation	7.5	2.0%	n/a	n/a	7.5	2.1%
	$369.7	100.0%	$347.8	100.0%	$21.9	6.3%
The increase in organic revenue was primarily driven by increased pricing across all offerings. The increase was also driven by higher service sales volume as demand improved, primarily in North America, following economic closures and delays that occurred in the prior year period due to the COVID-19 pandemic. In addition, higher sales volume from product sales across multiple product lines, primarily in the Asia Pacific and EMEA regions, partially offset a decline in capital sales volume from projects in the microelectronics end market as compared to the prior year period. Revenue also increased due to contributions from acquisitions and favorable foreign currency translation.
Cost of sales and gross margin-Total gross margin decreased slightly to 31.6% in the three months ended June 30, 2021, from 31.7% in the three months ended June 30, 2020.
The following table provides the change in cost of product sales and cost of services, respectively, along with related gross margins:

	Three Months Ended June 30,
	2021		2020
(In millions)		Gross Margin		Gross Margin
Cost of product sales	$(152.6)	30.1%	$(143.5)	30.9%
Cost of services	(100.1)	33.8%	(94.1)	32.9%
	$(252.7)	31.6%	$(237.6)	31.7%
Gross margin from product sales decreased by 80 basis points (“bps”) to 30.1% in the three months ended June 30, 2021, from 30.9% in the three months ended June 30, 2020. This decrease was primarily driven by product mix, which was influenced by delays and economic closures related to the COVID-19 pandemic, coupled with timing of large projects. This was partially offset by positive price realization.
Gross margin from services increased by 90 bps to 33.8% in the three months ended June 30, 2021, from 32.9% in the three months ended June 30, 2020. This increase was primarily driven by increased service productivity as negative impacts from the COVID-19 pandemic lessened in the current year period.

Operating expenses-Operating expenses increased $12.6 million, or 16.3%, to $90.1 million in the three months ended June 30, 2021, from $77.5 million in the three months ended June 30, 2020. Operating expenses are comprised of the following:

	Three Months Ended June 30,
	2021		2020
(In millions)		% of Revenue		% of Revenue	% Variance
General and administrative expense	$(50.8)	(13.7)%	$(44.9)	(12.9)%	13.1%
Sales and marketing expense	(35.9)	(9.7)%	(29.8)	(8.6)%	20.5%
Research and development expense	(3.4)	(0.9)%	(2.8)	(0.8)%	21.4%
Total operating expenses	$(90.1)	(24.4)%	$(77.5)	(22.3)%	16.3%
The increase period over period in operating expenses was primarily due to increased employee related expenses as well as a reduction in foreign currency translation gains from the prior period, most of which is related to intercompany loans. In addition, there was an increase in amortization expense from acquisitions in the current period, increased sales and marketing expenses, and higher consulting expenses. The above increases were partially offset by reduced spending across various areas as well as favorable settlement on outstanding insurance claims in the current period.
Other operating income, net-Other operating income, net increased $1.0 million to $1.4 million in the three months ended June 30, 2021, from $0.4 million in the three months ended June 30, 2020. This increase was primarily due to COVID-19 pandemic subsidies received from the Canadian government.
Interest expense-Interest expense increased $0.7 million, or 6.7%, to $11.2 million in the three months ended June 30, 2021, from $10.5 million in the three months ended June 30, 2020. The increase in interest expense was primarily due to an additional $3.1 million of fees incurred as a result of the April 2021 refinancing of our senior credit facility, which also resulted in the write off of $1.3 million of deferred financing fees. This was partially offset by a reduction in ongoing interest expense due to the change in the interest rate spread and LIBOR year over year as well as debt reduction undertaken in the April 2021 refinancing.
Income tax expense-Income tax expense increased to $3.9 million in the three months ended June 30, 2021, as compared to income tax expense of $0.8 million in the three months ended June 30, 2020. The increase in tax expense was primarily due to higher earnings in non-U.S. tax jurisdictions, which increases tax expense, and lower earnings in the U.S., which does not impact tax expense due to the U.S. valuation allowance. Additionally, the prior period benefited from the impact of the Memcor disposal, which created a low PAETR and tax expense for the three months ended June 30, 2020.

Net income-Net income decreased $8.6 million, or 39.4%, to $13.2 million in the three months ended June 30, 2021, from $21.8 million in the three months ended June 30, 2020, as a result of the variances noted above.
Adjusted EBITDA-Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA for the three months ended June 30, 2021 increased by $2.4 million, or 3.8%, to $66.2 million, as compared to $63.8 million for the three months ended June 30, 2020, primarily driven by higher sales volume in the current period. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.

Segment Results

	Three Months Ended June 30,
	2021		2020
(In millions)		% of Revenue		% of Revenue	% Variance
Revenue
Integrated Solutions and Services	$239.7	64.8%	$228.7	65.8%	4.8%
Applied Product Technologies	130.0	35.2%	119.1	34.2%	9.2%
Total Consolidated	$369.7	100.0%	$347.8	100.0%	6.3%
Operating profit (loss)
Integrated Solutions and Services	$37.8	10.2%	$32.6	9.4%	16.0%
Applied Product Technologies	22.7	6.1%	23.6	6.8%	(3.8)%
Corporate	(32.2)	(8.7)%	(23.1)	(6.6)%	39.4%
Total Consolidated	$28.3	7.7%	$33.1	9.5%	(14.5)%
Adjusted EBITDA (1)
Integrated Solutions and Services	$56.3	15.2%	$50.6	14.5%	11.3%
Applied Product Technologies	28.4	7.7%	28.9	8.3%	(1.7)%
Corporate	(18.5)	(5.0)%	(15.7)	(4.5)%	17.8%
Total Consolidated	$66.2	17.9%	$63.8	18.3%	3.8%

(1)Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation to segment operating profit (loss), its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in Item 2 of this Report.
Integrated Solutions and Services
Revenue in the Integrated Solutions and Services segment increased $11.0 million, or 4.8%, to $239.7 million in the three months ended June 30, 2021, from $228.7 million in the three months ended June 30, 2020.
The following tables provide the change in revenue by offering and the change in revenue by driver during the three months ended June 30, 2021 and 2020 for the Integrated Solutions and Services segment:

	Three Months Ended June 30,
	2021		2020		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:
Capital	$63.3	26.4%	$64.7	28.3%	$(1.4)	(2.2)%
Aftermarket	31.9	13.3%	29.1	12.7%	2.8	9.6%
Revenue from services	144.5	60.3%	134.9	59.0%	9.6	7.1%
	$239.7	100.0%	$228.7	100.0%	$11.0	4.8%

	Three Months Ended June 30,
	2021		2020		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Organic	$234.1	97.7%	$227.9	99.7%	$6.2	2.7%
Inorganic	4.1	1.7%	0.8	0.3%	3.3	1.4%
Foreign currency translation	1.5	0.6%	n/a	n/a	1.5	0.7%
	$239.7	100.0%	$228.7	100.0%	$11.0	4.8%

The increase in organic revenue was driven by higher sales volume across a variety of end markets, primarily in service and aftermarket revenue as demand improved following economic closures and delays that occurred in the prior year period due to the COVID-19 pandemic. Favorable pricing also contributed to the increase. Lower capital sales volume was driven by a decline in projects in the microelectronics end market, which was mostly offset by new projects primarily in the chemical processing end market as compared to the prior year period.
Operating profit in the Integrated Solutions and Services segment increased $5.2 million, or 16.0%, to $37.8 million in the three months ended June 30, 2021, from $32.6 million in the three months ended June 30, 2020.
Operating profit was favorably impacted by higher sales volume, favorable price/cost, and productivity improvements as the negative impacts from the COVID-19 pandemic lessened in the current year period. Operating profit was unfavorably impacted by higher employee-related expenses, which included increased compensation and travel spending as compared to the prior year period, partially offset by favorable settlement of insurance claims.
Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA in the Integrated Solutions and Services segment increased $5.7 million, or 11.3%, to $56.3 million in the three months ended June 30, 2021, compared to $50.6 million in the three months ended June 30, 2020. The increase was driven by the same factors that impacted operating profit, other than the change in depreciation and amortization, and also excludes restructuring and other non-recurring activity recognized in the period. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.
Applied Product Technologies
Revenue in the Applied Product Technologies segment increased $10.9 million, or 9.2%, to $130.0 million in the three months ended June 30, 2021, from $119.1 million in the three months ended June 30, 2020.
The following tables provide the change in revenue by offering and the change in revenue by driver during the three months ended June 30, 2021 and 2020 for the Applied Product Technologies segment:

	Three Months Ended June 30,
	2021		2020		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:
Capital	$92.7	71.3%	$85.7	72.0%	$7.0	8.2%
Aftermarket	30.5	23.5%	28.1	23.6%	2.4	8.5%
Revenue from services	6.8	5.2%	5.3	4.5%	1.5	28.3%
	$130.0	100.0%	$119.1	100.0%	$10.9	9.2%

	Three Months Ended June 30,
	2021		2020		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Organic	$124.0	95.4%	$119.1	100.0%	$4.9	4.2%
Inorganic	—	—%	—	—%	—	—%
Foreign currency translation	6.0	4.6%	n/a	n/a	6.0	4.9%
	$130.0	100.0%	$119.1	100.0%	$10.9	9.2%

The increase in organic revenue as compared to the prior year period was primarily due to price realization. The increase was also due to sales volume increases in the Asia Pacific and EMEA regions, compared to the prior year period resulting from growth across multiple product lines, which was offset by sales volume declines in the Americas region due to continued customer site access challenges and delays.
Operating profit in the Applied Product Technologies segment decreased $0.9 million, or 3.8%, to $22.7 million in the three months ended June 30, 2021, from $23.6 million in the three months ended June 30, 2020.
The decline in operating profit was primarily due to unfavorable operational variances, including additional warranty reserves and production variances, offsetting favorable price/cost and product mix. Higher employee related expenses also reduced segment profitability as compared to the prior year period, which was driven by increased compensation and travel spending.
Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA in the Applied Product Technologies segment decreased $0.5 million, or 1.7%, to $28.4 million in the three months ended June 30, 2021, compared to $28.9 million in the three months ended June 30, 2020. The decrease was driven by the same factors that impacted operating profit, other than the change in depreciation and amortization, and also excludes restructuring and other non-recurring activity. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.

Corporate
Operating loss in Corporate increased $9.1 million, or 39.4%, to $32.2 million in the three months ended June 30, 2021, from $23.1 million in the three months ended June 30, 2020. The increase period over period was primarily due to higher employee related expenses as compared to the prior year period. In addition, there were lower foreign currency translation gains compared to the prior period, most of which is related to intercompany loans. Finally, share-based compensation expenses increased compared to the prior period due primarily to special one-time restricted stock unit and performance share unit awards granted to our executive leadership team in May 2021 to promote retention, reward performance and incentivize further stockholder return.
Consolidated Results for the Nine Months Ended June 30, 2021 and 2020
Revenue-Revenue decreased $7.2 million, or 0.7%, to $1,038.4 million in the nine months ended June 30, 2021, from $1,045.6 million in the nine months ended June 30, 2020. Revenue from product sales decreased $9.2 million, or 1.5%, to $600.9 million in the nine months ended June 30, 2021, from $610.1 million in the nine months ended June 30, 2020. Revenue from services increased $2.0 million, or 0.5%, to $437.5 million in the nine months ended June 30, 2021, from $435.5 million in the nine months ended June 30, 2020.
The following tables provide the change in revenue by offering and the change in revenue by driver during the nine months ended June 30, 2021 and 2020:

	Nine Months Ended June 30,
	2021		2020		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:
Capital	$425.9	41.0%	$421.2	40.3%	$4.7	1.1%
Aftermarket	175.0	16.9%	188.9	18.1%	(13.9)	(7.4)%
Revenue from services	437.5	42.1%	435.5	41.7%	2.0	0.5%
	$1,038.4	100.0%	$1,045.6	100.0%	$(7.2)	(0.7)%

	Nine Months Ended June 30,
	2021		2020		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Organic	$1,017.0	97.9%	$1,030.3	98.5%	$(13.3)	(1.3)%
Inorganic	6.5	0.6%	15.3	1.5%	(8.8)	(0.8)%
Foreign currency translation	14.9	1.4%	n/a	n/a	14.9	1.4%
	$1,038.4	100.0%	$1,045.6	100.0%	$(7.2)	(0.7)%
The decrease in organic revenue was driven by lower sales volume, primarily in product sales in the Americas and EMEA regions, due to continued customer site access challenges and delays in the first half of fiscal 2021 as a result of the COVID-19 pandemic. In addition, lower sales volume in capital revenue was related to the timing of completion of prior year projects in the microelectronics end market. These decreases were partially offset by sales volume growth from product sales in the Asia Pacific region across multiple product lines, as demand improved following prior year economic closures, and favorable price realization related to established service contracts.
Favorable foreign currency translation more than offset the reduction in revenue due to the prior year divestiture of the Memcor product line.
Cost of sales and gross margin-Total gross margin decreased to 30.7% in the nine months ended June 30, 2021, from 31.3% in the nine months ended June 30, 2020.

The following table provides the change in cost of product sales and cost of services, respectively, along with related gross margins:

	Nine Months Ended June 30,
	2021		2020
(In millions)		Gross Margin		Gross Margin
Cost of product sales	$(428.2)	28.7%	$(428.0)	29.8%
Cost of services	(291.9)	33.3%	(290.4)	33.3%
	$(720.1)	30.7%	$(718.4)	31.3%
Gross margin from product sales decreased by 110 bps to 28.7% in the nine months ended June 30, 2021, from 29.8% in the nine months ended June 30, 2020. The decrease in gross margin was primarily driven by product mix, which was influenced by delays and economic closures related to the COVID-19 pandemic, coupled with timing of large projects. This was partially offset by positive price realization.
Gross margin from services was 33.3% in both the nine months ended June 30, 2021 and 2020.
Operating expenses-Operating expenses decreased $4.7 million, or 1.8%, to $259.6 million in the nine months ended June 30, 2021, from $264.3 million in the nine months ended June 30, 2020. Operating expenses are comprised of the following:

	Nine Months Ended June 30,
	2021		2020
(In millions)		% of Revenue		% of Revenue	% Variance
General and administrative expense	$(146.1)	(14.1)%	$(152.8)	(14.6)%	(4.4)%
Sales and marketing expense	(103.6)	(10.0)%	(101.8)	(9.7)%	1.8%
Research and development expense	(9.9)	(1.0)%	(9.7)	(0.9)%	2.1%
Total operating expenses	$(259.6)	(25.0)%	$(264.3)	(25.3)%	(1.8)%
The decrease period over period in operating expenses was primarily due to efforts taken by the Company to reduce spending across various areas in response to uncertainties related to the COVID-19 pandemic, such as reduced travel, particularly in the first half of fiscal 2021. In addition, there was improved collection experience in the current period, as well as a write off of accounts receivable that occurred in the prior year, which did not reoccur in the current year. Finally, general and administrative expenses include foreign currency translation gains of approximately $4.6 million in the nine months ended June 30, 2021 compared to foreign currency translation gains of approximately $2.4 million in the prior year period, most of which were related to intercompany loans. These decreases were partially offset by increased employee related expenses, increased amortization expense due to acquisitions in the current period, an increase in external legal fees, as well as a benefit in the prior year related to changes in the estimates of certain acquisitions achieving their earn-out targets.
Other operating income, net-Other operating income, net decreased $59.0 million to $2.0 million in the nine months ended June 30, 2021, from $61.0 million in the nine months ended June 30, 2020. The decrease is primarily due to the net pre-tax benefit on the sale of the Memcor product line of $58.0 million, which is net of $8.3 million of discretionary compensation payments to employees in connection with the transaction and $1.0 million in transaction costs incurred in the first quarter of 2020. In the nine months ended June 30, 2021, other operating income, net includes COVID-19 pandemic subsidies received from the Canadian government.
Interest expense-Interest expense decreased $9.0 million, or 24.1%, to $28.3 million in the nine months ended June 30, 2021, from $37.3 million in the nine months ended June 30, 2020. The decrease in interest expense was primarily driven by a reduction in the interest rate spread and LIBOR year over year, in addition to a $100.0 million debt prepayment that occurred in January 2020 and decreased debt as a result of the April 2021 refinancing of our senior credit facility.

Income tax expense-Income tax expense increased $4.4 million to $7.7 million in the nine months ended June 30, 2021, from $3.3 million in the nine months ended June 30, 2020. Income tax expense increased due to the recognition of discrete items in the current period related to an adjustment for prepaid income taxes and an uncertain tax position in connection with a tax audit in a foreign jurisdiction, Additionally, income tax expense increased due to higher earnings in non-U.S. tax jurisdictions, which increases tax expense, and lower earnings in the U.S., which does not impact tax expense due to the U.S. valuation allowance.

Net income-Net income decreased $58.6 million, or 70.3%, to $24.7 million in the nine months ended June 30, 2021, from $83.3 million in the nine months ended June 30, 2020, as a result of the variances noted above.
Adjusted EBITDA-Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA for the nine months ended June 30, 2021 increased by $4.9 million, or 3.0%, to $169.0 million, as compared to $164.1 million for the nine months ended June 30, 2020, primarily driven by operational efficiencies and cost savings, offset by the changes as compared to the prior year period in non-recurring expenses and benefits. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.
Segment Results

	Nine Months Ended June 30,
	2021		2020
(In millions)		% of Revenue		% of Revenue	% Variance
Revenue
Integrated Solutions and Services	$678.5	65.3%	$694.7	66.4%	(2.3)%
Applied Product Technologies	359.9	34.7%	350.9	33.6%	2.6%
Total Consolidated	$1,038.4	100.0%	$1,045.6	100.0%	(0.7)%
Operating profit (loss)
Integrated Solutions and Services	$94.9	9.1%	$102.5	9.8%	(7.4)%
Applied Product Technologies	54.2	5.2%	110.5	10.6%	(51.0)%
Corporate	(88.4)	(8.5)%	(89.1)	(8.5)%	(0.8)%
Total Consolidated	$60.7	5.8%	$123.9	11.8%	(51.0)%
Adjusted EBITDA (1)
Integrated Solutions and Services	$148.8	14.3%	$153.5	14.7%	(3.1)%
Applied Product Technologies	72.6	7.0%	66.5	6.4%	9.2%
Corporate	(52.4)	(5.0)%	(55.9)	(5.3)%	(6.3)%
Total Consolidated	$169.0	16.3%	$164.1	15.7%	3.0%

(1)Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation to segment operating profit (loss), its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in Item 2 of this Report.
Integrated Solutions and Services
Revenue in the Integrated Solutions and Services segment decreased $16.2 million, or 2.3%, to $678.5 million in the nine months ended June 30, 2021, from $694.7 million in the nine months ended June 30, 2020.

The following tables provide the change in revenue by offering and the change in revenue by driver during the nine months ended June 30, 2021 and 2020 for the Integrated Solutions and Services segment:

	Nine Months Ended June 30,
	2021		2020		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:
Capital	$166.0	24.5%	$185.4	26.7%	$(19.4)	(10.5)%
Aftermarket	91.5	13.5%	90.7	13.1%	0.8	0.9%
Revenue from services	421.0	62.0%	418.6	60.3%	2.4	0.6%
	$678.5	100.0%	$694.7	100.0%	$(16.2)	(2.3)%

	Nine Months Ended June 30,
	2021		2020		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Organic	$670.0	98.7%	$693.8	99.9%	$(23.8)	(3.4)%
Inorganic	6.5	1.0%	0.9	0.1%	5.6	0.8%
Foreign currency translation	2.0	0.3%	n/a	n/a	2.0	0.3%
	$678.5	100.0%	$694.7	100.0%	$(16.2)	(2.3)%

The decrease in organic revenue was driven by lower sales volume, primarily in capital revenue, related to the timing of completion of projects in the microelectronics end market and temporary customer site closures and delays in annual maintenance in the oil and gas refining end markets in the first half of fiscal 2021 due to the COVID-19 pandemic in North America. This was partially offset by growth in service and aftermarket revenue, including sales volume growth in a variety of end markets, as well as favorable price realization related to established service contracts.
Operating profit in the Integrated Solutions and Services segment decreased $7.6 million, or 7.4%, to $94.9 million in the nine months ended June 30, 2021, from $102.5 million in the nine months ended June 30, 2020.
Operating profit was unfavorably impacted by sales volume and mix, lower productivity due to customer shutdowns and enhanced safety protocols as a result of the COVID-19 pandemic in the first half of fiscal 2021, as well as some challenges filling open positions. In addition, operating profit was negatively impacted by increased operating costs based on changes in allocation methodologies for corporate expenses. These declines were partially offset by favorable price/cost and reductions in travel and other discretionary spending in the current period.
Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA in the Integrated Solutions and Services segment decreased $4.7 million, or 3.1%, to $148.8 million in the nine months ended June 30, 2021, compared to $153.5 million in the nine months ended June 30, 2020. The decline was driven by the same factors that impacted operating profit, other than the change in depreciation and amortization, and also excludes restructuring and other non-recurring activity. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.
Applied Product Technologies
Revenue in the Applied Product Technologies segment increased $9.0 million, or 2.6%, to $359.9 million in the nine months ended June 30, 2021, from $350.9 million in the nine months ended June 30, 2020.
The following tables provide the change in revenue by offering and the change in revenue by driver during the nine months ended June 30, 2021 and 2020 for the Applied Product Technologies segment:

	Nine Months Ended June 30,
	2021		2020		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:
Capital	$259.9	72.2%	$235.8	67.2%	$24.1	10.2%
Aftermarket	83.5	23.2%	98.2	28.0%	(14.7)	(15.0)%
Revenue from services	16.5	4.6%	16.9	4.8%	(0.4)	(2.4)%
	$359.9	100.0%	$350.9	100.0%	$9.0	2.6%

	Nine Months Ended June 30,
	2021		2020		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Organic	$347.0	96.4%	$336.5	95.9%	$10.5	3.1%
Inorganic	—	—%	14.4	4.1%	(14.4)	(4.1)%
Foreign currency translation	12.9	3.6%	n/a	n/a	12.9	3.6%
	$359.9	100.0%	$350.9	100.0%	$9.0	2.6%
The increase in organic revenue was driven by sales volume growth from product sales in the Asia Pacific region across multiple product lines, as demand improved following economic closures that occurred in the prior year due to the COVID-19 pandemic. This growth was partially offset by declines across multiple product lines in the Americas and EMEA regions as a result of continued customer site access challenges and delays. In addition, the divestiture of the Memcor product line reduced revenue by $14.4 million as compared to the prior year period while foreign currency was favorable by $12.9 million.

Operating profit in the Applied Product Technologies segment decreased $56.3 million, or 51.0%, to $54.2 million in the nine months ended June 30, 2021, from $110.5 million in the nine months ended June 30, 2020.
The decline in operating profit was primarily related to the net pre-tax benefit on the sale of the Memcor product line of $58.0 million recognized in the prior year, which was net of $8.3 million of discretionary compensation payments to employees in connection with the transaction and $1.0 million in transaction costs incurred. Operating profit was also impacted by the reduction in sales volume as a result of the sale of the Memcor product line. These declines were partially offset by favorable organic sales volume, product mix and price, which offset inflation, as well as improvement in operational efficiencies due to global plant consolidations and cost containment measures.
Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA in the Applied Product Technologies segment increased $6.1 million, or 9.2%, to $72.6 million in the nine months ended June 30, 2021, compared to $66.5 million in the nine months ended June 30, 2020. The increase was driven by the same factors that impacted operating profit, other than the change in depreciation and amortization, and also excludes other non-recurring activity, including the $58.0 million gain recognized in the prior year related to the divestiture of the Memcor product line. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.
Corporate
Operating loss in Corporate decreased $0.7 million, or 0.8%, to $88.4 million in the nine months ended June 30, 2021, from $89.1 million in the nine months ended June 30, 2020. The decrease period over period was primarily due to foreign currency translation gains of approximately $5.1 million in the nine months ended June 30, 2021 compared to foreign currency translation gains of approximately $2.5 million in the prior year period, most of which were related to intercompany loans. Additionally, the decrease was driven by reductions in discretionary spending compared to the prior period. This was partially offset by increases in expenses associated with share-based compensation and shareholder litigation in the current period.

Non-GAAP Reconciliations
The following is a reconciliation of total revenue to organic revenue for the three months ended June 30, 2021:

	Total Revenue			Foreign Currency			Inorganic Revenue(1)			Organic Revenue
	Three Months Ended June 30,		% Variance	Three Months Ended June 30,		% Variance	Three Months Ended June 30,		% Variance	Three Months Ended June 30,		% Variance
(In millions)	2020	2021		2020	2021		2020	2021		2020	2021
Evoqua Water Technologies	$347.8	$369.7	6.3%	n/a	$7.5	2.1%	$0.8	$4.1	0.9%	$347.0	$358.1	3.2%
Integrated Solutions & Services	$228.7	$239.7	4.8%	n/a	$1.5	0.7%	$0.8	$4.1	1.4%	$227.9	$234.1	2.7%
Applied Product Technologies	$119.1	$130.0	9.2%	n/a	$6.0	4.9%	$—	$—	—%	$119.1	$124.0	4.2%

(1)Includes divestiture of the Lange Product Line on March 1, 2021, acquisition of Aquapure Technologies on September 3, 2020, acquisition of Ultrapure & Industrial Services on December 17, 2020 and acquisition of WCSI on April 1, 2021.

The following is a reconciliation of total revenue to organic revenue for the nine months ended June 30, 2021:

	Total Revenue			Foreign Currency			Inorganic Revenue(1)			Organic Revenue
	Nine Months Ended June 30,		% Variance	Nine Months Ended June 30,		% Variance	Nine Months Ended June 30,		% Variance	Nine Months Ended June 30,		% Variance
(In millions)	2020	2021		2020	2021		2020	2021		2020	2021
Evoqua Water Technologies	$1,045.6	$1,038.4	(0.7)%	n/a	$14.9	1.4%	$15.3	$6.5	(0.8)%	$1,030.3	$1,017.0	(1.3)%
Integrated Solutions & Services	$694.7	$678.5	(2.3)%	n/a	$2.0	0.3%	$0.9	$6.5	0.8%	$693.8	$670.0	(3.4)%
Applied Product Technologies	$350.9	$359.9	2.6%	n/a	$12.9	3.6%	$14.4	$—	(4.1)%	$336.5	$347.0	3.1%

(1)Includes divestiture of the Memcor product line on December 31, 2019, divestiture of the Lange Product Line on March 1, 2021, acquisition of Aquapure Technologies on September 3, 2020, acquisition of Ultrapure & Industrial Services on December 17, 2020 and acquisition of WCSI on April 1, 2021.
The following is a reconciliation of our Net income to adjusted EBITDA. Amounts excluded relate to items that management believes do not reflect the underlying, ongoing operational performance of the business as a result of their nature or size and/or are non-recurring and would not be expected to occur as part of our normal business on a regular basis:

	Three Months Ended June 30,			Nine Months Ended June 30,
(In millions)	2021	2020	% Variance	2021	2020	% Variance
Net income	$13.2	$21.8	(39.4)%	$24.8	$83.3	(70.2)%
Income tax expense	3.9	0.8	387.5%	7.7	3.3	133.3%
Interest expense	11.2	10.5	6.7%	28.3	37.3	(24.1)%
Operating profit	$28.3	$33.1	(14.5)%	$60.8	$123.9	(50.9)%
Depreciation and amortization	29.1	27.6	5.4%	83.6	80.1	4.4%
EBITDA	$57.4	$60.7	(5.4)%	$144.4	$204.0	(29.2)%
Restructuring and related business transformation costs (a)	1.8	3.1	(41.9)%	9.0	11.0	(18.2)%
Share-based compensation (b)	5.5	2.6	111.5%	11.8	8.6	37.2%
Transaction costs (c)	0.3	0.3	—%	1.6	1.0	60.0%
Other losses (gains) and expenses (d)	1.2	(2.9)	(141.4)%	2.2	(60.5)	(103.6)%
Adjusted EBITDA	$66.2	$63.8	3.8%	$169.0	$164.1	3.0%
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
(i)Certain costs and expenses in connection with various restructuring initiatives, including severance and other employee-related costs, relocation and facility consolidation costs, and third-party consultant costs to assist with these initiatives. This includes:
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

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2021	2020	2021	2020
Post Memcor divestiture restructuring	$0.7	$1.2	$4.6	$4.9
Cost of product sales and services (“Cost of sales”)	0.3	0.8	3.4	3.7
Sales and marketing expense (“S&M expense”)	—	(0.1)	0.2	—
General and administrative expense (“G&A expense”)	0.4	0.5	0.7	1.2
Other operating (income) expense	—	—	0.3	—
Two-segment restructuring	$0.2	$0.6	$0.8	$1.9
Cost of sales	0.1	0.4	0.3	1.0
G&A expense	0.1	0.2	0.5	0.9
Other operating (income) expense	—	—	—	—
Various other initiatives	$0.5	$0.5	$2.0	$1.0
Cost of sales	0.5	0.3	1.0	0.7
S&M expense	0.1	0.1	0.2	0.1
G&A expense	—	0.1	0.4	0.2
Other operating (income) expense	(0.1)	—	0.4	—
Total(1)	$1.4	$2.3	$7.4	$7.8
(1)Of which $7.0 million and $7.7 million for the nine months ended June 30, 2021 and 2020, respectively, is reflected in restructuring charges in Note 14, “Restructuring and Related Charges,” in Part I, Item 1 of this Report.
(ii)Legal settlement costs and intellectual property related fees including fees and settlement costs associated with legacy matters, related to product warranty litigation on MEMCOR® products and certain discontinued products. This includes:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2021	2020	2021	2020
Cost of sales	$0.1	$0.3	$0.3	$0.5
G&A expense	0.3	0.1	0.5	0.3
Total	$0.4	$0.4	$0.8	$0.8
(iii)Expenses associated with our information technology and functional infrastructure transformation, including activities to optimize information technology systems and functional infrastructure processes. This includes:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2021	2020	2021	2020
Cost of sales	$—	$—	$0.1	$0.1
G&A expense	—	(0.1)	0.1	0.6
Total	$—	$(0.1)	$0.2	$0.7
(iv)Costs associated with the secondary public offering of common stock held by certain shareholders of the Company, as well as costs incurred by us in connection with establishment of our public company compliance structure and processes, including consultant costs. This includes:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2021	2020	2021	2020
G&A expense	$—	$0.5	$0.6	$1.7
Total	$—	$0.5	$0.6	$1.7
(b)Share-based compensation
Adjusted EBITDA is calculated prior to considering share‑based compensation expenses related to equity awards. See Note 17, “Share-Based Compensation,” in Part I, Item 1 of this Report for further detail.
(c)Transaction related costs
Adjusted EBITDA is calculated prior to considering transaction, integration and restructuring costs associated with business combinations because these costs are unique to each transaction and represent costs that were incurred as a result of the transaction decision. Integration and restructuring costs associated with a business combination may occur over several years and include, but are not limited to, consulting fees, legal fees, certain employee-related costs, facility consolidation and product rationalization costs, and fair value changes associated with contingent consideration. This includes:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2021	2020	2021	2020
Cost of sales	$0.1	$0.1	$0.3	$(0.1)
G&A expense	0.2	0.2	1.3	1.1
Total	$0.3	$0.3	$1.6	$1.0
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
Other losses, (gains) and expenses include the following for the periods presented below:

Three Months Ended June 30, 2021
	Other Adjustments
(In millions)	(i)	(ii)	(iii)	(iv)	(v)	(vi)	(vii)	(viii)	Total
Cost of sales	$0.1	$—	$—	$1.5	$—	$0.1	$—	$—	$1.7
G&A expense	(1.3)	—	—	—	—	—	0.8	—	(0.5)
Total	$(1.2)	$—	$—	$1.5	$—	$0.1	$0.8	$—	$1.2

Three Months Ended June 30, 2020
	Other Adjustments
(In millions)	(i)	(ii)	(iii)	(iv)	(v)	(vi)	(vii)	(viii)	Total
Cost of sales	$—	$—	$—	$0.1	$—	$0.7	$—	$—	$0.8
G&A expense	(4.0)	(0.1)	—	—	—	0.4	—	—	(3.7)
Total	$(4.0)	$(0.1)	$—	$0.1	$—	$1.1	$—	$—	$(2.9)

Nine Months Ended June 30, 2021
	Other Adjustments
(In millions)	(i)	(ii)	(iii)	(iv)	(v)	(vi)	(vii)	(viii)	Total
Cost of sales	$0.1	$—	$—	$2.4	$0.2	$0.2	$—	$—	$2.9
G&A expense	(5.2)	—	—	—	—	0.2	4.1	—	(0.9)
Other operating (income) expense	—	—	—	—	—	—	—	0.2	0.2
Total	$(5.1)	$—	$—	$2.4	$0.2	$0.4	$4.1	$0.2	$2.2

Nine Months Ended June 30, 2020
	Other Adjustments
(In millions)	(i)	(ii)	(iii)	(iv)	(v)	(vi)	(vii)	(viii)	Total
Cost of sales	$(0.1)	$—	$0.1	$0.4	$0.2	$0.7	$—	$—	$1.3
G&A expense	(2.4)	—	—	—	0.1	0.4	—	—	(1.9)
Other operating (income) expense	—	—	(1.6)	—	(58.3)	—	—	—	(59.9)
Total	$(2.5)	$—	$(1.5)	$0.4	$(58.0)	$1.1	$—	$—	$(60.5)

We do not present net income on a segment basis because we do not allocate interest expense or income tax benefit (expense) to our segments, making operating profit the most comparable GAAP metric. The following is a reconciliation of our segment adjusted EBITDA to operating profit, its most directly comparable financial measure presented in accordance with GAAP:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2021		2020		2021		2020
(In millions)	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies
Operating profit	$37.8	$22.7	$32.6	$23.6	$94.9	$54.2	$102.5	$110.5
Depreciation and amortization	18.2	3.5	17.8	3.5	52.3	10.6	50.7	10.7
EBITDA	$56.0	$26.2	$50.4	$27.1	$147.2	$64.8	$153.2	$121.2
Restructuring and related business transformation costs (a)	0.3	0.7	0.2	1.6	1.4	5.2	0.3	5.6
Transaction costs (b)	—	—	—	0.1	—	—	—	(1.2)
Other losses (gains) and expenses (c)	—	1.5	—	0.1	0.2	2.6	—	(59.1)
Adjusted EBITDA	$56.3	$28.4	$50.6	$28.9	$148.8	$72.6	$153.5	$66.5
(a)Represents costs and expenses in connection with restructuring initiatives in the three and nine months ended June 30, 2021 and 2020, respectively. Such expenses are primarily composed of severance, relocation and facility consolidation costs.
(b)Represents costs associated with a change in the current estimate of certain acquisitions achieving their earn-out targets, which resulted in a decrease to the fair valued amount of the earn-out recorded upon acquisition, in the nine months ended June 30, 2020, distinct to our Applied Product Technologies segment.
(c)Other losses, (gains) and expenses as discussed above in “How We Assess the Performance of Our Business-Adjusted EBITDA” distinct to our Integrated Solutions and Services (“ISS”) and Applied Product Technologies (“APT”) segments include the following:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2021		2020		2021		2020
(In millions)	ISS	APT	ISS	APT	ISS	APT	ISS	APT
Trailing costs from the sale of the Memcor product line	$—	$—	$—	$—	$—	$0.2	$—	$—
Net pre-tax benefit on sale of the Memcor product line	—	—	—	—	—	—	—	(58.0)
Remediation of manufacturing defects	—	—	—	—	—	—	—	(1.5)
Product rationalization in electro-chlorination business	—	1.5	—	0.1	—	2.4	—	0.4
Loss on divestiture of Lange Product Line	—	—	—	—	0.2	—	—	—
Total	$—	$1.5	$—	$0.1	$0.2	$2.6	$—	$(59.1)

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
Our ability to fund our capital needs depends on our ongoing ability to generate cash from operations and access to bank financing and the capital markets. Although the COVID-19 pandemic has not materially impacted our liquidity to date, we plan to continue to evaluate aspects of our spending, including capital expenditures, discretionary spending, and strategic investments, as the year progresses. We have considered the impacts of the COVID-19 pandemic on our liquidity and capital resources to date, and we do not currently expect it to impact our ability to meet future liquidity needs or continue to comply with our applicable debt covenants. We believe we are currently well-positioned to manage our business and have the ability and sufficient capacity to meet our cash requirements by using available cash, internally generated funds, and borrowing under our revolving credit facility. We are committed to maintaining a solid liquidity position.
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with suppliers to optimize our terms and conditions, including occasionally extending payment terms. We also facilitate a voluntary supply chain finance program (the “program”) to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. A third party administers the program; our responsibility is limited to making payment on the terms originally negotiated with our supplier, regardless of whether the supplier sells its receivable to a financial institution. We do not enter into agreements with any of the participating financial institutions in connection with the program. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the program. The amounts settled through the program and paid to participating financial institutions were $27.4 million and $26.4 million in the nine months ended June 30, 2021 and 2020, respectively. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit to participation in the program.
We expect to continue to finance our liquidity requirements through internally generated funds, borrowings under our revolving credit facility and equipment financing arrangements. We believe that our projected cash flows generated from operations, together with borrowings under our revolving credit facility and other financing arrangements are sufficient to fund our principal debt payments, interest expense, our working capital needs, and our expected capital expenditures for the next twelve months. Our capital expenditures for the nine months ended June 30, 2021 and 2020 were $54.1 million and $65.9 million, respectively. However, our budgeted capital expenditures can vary from period to period based on the nature of capital intensive project awards. Our focus on customer outsourced water projects will continue to be a driver of capital expenditures. From time to time, we may enter into financing arrangements related to capital expenditures for equipment used to provide services to our customers. During the nine months ended June 30, 2021 and 2020, we entered into equipment financing arrangements totaling $25.4 million and $12.9 million, respectively. In addition, we may draw on our revolving credit facility from time to time to fund or partially fund an acquisition.
As of June 30, 2021, we had total indebtedness of $801.9 million, including $475.0 million of term loan borrowings under the 2021 Credit Agreement, $95.0 million outstanding under the 2021 Revolving Credit Facility, $148.2 million outstanding under the Securitization Facility, $83.3 million in borrowings related to equipment financing and $0.5 million of notes payable related to certain equipment related contracts. We also had $11.5 million of letters of credit issued under our 2021 Revolving Credit Facility as of June 30, 2021.
As of June 30, 2021 and September 30, 2020, we were in compliance with the covenants contained in the Credit Agreement, including the revolving credit facility under the Credit Agreement.
2021 Credit Agreement
On April 1, 2021, EWT III entered into the 2021 Credit Agreement among EWT III, as borrower, EWT II, as parent guarantor, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and ING Capital, LLC, as sustainability coordinator. The 2021 Credit Agreement provides for a multi-currency senior secured revolving credit facility in an aggregate principal amount not to exceed the U.S. dollar equivalent of $350.0 million and a discounted senior secured term loan facility relating to a term loan in the amount of $475.0 million (together, the “Senior Facilities”). The 2021 Credit Agreement also provides for a letter of credit sub-facility not to exceed $60.0 million. On April 1, 2021, EWT III borrowed the full amount of $475.0 million under the 2021 Term Loan and $105.0 under the 2021 Revolving Credit Facility. At June 30, 2021, the Company had $475.0 million outstanding under the 2021 Term Loan and $95.0 million outstanding on the 2021 Revolving Credit Facility.
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

With respect to the 2021 Term Loan, EWT III will pay quarterly installments of principal of approximately $1.2 million beginning in the fourth quarter of 2021. Subject to the terms of the 2021 Credit Agreement, to the extent not previously paid, any amount owed under the 2021 Term Loan will become due and payable in full on April 1, 2028.

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
The net proceeds of the Senior Facilities, together with the net proceeds of the Receivables Securitization Program and cash on hand, were used to repay all outstanding indebtedness, in an aggregate principal amount of approximately $814.5 million, under the 2014 Credit Agreement. The proceeds of the 2021 Revolving Credit Facility may also be used to finance or refinance the working capital and capital expenditures needs of EWT III and certain of its subsidiaries and for general corporate purposes.
The 2021 Credit Agreement is subject to acceleration upon various events of default and contains customary representations, warranties, affirmative covenants, and negative covenants, each substantially similar to those included in the Credit Agreement, including, among other things, a springing maximum first lien leverage ratio of 5.55 to 1.00.
As a result of the refinancing, the Company wrote off approximately $1.3 million of deferred financing fees related to the 2014 Term Loan. In addition, the Company incurred approximately $5.0 million of fees as a result of the refinancing, of which $1.9 million were recorded as deferred financing fees on the Consolidated Balance Sheets and $3.1 million were expensed.
Receivables Securitization Program
On April 1, 2021, Evoqua Finance entered into the Receivables Securitization Program consisting of, among other agreements, (i) the Receivables Financing Agreement among Evoqua Finance, as the borrower, the Receivables

Financing Lenders, PNC Bank, as administrative agent, EWT LLC, as initial servicer, and PNC Markets, as structuring agent, pursuant to which the lenders have made available to Evoqua Finance the Securitization Facility in an amount up to $150.0 million and (ii) the Sale Agreement among Evoqua Finance, as purchaser, EWT LLC, as initial servicer and as an originator, and Neptune Benson, Inc., an indirectly wholly-owned subsidiary of the Company, as an originator. Under the Receivables Securitization Program, the Originators, pursuant to the Sale Agreement, are required to sell substantially all of their trade receivables and certain related rights to payment and obligations of the Originators with respect to such receivables (the “Receivables”) to Evoqua Finance, which, in turn, will obtain loans secured by the Receivables from the Receivables Financing Lenders pursuant to the Receivables Financing Agreement. On April 1, 2021, Evoqua Finance borrowed $142.2 million under the Securitization Facility. During the third quarter of 2021, Evoqua Finance borrowed an additional amount under the Securitization Facility and had $148.2 million outstanding at June 30, 2021.
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

The Receivables Securitization Program contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the Receivables being sold by the Originators and securing the loans made by the Receivables Financing Lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. The Receivables Securitization Program matures on April 1, 2024. As of June 30, 2021, we were in compliance with the covenants contained in the Receivables Securitization Program.

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
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Nine Months Ended June 30,
(In millions)	2021	2020
Statement of Cash Flows Data
Net cash provided by operating activities	$102.9	$100.7
Net cash (used in) provided by investing activities	(74.4)	41.8
Net cash used in financing activities	(83.0)	(110.4)
Effect of exchange rate changes on cash	3.0	0.8
Change in cash and cash equivalents	$(51.5)	$32.9
Operating Activities
Cash flows from operating activities can fluctuate significantly from period‑to‑period as working capital needs and the timing of payments for restructuring activities and other items impact reported cash flows.

Net cash provided by operating activities totaled $102.9 million in the nine months ended June 30, 2021, and $100.7 million in the nine months ended June 30, 2020.
•Operating cash flows in the nine months ended June 30, 2021 reflect a decrease in net earnings of $58.5 million as compared to the nine months ended June 30, 2020, primarily driven by the gain on the sale of the Memcor product line in the prior year.
•The add back of non‑cash items increased operating cash flows by $96.0 million in the nine months ended June 30, 2021, as compared to an increase to operating cash flows of $20.9 million in the nine months ended June 30, 2020, resulting in an increase of $75.1 million. This increase was primarily related to the gain on sale of the Memcor product line, which was reflected as a reduction of operating cash flows in the prior year, as well as increased depreciation and amortization in the current period. Non-cash changes also include the foreign currency translation gain or loss, deferred income taxes, amortization of deferred financing fees, and share-based compensation.
•The aggregate of receivables, inventories, contract assets and liabilities, and accounts payable provided $11.5 million in operating cash flows in the nine months ended June 30, 2021, compared to a use of $17.3 million in the nine months ended June 30, 2020.
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
•The aggregate of the remaining assets and liabilities used $26.9 million of operating cash flows in the nine months ended June 30, 2021, compared to providing $12.2 million in the nine months ended June 30, 2020, resulting in a decrease to cash flows of $39.1 million. This decrease was primarily due to an increase in customer long term receivables and timing of payments, including vendor prepayments.
•Income taxes used $2.5 million during the nine months ended June 30, 2021, as compared to providing $1.6 million during the nine months ended June 30, 2020, resulting in a decrease to cash flows of $4.1 million as compared to the prior year period.
Investing Activities
Net cash used in investing activities was $74.4 million in the nine months ended June 30, 2021, as compared to net cash provided by investing activities of $41.8 million in the nine months ended June 30, 2020, resulting in a net decrease of $116.2 million as compared to the prior year period. This decrease was largely driven by proceeds from the sale of the Memcor product line during the nine months ended June 30, 2020, in addition to higher cash outflow associated with the Ultrapure and WCSI acquisitions in the current year period as compared to the Frontier acquisition that occurred in the prior period. This was decrease was partially offset by lower cash outflow associated with purchase of capital assets compared to the prior period. Other activity related to purchase of intangible assets remained relatively consistent with the prior period.
Financing Activities
Net cash used in financing activities was $83.0 million in the nine months ended June 30, 2021, as compared to a use of $110.4 million in the nine months ended June 30, 2020, resulting in a net decrease of $27.4 million as compared to the prior year period. The decrease in cash used in financing activities for the nine months ended June 30, 2021 was primarily due to the debt refinancing activities that occurred in the three months ended June 30, 2021. Additionally, cash received from the issuance of common stock in connection with the exercise of stock options increased in the current period and taxes paid related to net share settlements of share-based compensation awards and distribution of dividends to non-controlling interest declined compared to the prior period.
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

Off‑Balance Sheet Arrangements
We had the following outstanding under our credit arrangements at June 30, 2021 and September 30, 2020:

(In millions)	June 30, 2021	September 30, 2020
Letters of credit	$11.5	$13.0
Surety bonds	$141.8	$153.0
The longest maturity date of the letters of credit and surety bonds in effect as of June 30, 2021 was March 20, 2030.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.

While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2018, a purported shareholder of the Company filed a class action lawsuit, captioned McWilliams v. Evoqua Water Technologies Corp., Case No. 1:18-CV-10320, in the United States District Court for the Southern District of New York alleging that the Company and senior management violated federal securities laws by issuing false, misleading, and/or omissive disclosures in the period leading up to the Company’s October 30, 2018 announcement of, among other things, (a) preliminary results for the full-year fiscal 2018 that were below previous expectations and (b) a transition from a three-segment structure to a two-segment operating model.  In January 2019, the court appointed lead plaintiffs and lead counsel and re-captioned the action as In re Evoqua Water Technologies Corp. Securities Litigation (the “Securities Litigation”). In March 2019, lead plaintiffs filed an amended complaint, which asserted claims pursuant to the Securities Exchange Act of 1934 and the Securities Act of 1933 against the Company, members of the Company’s board of directors, senior management, a former executive, AEA, and the underwriters of the Company’s IPO and secondary public offering. The amended complaint alleged that the defendants violated federal securities laws by issuing false, misleading, and/or omissive disclosures concerning the Company’s integration of acquired companies, the Company’s reduction-in-force, and the Company’s financial results of operations. The lawsuit sought compensatory damages in an unspecified amount and an award of costs and expenses to the plaintiff and class counsel.  In March 2020, the Court granted the defendants’ motion to dismiss a portion of the claims, dismissing all claims predicated on supposedly intentional misstatements or omissions, which were brought under the Securities Exchange Act of 1934. The claims that remained were those brought under the Securities Act of 1933. The Company filed an answer denying the material allegations of the complaint, the parties engaged in discovery, and lead plaintiffs filed a motion for class certification in December 2020.

On June 1, 2021, following mediation, the parties filed a stipulation agreeing to settle the Securities Litigation (subject to Court approval) for $16.65 million, all of which will be covered by insurance. On July 8, 2021, the Court entered an order preliminarily approving the settlement and scheduling a hearing for November 1, 2021 to determine whether to grant final approval to the settlement and dismiss the Securities Litigation.

In April 2019, another purported shareholder of the Company filed a derivative lawsuit in the United States District Court for the Western District of Pennsylvania, captioned Dallas Torgersen v. Ronald C. Keating, Case No. 2:19-CV-410. The complaint names as defendants the Company’s CEO and CFO, as well as members of the Company’s board of directors, and it names the Company as a nominal defendant. The complaint alleges, among other things, that the individual defendants violated federal securities laws by issuing false, misleading, and/or omissive disclosures in the period leading up to the Company’s October 30, 2018 disclosures, and that they breached their fiduciary duties to the Company. The lawsuit seeks compensatory damages in an unspecified amount, an award of costs and expenses, restitution from the individual defendants, and an order directing the Company and the individual defendants to take unspecified actions to reform and improve the Company’s corporate governance and internal procedures.

In July 2020, a different purported shareholder of the Company filed a second shareholder derivative lawsuit ostensibly on behalf of the Company in the same court, captioned Robert Hyams v. Ronald C. Keating, Case No. 2:20-CV-1112. The complaint is similar to the one in Torgersen but also names as defendants AEA and a number of its affiliated entities. In September 2020, the court consolidated the Torgersen and Hyams cases under the caption In re Evoqua Water Technologies Corp. Derivative Litigation (the “Derivative Litigation”). The Derivative Litigation has been stayed since June 2019 pending resolution of the Securities Litigation.

In February 2020, yet another purported shareholder of the Company sent a letter to the board of directors demanding that it investigate and bring claims against various directors and officers for the same matters that were already the subject of the Securities Litigation and the Derivative Litigation. Although no lawsuit has yet been filed by this purported shareholder, the shareholder agreed to stay matters on terms similar to what was agreed in the Derivative Litigation.

On July 28, 2021, following mediation, the parties signed an agreement, subject to Court approval, to settle the Derivative Litigation and the stockholder demand for non-cash consideration, including certain enhancements to corporate governance practices and internal procedures.

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

10.4	Form of Special Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 19, 2021 (File No. 001-38272)).
10.5	Form of Special Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on May 19, 2021 (File No. 001-38272)).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOQUA WATER TECHNOLOGIES CORP.

August 3, 2021	/s/ RONALD C. KEATING
	By:	Ronald C. Keating
Chief Executive Officer (Principal Executive Officer)

August 3, 2021	/s/ BENEDICT J. STAS
	By:	Benedict J. Stas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)