Form 10-K
period 2021-09-30
Evoqua Water Technologies Corp.
filed 2021-11-17
CIK 1604643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended	September 30, 2021
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to _________
Commission file number: 001-38272
EVOQUA WATER TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Delaware		46-4132761
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
210 Sixth Avenue		15222
Pittsburgh,	Pennsylvania
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (724) 772-0044
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The aggregate market value of the outstanding common stock, par value $0.01 per share, of the registrant other than shares held by persons who may be deemed affiliates of the registrant, as of March 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.1 billion.
There were 120,587,273 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of October 31, 2021.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (the “Proxy Statement”) for its annual meeting of shareholders to be held in February 2022, are incorporated by reference into Part III of this Report. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

EVOQUA WATER TECHNOLOGIES CORP.
INDEX TO FORM 10-K
For the Fiscal Year Ended September 30, 2021

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward‑looking statements by our use of forward‑looking terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “plan,” “progress,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance, statements regarding our restructuring actions and expected restructuring charges and cost savings, statements regarding our cash requirements, working capital needs and expected capital expenditures, statements regarding our expectations for fiscal 2022, customer demand, supply chain challenges, material availability, price/cost, labor shortages, inflation, and general macroeconomic conditions, and statements related to the COVID-19 pandemic and its ongoing impact on our business contained in this Annual Report are forward‑looking statements.
All of these forward‑looking statements are based on our current expectations, assumptions, estimates, and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward‑looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report may cause our actual results, performance or achievements to differ materially from any future results, performance, or achievements expressed or implied by these forward‑looking statements, or could affect our share price. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward‑looking statements include, among other things:
•general global economic and business conditions, including the impacts of the COVID-19 pandemic;
•our ability to execute projects on budget and on schedule;
•material, freight, and labor inflation, commodity availability constraints, and disruptions in global supply chains and transportation services;

•the potential for us to incur liabilities to customers as a result of warranty claims or failure to meet performance guarantees;
•our ability to meet our own and our customers’ safety standards;
•failure to effectively treat emerging contaminants;
•our ability to continue to develop or acquire new products, services and solutions that allow us to compete successfully in our markets;
•our ability to implement our growth strategy, including acquisitions, and our ability to identify suitable acquisition targets;
•our ability to operate or integrate any acquired businesses, assets or product lines profitably;
•our ability to achieve the expected benefits of our restructuring actions;
•delays in enactment or repeals of environmental laws and regulations;
•the potential for us to become subject to claims relating to handling, storage, release or disposal of hazardous materials;
•our ability to retain our senior management, skilled technical, engineering, sales, and other key personnel and to attract and retain key talent in increasingly competitive labor markets;

•risks associated with international sales and operations;
•our ability to adequately protect our intellectual property from third-party infringement;
•risks related to our contracts with federal, state, and local governments, including risk of termination or modification prior to completion;
•risks associated with product defects and unanticipated or improper use of our products;
•our ability to accurately predict the timing of contract awards;
•risks related to our substantial indebtedness;
•our increasing dependence on the continuous and reliable operation of our information technology systems;
•risks related to foreign, federal, state and local environmental, health and safety laws and other applicable laws and regulations and the costs associated therewith; and
•other risks and uncertainties, including those listed under Part I, Item 1A, “Risk Factors.”
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

Part I

Item 1. Business
Company Overview
Evoqua Water Technologies Corp. (referred to herein as “the Company,” “Evoqua,” “we,” “us,” or “our”) was incorporated on October 7, 2013. On January 15, 2014, Evoqua acquired the Water Technologies business unit formerly owned by Siemens AG (“Siemens”). On November 6, 2017, we completed our initial public offering (“IPO”), and our common stock began trading on the New York Stock Exchange (the “NYSE”) on November 2, 2017 under the ticker symbol “AQUA.”

We are a leading provider of mission-critical water and wastewater treatment solutions, offering a broad portfolio of products, services, and expertise to support customers across various end markets. We are headquartered in Pittsburgh, Pennsylvania, with locations across ten countries. We have a comprehensive portfolio of differentiated, proprietary technologies offered under market‑leading and well‑established brands. Our core technologies are primarily focused on removing impurities from water, rather than neutralizing them through the addition of chemicals. We have worked to protect water, the environment, and our employees for over 100 years. As a result, we have earned a reputation for quality, safety and reliability and are sought out by our customers to solve the full range of their water treatment needs.

We provide solutions across the entire water cycle. The water cycle begins with influent water, which is sourced from rivers, lakes, and other sources. We treat influent water for use in a wide variety of industrial, commercial, and municipal applications, including use as process water in manufacturing, power generation and other industrial applications, use as ingredient water in the production of food, beverage, and other goods, use in laboratory testing, use by commercial aquatic facilities, and to produce safe drinking water. After the water is used it is considered effluent water, and we treat it to remove impurities so that it can be discharged safely back into the environment or reused for industrial, commercial, or municipal applications.

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
Laboratory systems
Municipal drinking water
Filtration
High-rate clarification
Disinfection (chlorination, UV)
Filter presses
Commercial aquatics
Regenerative media filters (RMF)
Microsand filtration
Medium & low pressure UV
Chlorination
Media filtration
Screen filters
Controllers & analyzers
Boiler feedwater
Biosolids
Municipal wastewater treatment
MUNICIPAL
Pumping station
Drinking Water Treatment
Boiler water
COMMERCIAL
Commercial aquatics
Filtration
Cooling tower
Industrial wastewater
Boiler water
Water reuse
Process water treatment
INDUSTRIAL
Intake
Filter
Disinfect
Purify
Reuse
Service and aftermarket support

We target attractive global end markets that utilize and treat water as a critical part of their operations or production processes, including general manufacturing, healthcare, pharmaceuticals, biotech, power, microelectronics, chemical processing, food and beverage, municipal drinking water and wastewater, aquatics, refining and marine end markets. While a decline in general global and economic conditions could adversely affect us, our business is highly diversified across these key end markets, and we believe that no single end market drives the overall results of our business.

PRIMARY END MARKETS

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

Develops efficient and reliable waste treatment systems to handle specific performance requirements

Offers comprehensive and customizable odor control solutions and services

AQUATICS

Meets the rigorous treatment demands across aquatic applications for leisure facilities, fountains and theme parks

REFINING & MARINE

Refining: Provides solutions and services for wastewater treatment, utility water, boiler feedwater, steam condensate and heavy metal removal

Marine: Provides solutions and services for maritime growth prevention, biological fouling protection and ballast water treatment

Our Business Segments
Our business is organized into two segments: a customer-facing service organization called Integrated Solutions and Services (“ISS”) and a product technology group called Applied Product Technologies (“APT”) focused on sales primarily through indirect channels.

Our ISS segment provides application-specific solutions and full lifecycle services for critical water and wastewater applications across numerous end markets. Our APT segment provides highly differentiated and scalable water and wastewater products and technologies as stand-alone offerings or components in integrated solutions. The chart below reflects revenue by segment for the year ended September 30, 2021:
The table below provides an overview of our two segments, including their sales channels and a summary of their key offerings as of September 30, 2021.

Integrated Solutions and Services	Overview	Provides application-specific solutions and full lifecycle services across numerous end markets North America focused; extensive service branch footprint and fleet of mobile response equipment
	Channel	Direct sales, organized geographically and by end market
Key offerings
Outsourced water services, including digitally connected Water One® service platform

Capital equipment for process water and wastewater treatment; related service and aftermarket consumables

Preventative maintenance service contracts; emergency response services

Municipal services, including odor and corrosion control services and drinking water treatment systems

Applied Product Technologies	Overview	Provides highly differentiated and scalable products and technologies Global geographic reach serving North America, EMEA, and Asia Pacific
	Channel	Primarily indirect sales through our ISS segment, OEMs, system integrators, sales representatives, regional distributors, and engineering firms
	Key Offerings	Filtration and separation Disinfection Wastewater technologies Anode and electrochlorination technology
Integrated Solutions and Services Segment
Our ISS segment provides application-specific solutions and full lifecycle services to treat process water, utility water and wastewater for customers in end markets including general manufacturing, healthcare, pharmaceuticals, biotech, power, microelectronics, chemical processing, food and beverage, and refining. ISS also provides odor and corrosion control services and drinking water treatment systems for municipalities. ISS offers customers outsourced water service contracts, capital systems and related recurring aftermarket services, parts and consumables, and emergency services. Our outsourced water service contracts include short-term service deionization contracts, averaging one to two years in duration, longer-term build-own-operate contracts, averaging eight to ten years in duration, and event driven mobile fleet deployments, including a growing portfolio of digitally connected technologies encompassed in our Water One® service platform. Key capital and related aftermarket service and product offerings include filtration, reverse osmosis, ion exchange and continuous deionization.

ISS supports service and aftermarket sales through what we believe to be the largest integrated industrial service branch network in North America, which is comprised of certified technicians and our extensive fleet of mobile reverse osmosis and deionization water treatment systems. This is complemented by our digitally connected Water One® service platform, which uniquely combines our water expertise, proactive service, proven technology, and data intelligence to continually improve customers’ water operation management. Our remote monitoring capabilities enable us to optimize our routine service calls through predictive analytics and provide customers a more predictable, cost-efficient water solution.

ISS partners with customers through our direct sales and service team, which is organized geographically and by end market and is complemented by an inside sales force, field sales engineers, and a growing ecommerce platform. ISS primarily targets four broad categories of customers, principally based on their end markets and main applications.

•Light Industry - Offerings include our digitally connected, usage-based Water One® deionized water service, preventative maintenance service contracts, integrated process and wastewater systems, aftermarket consumables, and spare parts.
•Heavy Industry - Offerings include mobile, rapidly deployable services based on short-term operating contracts, outsourced water services and accompanying technological support, integrated process and wastewater systems, aftermarket consumables, and spare parts.
•Environmental Solutions - Offerings include activated carbon, wastewater ion exchange, hydrostatic water testing, degassing services, and groundwater remediation solutions.
•Municipal Services - Offerings include odor and corrosion control and disinfection capabilities, including digitally connected, remote monitoring and automated control solutions and multi-product liquid and vapor phase product combinations for wastewater collection. We also provide municipal service solutions for drinking water treatment and distribution.

Applied Product Technologies Segment
Our APT segment sells differentiated and scalable products and technologies to a diverse set of water treatment system integrators and end users globally. The portfolio of technologies offered by APT includes filtration, separation, disinfection, wastewater treatment, electrochlorination, and anode offerings.

APT sells these products and technologies as stand-alone offerings and components in integrated solutions both through our ISS segment and to a global customer base comprised of OEMs, system integrators, regional distributors, engineering firms and various other end users that we reach through multiple established sales and aftermarket channels. APT targets customers principally based on their end markets and primary application.

•Advanced Filtration and Separation – Offerings include VAF self-cleaning filters, Ionpure® electrodeionization systems, Vortisand® filtration systems, filter presses and related consumables and aftermarket products, targeting customers in the microelectronics, pharmaceutical and power end markets.
•Disinfection – Offerings include a wide range of chemical and non-chemical disinfection technologies, including low and medium pressure ultraviolet (UV), ozone, onsite hypochlorite generation, chlorine and chlorine dioxide systems, targeting municipal drinking water, industrial, light manufacturing, commercial, and aquatics customers worldwide.
•Wastewater Technologies - Offerings include advanced biological treatment, clarification, filtration, nutrient removal, biosolid, and field-erected biological wastewater treatment plant solutions. We also provide aftermarket and retrofit solutions to our extensive installed base. We sell primarily through a network of municipal sales representatives across the U.S.
•Aquatics - Offerings include our Defender® regenerative media filters, sand filters, analyzers, controllers and related accessories, targeting commercial aquatics designers, municipal and recreational pools and leisure facilities, fountains, water features, and recreational waterparks.

•Electrochlorination – Offerings include onsite sodium hypochlorite generating systems for maritime, oil and gas, power and military customers, maritime growth prevention systems used on military and commercial ships and in offshore oil and gas applications, and anodes used in mining, chemical processing, light industrial, microelectronics, metal finishing, electroplating, and swimming pool chlorination applications.

Customers
Our customers span a diverse range of end markets, including general manufacturing, healthcare, pharmaceuticals, biotech, power, microelectronics, chemical processing, food and beverage, municipal drinking water and wastewater, aquatics, refining and marine end markets. We sell directly to end users in these end markets and also to intermediaries, such as OEMs, system integrators, regional distributors, and engineering firms. Our business is not dependent on any single customer or end market. During the year ended September 30, 2021, no single customer accounted for more than 1.3% of our revenue, and our top ten customers accounted for approximately 7.4% of our revenue.

We provide products, services, and solutions to federal, state and local government customers both directly and indirectly as a supplier to general contractors. Many of our government contracts contain a termination for convenience clause, regardless of whether we are the prime contractor or a subcontractor. Upon a termination for convenience, we are generally able to recover the purchase price for delivered items and reimbursement of allowable work in process costs.
Suppliers
We maintain a cost-effective and diversified procurement program focused on supply chain continuity and customer fulfillment, utilizing strong relationships with strategic suppliers across key commodities. The top materials in our supply chain include chemicals, membranes, resin, metal fabrications, carbon, and electrical components. Procurement strategy within the project environment is focused on ensuring our ability to meet individual customer needs, with particular focus on more complex installation projects. We seek to in-source products that align with our existing manufacturing core competencies and that enable us to provide our customers with the highest level of value. Our diversified supply base spans across multiple suppliers and geographies, which we believe enables us to be cost-effective and responsive while also embracing our sustainability objectives.
Seasonality
Our business may exhibit seasonality resulting from our customers’ increasing demand for our products and services during the spring and summer months as compared to the fall and winter months. For example, we experience increased demand for our odor control product lines and services in the warmer months which, together with other factors, typically results in improved performance in the second half of our fiscal year. Inclement weather and extreme weather events, such as hurricanes, winter storms, droughts, and floods, can also have varying impacts on our business. Certain events may cause customer shutdowns that prevent or defer our performance of services or sale of equipment, while other events may drive increased demand for our products and services, particularly emergency response services. As a result, our results from operations may vary from period to period.
Sales and Marketing
Our ISS segment markets its offerings through a direct sales and service team, which is organized geographically and by end market and is complemented by an inside sales force, field sales engineers and a growing e-commerce platform. Our key end markets served by our ISS segment are general manufacturing, healthcare, pharmaceuticals, biotech, power, microelectronics, chemical processing, food and beverage, and refining. As of September 30, 2021, our ISS segment included approximately 350 employees in sales and marketing roles and a services network of approximately 950 employees in field service and application engineering roles.

Our APT segment markets its offerings primarily through indirect channels to serve the global market or through our ISS segment’s sales organization as part of broader solutions. APT maintains relationships with OEMs, system integrators, sales representatives, regional distributors, engineering firms, and various other end users through our direct technical sales force to drive adoption of our offerings. APT maintains a comprehensive municipal representative network in the U.S., providing us with an opportunity to influence specifications and the basis of design for new treatment facilities. As of September 30, 2021, we had active relationships with more than 240 distributors and sales representatives.
Growth Opportunities
We believe the global water market is well positioned to grow, supported by a variety of anticipated secular trends that will drive demand for clean water across a multitude of industrial, commercial, and municipal applications. These secular trends include water and climate risk, health and safety, connectivity and overall economic growth. Less predictable water availability and increased water scarcity are among the anticipated effects of climate change. Accessing water from current sources is becoming increasingly challenging, so the development of non-traditional sources of water and recycle and reuse technologies will be required.
The supply of clean water could be further impacted by factors including aging water infrastructure within North America and increased levels of water stress from seasonal rainfall, inadequate water storage options or treatment technologies. As global consumption patterns evolve and water shortages persist, we expect demand for solutions and services will continue to increase. Additionally, a decrease in the supply of clean water, as well as a heightened focus on environmental sustainability across various end markets, may increase the demand for closed-loop solutions that allow recycling and reuse of effluent water for certain applications. In order to position the company to meet this demand, key elements of our growth strategy include:

Provide a higher value-add service-based business model to our customers. Many of our customers require water that meets a particular specification to facilitate the operation of their own businesses. Our goal is to provide reliable water treatment solutions by combining our products and technologies with our extensive service and distribution capabilities, enabling our customers to outsource their water treatment needs to us and focus on their core businesses. Our outsourced water offerings are high value add solutions utilizing our owned assets to generate service revenue. An example is our Water One® service platform, which uses digitally connected remote monitoring technology to provide customers with predictive and proactive service, usage-based pricing, and simplified billing.

Drive margin expansion and cash flow improvements through continued focus on strategic pricing, operational excellence, execution and cost savings initiatives. During the year ended September 30, 2021, we deployed a more robust strategic pricing program to focus on efficient and effective price increase implementation with the objective of ensuring more immediate recovery of increased supply chain costs and capturing appropriate value for our innovations. Dedicated resources and systems have been put in place to institutionalize these practices. In parallel, we are pursuing several discrete initiatives that, if successful, we expect could result in additional cost savings over the next two years. These initiatives include our continuing supply chain improvement program to consolidate and manage global spending, our improved logistics and transportation management program, capturing benefits of our Water One® service platform and further optimizing our engineering cost structure, our global shared services organization and our sales, inventory and operations planning, including footprint rationalization. Furthermore, as a result of significant investments we have made in our footprint and facilities, we believe we have the capacity to support our planned growth without commensurate increases in fixed costs.

Continue to expand our capabilities for the treatment of increasingly complex emerging contaminants. Emerging contaminants such as PFAS, PFOA, selenium, micro-plastics and many others, may present global health risks if not properly removed from drinking water, process water and wastewater. We believe we have one of the leading portfolios of water treatment products and solutions to remove emerging contaminants from water including granular activated carbon, ion exchange resin, reverse osmosis, and advanced oxidation processes. In addition, we have an extensive service branch network, located predominantly in the United States, as well as a large fleet of mobile assets to respond quickly to customers’ water treatment needs.

Continue to evaluate and pursue accretive acquisitions to add new technologies, attractive geographic regions and end markets. As a complement to our organic growth initiatives, we view acquisitions as a key element of our overall growth strategy. We target acquisitions that we believe will enable us to accelerate our growth in our current addressable market, new geographies, and new end market verticals. Our existing customer relationships, channels to market and ability to rapidly commercialize technologies provide a strong platform to drive growth in the businesses we acquire. To capitalize on these opportunities, we have built an experienced team dedicated to mergers and acquisitions that has helped us expand our vertical markets and geographic reach and enhance our portfolio of technologies.

During the year ended September 30, 2021, we completed the following acquisitions:

•On December 17, 2020, we acquired the industrial water business of Ultrapure & Industrial Services, LLC (“Ultrapure”) for $8.7 million cash paid at closing. On April 1, 2021, we paid an additional $0.3 million as a result of net working capital adjustments. Ultrapure, based out of Texas, provides customers across multiple end markets with a variety of water treatment products and services, including service deionization, reverse osmosis, UV, and ozonation. Ultrapure will strengthen our service capabilities in the Houston and Dallas markets and is a part of our ISS segment.

•On April 1, 2021, we acquired the assets of Water Consulting Specialists, Inc (“WCSI”) for $12.0 million cash paid at closing. WCSI is a leader in the design, manufacturing, and service of industrial high-purity water treatment systems. The acquisition strengthens our portfolio of high-purity water treatment systems and provides the opportunity to further expand its digitally enabled solutions and services in key industrial markets. WCSI is a part of our ISS segment.

Research, Development and Engineering
We utilize a disciplined, stage-gate process consisting of development, field test, commercialization, supply chain and sourcing decisions to identify and develop new technologies for commercialization. We also partner with leading universities, research centers and other outside agencies to explore potential developments.

As of September 30, 2021, our global research, development, and engineering footprint included seven facilities located in the U.S., the United Kingdom, the Netherlands, Germany and India, staffed with managers, scientists, researchers, engineers, and technicians. In October 2021, we opened a new Sustainability and Innovation Hub in Pittsburgh, Pennsylvania. This 18,000 square-foot facility houses a hands-on demonstration and training area, a pilot testing environment, and a laboratory to grow our analytical and feasibility study capacity. We expect this facility to advance our research and development capabilities and enable further development of sustainable water treatment technologies. Our total expected investment in this facility is approximately $5.6 million, of which $3.5 million has been recognized as of September 30, 2021.

Intellectual Property
Our intellectual property and proprietary rights are important to our business, but we do not believe our business as a whole to be materially dependent on any single patent, trade secret or trademark. As of September 30, 2021, we have approximately 1,600 granted or pending patents (after giving effect to patents transferred as a result of acquisitions and dispositions to date). We undertake to strategically and proactively develop our intellectual property portfolio by pursuing patent protection, obtaining copyrights and registering our trademarks in the U.S. and in foreign countries. We currently rely primarily on patent, trademark, copyright and trade secret laws, and control access to our intellectual property through license agreements, confidentiality procedures, nondisclosure agreements with third parties, employment agreements and other contractual rights, to protect our intellectual property rights.

Competition
Our industry is highly fragmented and includes a number of regional and niche offering focused competitors. Competition is largely based on product performance and reliability, pricing of products and services, ability to provide service and support, application expertise and process knowledge, brand reputation, energy and water efficiency, product compliance with regulatory and environmental requirements, product lifecycle cost, scalability, timeliness of delivery, the proximity of service centers to customers and the effectiveness of distribution channels. Within each of our segments and the various businesses that comprise them, we compete with a variety of companies, but we do not consider any single company to be a key competitor to our business as a whole.
Backlog
Backlog represents the expected future revenue for unfulfilled and remaining performance obligations for capital projects where neither Evoqua nor the customer can terminate the contract without penalty. As of September 30, 2021, our backlog was approximately $275.6 million.

Human Capital Resources
We believe our talent within the organization is key to our long-term success. Our human capital management philosophy and objectives focus on creating a high-performance culture in which employees are highly enabled, empowered, and accountable to deliver results. As of September 30, 2021, we had approximately 4,000 employees. Of these employees, approximately 59% were full-time salaried staff and the remaining employees consisted of a mix of full-time and part-time hourly workers. Approximately 75% of our employees work in our U.S. operations and approximately 25% work in foreign operations. None of our facilities in the U.S. or Canada are covered by collective bargaining agreements. As is common in Germany and the Netherlands, our employee populations there are represented by works councils.

The health, safety and well-being of our employees is our top priority. Fostering a safe working environment is critical to our ability to attract and retain talent and to earn and keep the trust of our customers. In order to do so, our Environmental, Health and Safety team conducts monthly safety reviews at the executive level, reviews each recordable accident with our CEO and leadership team, conducts quarterly reviews with our Board of Directors, routinely reviews key performance indicators, and conducts regular facility audits. Every employee is empowered to stop work when they have a concern or see the potential for injury. Throughout the COVID-19 pandemic, we have remained focused on protecting the health, safety and well-being of our employees and managing the business to preserve our workforce. We have implemented safety plans and protocols following guidance from the Centers for Disease Control, World Health Organization, and other federal, state, local and international regulations, and we continue to evolve our corporate and site-specific crisis management teams to actively manage and ensure compliance with these plans and protocols.

We are currently operating in an extremely challenging talent market. Market hiring surges, increased attrition and shifting work expectations have significantly impacted the attraction and retention of talent, creating a hyper-competitive global marketplace. We understand that our long-term success will require a differentiated, targeted approach to talent attraction and retention. In response to these challenges, we took a number of actions in 2021 in an effort to enhance our ability to attract and retain diverse talent.

•We learned through employee surveys, stay interviews, and exit survey data that career development and recognition were two key factors that might influence our employees to consider leaving the organization. In response, we developed six enterprise-wide career paths designed to help employees in certain roles establish career development plans. We also put in place processes to advance our internal talent placements, ensuring cross-segment and cross-functional internal talent moves are occurring across the organization, to help employees achieve the objectives of their development plans. We plan to launch a global recognition program in 2022 to ensure the accomplishments of our employees are better acknowledged.

•We recently launched workstreams in two key focus areas: total compensation, with a deeper focus on sign-on and referral bonuses, and branding and advertising within the talent market, with a heightened focus on Inclusion and Diversity and Sustainability.

•We launched our flexible work approach that balances the benefits of working remotely with the experience of working on-site.

Our Inclusion & Diversity (ID) strategy is also critical to our long-term success, and we continuously strive to improve the diversity of our workforce through inclusive practices and actions. Through our ID action plan, we launched a Business Resource Group called the Evoqua Inclusion Network (EIN) in September 2021, which is tasked with identifying action opportunities that promote inclusion and minimize unconscious bias. Specific actions taken to date include the dissemination to all global employees of an unconscious bias learning program, enhancement of our benefits offerings with our flexible work approach, updating our internal and external branding materials focusing on ID, and implementing recruiting strategies to better attract diversity, such as blind resumes and diverse interview panels.

We are working to improve gender diversity at all levels of the business through our ID strategy and action plan. As of September 30, 2021, women make up approximately 20% of our global employee population and approximately 15% of our leadership roles, defined as director level and above. In 2021, we saw an increase of approximately 23% in gender diversity in leadership roles within the organization, and we have seen an increase of approximately 95% in gender diversity in leadership roles from September 30, 2018 to September 30, 2021.

We embrace inclusion and diversity not only in our employment practices but also in our director selection. Since October 2018, our Corporate Governance Guidelines have provided that diverse candidates, including women and minorities, must be included in each pool of candidates from which we select new directors, otherwise known as the “Rooney Rule.” Forty percent of our current Board members self-identify as diverse, in terms of race, ethnicity or gender, including three of the four directors that have joined our Board since our initial public offering.

Government Regulation and Environmental Matters
We are subject to extensive and varied laws and regulations in the jurisdictions in which we operate, including those relating to anti‑corruption and trade, anti-money laundering, import and export compliance, antitrust, data security and privacy, employment, workplace safety, product safety, public health and safety, environmental compliance, intellectual property, transportation, zoning, and fire codes. Our policies mandate compliance with all applicable laws and regulations, and we operate our business in accordance with standards and procedures designed to comply with these laws and regulations.

The geographic breadth of our facilities and the nature of our operations subject our operations and products to extensive environmental, health and safety laws, regulations, and permits, domestically and internationally, at national, state, and local levels throughout the world. Such laws, regulations and permits relate to, among other things, air emissions, potable and non-potable water and wastewater treatment, wastewater discharge, the generation, handling, storage, use, transport, treatment and disposal of non-hazardous and hazardous materials and wastes, product safety and workplace health and safety. These laws and regulations impose a variety of requirements and restrictions on our operations and the products we distribute, and they could increase our cost of producing certain products or make certain products obsolete or less attractive in the marketplace. The failure by us to comply with these laws and regulations could result in fines, penalties, enforcement actions, third party claims, damage to property or natural resources, personal injury claims, requirements to investigate or cleanup property or to pay for the costs of investigation or cleanup or regulatory or judicial orders requiring corrective measures, including the installation of pollution control equipment, remedial actions or the pulling of products from the market, and could negatively impact our reputation with customers.

Many of the customers that we serve are subject to the same or similar environmental, health and safety laws and regulations. Compliance with these laws by our customers could result in increased or decreased demand for our products and services.

Specific laws and regulations that may affect our operations or demand for our products and services include, among others, the following.

•The federal Clean Water Act (the “CWA”) and comparable state, local and foreign laws that regulate the discharge of pollutants into streams and other waters. These laws may limit the quantity of pollutants in water discharges and require persons to apply for and obtain permits and conduct sampling and monitoring, and in some cases, treat the water. Changes in limits on the quantity of pollutants and the types of pollutants under the CWA and comparable state, local or foreign laws could affect demand for our products or services or create liability for us as the result of contamination in water we treat.

•The federal Safe Drinking Water Act (the “SDWA”) and comparable state, local and foreign laws that set standards for drinking water quality and protect sources of public drinking water. The U.S. Environmental Protection Agency (the “EPA”) has issued standards for microorganisms, disinfectants, disinfection byproducts, inorganic chemicals, organic chemicals, and radionuclides. Changes in the SDWA or comparable state, local or foreign standards, including the addition of newly-regulated contaminants, could affect demand for our products and services and/or result in the obsolescence of our products or lead to an interruption or suspension of our operations. Additionally, increased public awareness of the presence and human health impacts of manmade chemicals and naturally occurring contaminants in drinking water may increase demand for our municipal service offerings. Correspondingly, if stringent laws or regulations are delayed or are not enacted, or repealed or amended to be less stringent, or enacted with prolonged phase‑in periods, or not enforced, then demand for our products and services may also be reduced.

•The Resource Conservation and Recovery Act (“RCRA”) and comparable state, local and foreign laws that regulate substances designated as hazardous waste. Our operations involve the generation, handling, storage, use, transport, treatment and disposal of non-hazardous and hazardous materials and wastes. Changes in materials covered or treatment, storage, and disposal requirements under RCRA and comparable state, local or foreign standards could result in increased operating costs or require additional investment in our covered facilities.

•The Comprehensive, Environmental Response, Compensation, and Liability Act (“CERCLA”) and comparable state, local and foreign laws. The Company has been subject to claims under CERCLA, which can impose joint and several liability on “potentially responsible parties” for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of specified substances, including, under CERCLA, those designated as “hazardous substances.”

•The Toxic Substances Control Act (the “TSCA”), the Federal Insecticide, Fungicide and Rodenticide Act (the “FIFRA”), and comparable state, local and foreign laws that regulate the manufacture and/or distribution of certain chemical substances and/or disinfection equipment. These laws may require ongoing submissions to the EPA or state environmental agencies, including, but not limited to, information on the chemistry and toxicology of the chemical substance or products, registrations, notification, and other requirements before such products can be manufactured, distributed, or sold. Changes in these laws could affect demand for our products and services, increase our cost of operations, result in the obsolescence of our products or lead to an interruption or suspension of our operations.

We are not aware of any pending environmental compliance or remediation matters that, in the opinion of management, are reasonably likely to have a material effect on our business, financial condition, results of operations or prospects.

Available Information
Our internet address is www.evoqua.com. We are subject to the informational requirements of the Exchange Act, and in accordance therewith, we file reports, proxy and information statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as our sustainability reports, are available free of charge through the “Investors” section of our website. These materials are generally made available on our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The information contained on our website is not incorporated by reference into this Annual Report. In addition to our website, you may read our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

We intend to make future announcements regarding Company developments and financial performance on the “Investors” section of our website, www.evoqua.com, as well as through press releases, filings with the SEC, conference calls, and webcasts.
Item 1A. Risk Factors
The following risks and uncertainties could materially adversely affect our business, financial condition, results of operations or prospects. Although the risks are organized by headings and each risk is described separately, many of the risks are interrelated. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, financial condition, results of operations or prospects in the future. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition.
Business and Operational Risks
The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, financial condition, results of operations and prospects.
The COVID-19 pandemic, the resulting global economic slowdown, and the reopening of global economies that has followed have created a number of macroeconomic challenges that have impacted our business, including volatility and uncertainty in business planning, disruptions in global supply chains, material, freight and labor inflation, shortages of and delays in obtaining certain materials and component parts, and labor shortages. To date, the pandemic has negatively impacted sales volume across our business, due primarily to customer site access restrictions, temporary customer site closures, and temporary delays in annual maintenance activities by customers in certain end markets. Further, certain of our customers have restricted access to their sites such that only our vaccinated employees may enter such sites, which may delay our timely provision of services to them.

The COVID-19 pandemic has also heightened risks associated with our operations. Our service technicians enter high-risk areas such as hospitals and testing laboratories, putting them at greater risk of exposure to the virus. An outbreak among our service technician population or an outbreak among employees at any of our manufacturing facilities, which may require us to suspend or reduce operations at that facility, could have a material adverse effect on our business, financial condition, results of operations and prospects. Additionally, a large number of our employees continue to work remotely, resulting in increased cyber-security risk.
Further, the Occupational Safety and Health Administration, acting at the direction of the President of the United States, published a Temporary Emergency Standard requiring certain companies to vaccinate their employees or test those who are not vaccinated at least once per week. This could impact employee retention or increase our costs of operation. If we are unable to respond to and manage the impact of these events, our business and results of operations may be adversely affected. Additionally, if we are unable to comply with these requirements, we could face enforcement actions or financial penalties.

The duration and severity of the pandemic remain uncertain and cannot be predicted. If COVID-19 and its variants continue to spread, or if the duration of the disruptions caused by the pandemic is further prolonged, our business, financial condition, results of operations or prospects could be materially adversely affected. Even after the COVID-19 outbreak has subsided, we may continue to experience impacts to our business and our financial results in subsequent periods due to the pandemic’s impact on the global economy and on certain markets that we serve. COVID-19 and future public health crises and pandemics may also affect our operating and financial results in a manner that is not presently known to us or not presently considered to be a significant risk to our operations. The impact of the COVID-19 pandemic may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

Our financial results depend on successful project execution and may be adversely affected by cost overruns, failure to meet customer schedules or other execution issues.
A significant portion of our revenue is derived from large projects that are technically complex and may occur over multiple years. These projects are subject to a number of significant risks, including project delays, cost overruns, changes in scope, unanticipated site conditions, design and engineering issues, incorrect cost assumptions, increases in the cost of materials and labor, health and safety hazards, third party performance issues, weather issues and changes in laws or permitting requirements. If we are unable to manage these risks, we may incur higher costs, liquidated damages, and other liabilities to our customers, which may decrease our profitability and harm our reputation. Many of these projects require us to contract with engineering, procurement, and construction firms (“EPCs”). If an EPC that we have commissioned to build a new project defaults or fails to fulfill its contractual obligations, we could face significant delays, cost overruns and liabilities. Our continued growth will depend in part on executing a higher volume of large projects, which will require us to expand and retain our project management and execution personnel and resources.

Our business could be adversely affected by material, freight, and labor inflation and other manufacturing and operating cost increases and commodity availability constraints.
Certain commodities and materials used in our operations, including, but not limited to, steel, caustic, carbon, calcium nitrate, and iridium, are subject to significant price fluctuations. Volatility in the market price and availability of these materials has a direct impact on the cost of operating our business. Our operating costs are also impacted by fluctuations in the cost of energy and related utilities, freight, and labor. We have experienced material, freight, and labor cost increases, and we have taken actions to mitigate the impact of these cost increases through price increases, cost savings projects, and sourcing decisions, as well as through strategic productivity improvements. If we are unable to offset these cost increases, it will adversely impact our gross profit, gross margin and operating profit. In addition, many of our contracts are long‑term in nature, and our failure to accurately project operating costs or negotiate or enforce price escalation provisions in our long‑term contracts could have a material adverse effect on our business, financial condition, results of operations or prospects.

Reliance on third party shipping companies may impact our ability to execute projects on time and within budget.

We rely upon various means of transportation through third parties, including shipments by air, sea, rail, and truck, to deliver products to our facilities from vendors and from our facilities to our customers, as well as for direct shipments from vendors to customers. Factors beyond our control, many of which have been caused or exacerbated by the COVID-19 pandemic, including labor shortages and capacity constraints in the transportation industry, container shortages, port congestion, disruptions to the national and international transportation infrastructure, fuel shortages, and transportation cost increases (such as increases in fuel costs or port fees), have impacted and could further impact our ability to execute projects or ship products to our customers on time and within budget, which could harm our reputation and have a material adverse effect on our business, financial condition, results of operations and prospects. Generally, we have been able to pass on the majority of shipping and related charges to our customers, but there can be no assurance that we will be able to do so into the future. Failure to do so may adversely impact our gross profit and gross margin.

We may incur liabilities to customers as a result of warranty claims or failure to meet performance guarantees, which could reduce our profitability.
Our customers typically require product warranties as to the proper operation and conformance to specifications of the products we manufacture or install, and performance guarantees as to any effluent water produced by our equipment and services. Failure of our products to operate properly or to meet specifications of our customers or our failure to meet our performance guarantees may increase costs by requiring additional engineering resources and services, replacement of parts and equipment and frequent replacement of consumables or monetary reimbursement to a customer or could otherwise result in liability to our customers. We have in the past received warranty claims, and we expect to continue to receive them in the future. There are significant uncertainties and judgments involved in estimating warranty and performance guarantee obligations, including changing product designs, differences in customer installation processes and failure to identify or disclaim certain variables in a customer’s influent. To the extent that we incur substantial warranty or performance guarantee claims in any period, our reputation, earnings, and ability to obtain future business could be materially adversely affected.
Our inability to meet our own and our customers’ safety standards could have a material adverse effect on our sales and profitability.
Maintaining a strong and reliable reputation for safety is critical to our business. Many of our customers actively monitor and review our company‑wide safety record. Risks arising from unsafe products or unsafe performance by our employees include, among other things, personal injury or death caused by our products or occurring in our facilities, the destruction of customer or third‑party property during the execution of a service arrangement or due to the malfunction of our products, delays in or suspension of service or the failure to timely deliver our products. Workplace accidents or near-accidents, product-related accidents, or the failure to follow our own or our customers’ safety policies could damage our reputation or our customers’ perception of our safety record, which could have a material adverse impact on demand for our products and services, result in additional costs to our business or the loss of customers, result in litigation against us or increase government or regulatory oversight over us.

Failure to effectively treat emerging contaminants could result in material liabilities.
A number of emerging contaminants might be found in water that we treat, including PFAS, PFOA, selenium, micro-plastics, hazardous chemicals, or pathogens that may cause a number of illnesses, including cholera, typhoid fever, cancer, giardiasis, cryptosporidiosis, amoebiasis and free-living amoebic infections. Such contaminants or pathogens may be found in the environment, and, as a result, there is a risk that they could be present in water treated using our systems or products. In applications where treated water enters the human body, illness and death may result if contaminants or pathogens are not eliminated during the treatment process. In particular, contamination could result from failing to properly treat reusable products before they are distributed to our customers, or from actions taken by our customers or other third parties using our products, which could result in material liability. The potential impact of a contamination of water treated using our products, services or solutions is difficult to predict and could lead to an increased risk of exposure to product liability claims, increased scrutiny by federal and state regulatory agencies and negative publicity. Further, an outbreak of disease in any one of the municipal markets we serve could result in a widespread loss of customers across other such markets.
Our future growth is dependent upon our ability to continue to develop or acquire new products, services and solutions that allow us to compete successfully in our markets.

We offer our products, services, and solutions in highly competitive markets. Our future growth depends upon our ability to (i) identify emerging trends in our target end markets, (ii) develop and maintain a wide range of competitive and appropriately priced products, services and solutions, (iii) enhance and differentiate our products from those of our competitors, (iv) develop and drive commercial acceptance of new products quickly and cost‑effectively, (v) ensure that our products, services and solutions remain cost‑competitive, even when faced with rising commodity costs, (vi) attract, develop and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop and sell new technologies and products, and (vii) execute projects in a cost-effective manner according to the schedules required by our customers.

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
Acquisitions require significant time and attention from management and other key personnel, which may result in attention being diverted from the operation of our existing business. Other risks associated with our acquisition strategy include ineffective integration of an acquisition, as further described below, inaccurately estimating a target’s financial condition or risk profile, failure to achieve planned synergies, litigation relating to an acquisition, failure to receive required regulatory approvals or such approvals being delayed or restrictively conditional, potentially insufficient internal controls over financial activities or financial reporting at an acquired entity that could impact our existing business on a combined basis, and an adverse impact on our existing business resulting from an acquired business that historically had a higher risk tolerance or whose personnel fail to comply with our existing policies.

We may have difficulty operating or integrating any acquired businesses, assets, or product lines profitably, or in successfully implementing our growth strategy.
The anticipated benefits from any potential acquisitions may not be achieved unless the operations of the acquired business assets or product lines are successfully integrated in an efficient, effective, and timely manner. The integration of our acquisitions will require substantial attention from management and operating personnel to ensure that the acquisition does not disrupt any existing operations or affect our customers’ opinions and perceptions of our services, products, or customer support. Risks associated with integration of an acquisition include failure of an acquired business to perform to our expectations, our failure to integrate it appropriately and on a timely basis, our failure to realize anticipated synergies and cost savings, our failure to preserve the customer relationships and retain key employees of an acquired business and difficulties, inefficiencies or cost overruns in integrating and assimilating the organizational cultures, operations, technologies, data, services and products of the acquired business with ours.
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
We may not achieve some or all of the expected benefits of our restructuring actions, which may materially adversely affect us.
We have taken a number of restructuring actions in recent years in an effort to better serve the needs of our customers worldwide, achieve cost savings and operational efficiencies, and position ourselves for improved long-term growth and profitability. Achieving the expected cost savings and efficiencies will be subject to significant economic, competitive, and other uncertainties, some of which are beyond our control, and we may not be able to obtain the cost savings and benefits that we currently anticipate in connection with these restructuring actions. Our assumptions may not be accurate, and we may not be able to operate in accordance with our plans, which may cause us to incur additional restructuring charges. These types of initiatives could yield unintended consequences such as distraction of our management and employees, business disruption and unforeseen costs, attrition beyond any planned reduction in workforce, inability to attract or retain key personnel and reduced employee productivity, which could materially adversely affect our business, financial condition, and results of operations. The successful implementation and execution of our restructuring actions are critical to achieving our expected cost savings as well as effectively competing in the marketplace and positioning us for future growth. If our restructuring actions are not executed successfully, it could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Delays in enactment or repeals of environmental laws and regulations may make our products, services, and solutions unnecessary or less economically beneficial to our customers, adversely affecting demand for our products, services, and solutions.
Certain of our products, services and solutions assist various industries and municipalities in meeting stringent environmental and safety requirements enacted for the purpose of making water cleaner and safer. Our future growth is dependent in part on the impact and timing of potential new water laws and regulations, as well as potential changes to existing laws and regulations. If stricter laws or regulations are delayed or are not enacted, or repealed or amended to be less strict, or enacted with prolonged phase‑in periods, or not enforced, demand for our products and services may be reduced. We are currently unable to predict whether changes to statutes and rules will affect demand for our products and services. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations or prospects.
If we become subject to claims relating to handling, storage, release, or disposal of hazardous materials, we could incur significant costs and experience delays in our business due to our efforts to comply.
Our business activities, including our manufacturing processes and waste recycling and treatment processes, currently involve the use, treatment, storage, transfer, handling and/or disposal of hazardous materials, chemicals, and wastes. These activities create a risk of significant environmental liabilities and reputational damage. Under applicable environmental laws and regulations, including RCRA and CERCLA, we could be strictly, jointly, and severally liable for releases of regulated substances by us at our current or former properties or the properties of others or by other businesses that previously owned or used our current or former properties. We could also be liable or incur reputational damage if we merely generate hazardous materials or wastes, or arrange for their transportation, disposal, or treatment, or we transport such materials, and they are subsequently released or cause harm. Our business activities also create a risk of contamination or injury to our employees, customers or third parties, from the use, treatment, storage, transfer, handling and/or disposal of these materials, and these activities could result in accidental contamination or injury to the general public, as end‑users of our industrial and municipal customers’ products and services.
In the event that our business activities result in environmental liabilities, such as those described above, we could incur significant costs or reputational damage in connection with the investigation and remediation of environmental contamination, and we could be liable for any resulting damages including natural resource damages. Such liabilities could exceed our available liquidity or any applicable insurance coverage we may have. Additionally, we are subject to, on an ongoing basis, federal, state, and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations may become significant and could have a material adverse effect on our business, financial condition, results of operations or prospects.
Failure to retain our existing senior management, skilled technical, engineering, sales and other key personnel or the inability to attract and retain new qualified personnel could materially and adversely impact our ability to operate or grow our business.
Our success depends to a significant extent on our ability to attract and retain talent, specifically in senior management and skilled technical, engineering, sales, project management and other key roles. Macroeconomic conditions, specifically labor shortages, increased competition for employees and wage inflation, could have a material impact on our ability to attract and retain talent, our turnover rate, and the cost of operating our business. If we are unable to attract and retain sufficient talent, minimize employee turnover, or manage wage inflation, it could have a material adverse effect on our business, financial condition, results of operations or prospects.

Wastewater operations may result in contamination or pose other significant risks that could cause us to incur significant costs.
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
Weather conditions, climate change, and legislation or regulations addressing climate change may adversely impact our business, financial condition, results of operations and prospects.
The physical impacts of climate change are highly uncertain and vary depending on geographical location, but could include changing temperatures, droughts, water shortages, wildfires, changes in weather and rainfall patterns, changes in sea levels, and changing storm patterns and intensities. These impacts present several potential challenges to water and wastewater service providers, such as potential degradation of water quality and changes in demand for water services, particularly during periods of increased precipitation, flooding, or water shortages. Inclement weather and extreme weather events may have varying impacts on our business. Certain events may disrupt the operations of our customers, creating customer shutdowns that prevent or defer our performance of services or sale of equipment, while other events may drive increased demand for our products and services, particularly emergency response services, which may create volatility in our financial results. Additionally, these events may disrupt our own operations and the operations of our suppliers, including the operation of manufacturing plants, the transportation of raw materials from our suppliers, and the transportation of products to our customers, any of which may increase our costs, reduce our productivity and adversely affect our business, financial condition, results of operations and prospects.

Additionally, concern over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate the effects of climate change, including limitations on greenhouse gas emissions, which could increase our costs or require additional investments in our facilities and equipment. New legislation and regulatory requirements may also impact our customers and suppliers, which could affect demand for our products or our ability to source key materials. In addition, our customers and suppliers may impose their own requirements with respect to climate change and greenhouse gas emissions. Any failure to comply with those requirements may also affect demand for our products or our ability to source key materials. Any failure to achieve our own goals with respect to reducing our impact on the environment, or any perception of a failure to act responsibly with respect to the environment or to effectively respond to regulatory requirements concerning climate change, can lead to adverse publicity, resulting in an adverse effect on our business or damage to our reputation.

Our business may be materially adversely affected by risks associated with international sales and operations.
Our international sales and operations are subject, in varying degrees, to risks inherent to doing business outside the U.S. These risks include tariffs and other trade restrictions, import and export requirements, foreign taxation policies, limitations on our ability to repatriate funds, unanticipated regulatory changes, geopolitical risks, political instability, currency fluctuations, varying levels of protection of intellectual property, difficulty enforcing agreements, disruptions in global supply chains, labor disruptions, and potential violations of anti-corruption laws.

In addition to the general risks that we face outside the U.S., our operations in emerging markets could involve additional uncertainties for us, including risks that an outbreak or escalation of any insurrection or armed conflict may occur; governments may seek to nationalize our assets; or governments may impose or increase investment barriers or other restrictions affecting our business.
We currently have operations and source and manufacture certain of our materials and products for global distribution from third‑party suppliers and manufacturers in the People’s Republic of China. Operating in China exposes us to political, legal, and economic risks. Our ability to operate in China may be adversely affected by changes in U.S. and Chinese relations, laws and regulations, such as those related to, among other things, taxation, import and export tariffs, environmental regulations, energy use, land use rights, intellectual property, currency controls, network security, employee benefits and other matters, and we may not obtain or retain the requisite legal permits to continue to operate in China, or we may become subject to costs or operational limitations imposed in connection with obtaining and complying with such permits. We may also experience difficulty in managing relations with our employees, distributors, suppliers, or customers, with whom disagreements or conflicts of interest could materially adversely affect our operations or our ability to source and manufacture certain of our materials and products in China.

If we do not adequately protect our intellectual property, or if third parties infringe our intellectual property rights or claim that we are infringing their intellectual property rights, we may suffer competitive injury, expend significant resources enforcing our rights or defending against such claims, or be prevented from selling products or services.
We own numerous patents, trademarks, service marks, copyrights, trade secrets and other intellectual property and hold licenses to intellectual property owned by others, which in aggregate are important to our business. The intellectual property rights that we have and may obtain, however, may not provide our products and services with a significant competitive advantage because our rights may not be sufficiently broad or may be challenged or invalidated. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property, or detect or prevent circumvention or unauthorized use of such property and the cost of enforcing our intellectual property rights could materially adversely impact our business, financial condition, results of operations or prospects. Any dispute or litigation regarding intellectual property could be costly and time consuming due to the complexity and the uncertainty of intellectual property litigation. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. We may incur significant costs and diversion of management attention and resources as a result of such claims of infringement or misappropriation, and we or our suppliers or subcontractors could lose rights to critical technology, be unable to license critical technology, provide or sell critical products or services, or be required to pay substantial damages or license fees with respect to the infringed rights or be required to redesign, rework, reprogram, or replace our or our customers’ products, subcomponents, software, or systems, or recast our valuable brands at substantial cost, any of which could materially adversely impact our competitive position, financial condition and results of operations even if we successfully defend against such claims of infringement or misappropriation.
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
Our contracts with federal, state, and local governments involve unique risks and may be terminated or adversely modified prior to completion, which could adversely affect our business.
We derive, and expect to continue to derive in the future, a portion of our revenue from government customers, including municipalities. Sales to governments and related entities present unique risks, including potential disruption due to appropriation and spending patterns, delays in the adoption of new technologies due to political, fiscal or bureaucratic processes, delays in approving budgets, long purchase and payment cycles, competitive bidding requirements, qualification requirements, extensive specification development and price negotiations, milestone requirements and the potential unenforceability of limitations on liability or other contractual provisions. Government contracts may contain provisions not typically found in commercial contracts, including provisions permitting the government to terminate for convenience, reduce scope and potential future revenue, modify certain terms and conditions of existing contracts, suspend performance, impose fines or penalties, subject us to criminal prosecution or debarment, subject awarded contracts to protests or challenges by competitors, or claim rights in technologies developed by us. Exercise of any of these rights could cause us to recognize lower revenue or margin than anticipated under our government contracts. Additionally, because our water treatment projects and solutions for municipal customers often include fixed‑price contracts with milestone billings and liquidated damages for our delay, our performance under such contracts involves risks such as not receiving payments, not receiving payments in a timely manner or incurring significant damages if certain milestones are not met or not met on schedule. As a result, we could experience a material adverse effect on our business, financial condition, results of operations or prospects.

We rely, in part, on third‑party sales representatives to assist in selling our products, services and solutions, and the failure of these representatives to perform as expected could reduce our future sales.

Sales of our products, services, and solutions to some of our customers are accomplished, in part, through the efforts of third‑party sales representatives. We are unable to predict the extent to which these third‑party sales representatives will be successful in marketing and selling our products. Moreover, many of these third‑party sales representatives also market and sell competing products and may more aggressively pursue sales of our competitors’ products. Our third‑party sales representatives may terminate their relationships with us at any time on short or no notice. Our future performance may also depend, in part, on our ability to attract, incentivize and retain additional third‑party sales representatives that will be able to market and support our products effectively, especially in markets in which we have not previously sold our products. If we cannot retain our current third‑party sales representatives or recruit additional or replacement third‑party sales representatives or if these sales representatives are not effective, it could have a material adverse effect on our business, financial condition, results of operations or prospects.

Product defects and unanticipated or improper use of our products could adversely affect our business, reputation, and financial statements.

Manufacturing or design defects in our products or unanticipated or improper use of our products by our customers could create product safety, regulatory or other risks, including personal injury, death, or property damage. These events could lead to recalls or safety alerts relating to our products, result in the removal of a product from the market or result in product liability claims being brought against us. Recalls, removals, and product liability claims can result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products and have a material adverse effect on our business, financial condition, results of operations or prospects.

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
There are inherent risks to our operations. We are exposed to risks posed by severe weather and other natural disasters, such as hurricanes and earthquakes. In addition to natural risks, hazards (such as fire, explosion, collapse, or machinery failure) are inherent risks in our operations which may occur as a result of inadequate internal processes, technological flaws, human error, or certain events beyond our control. We also utilize approximately 840 vehicles in connection with our offsite services and distribution operations and, from time to time, these drivers are involved in accidents which may cause injuries, spills, or uncontrolled discharges and in which goods carried by these drivers may be lost or damaged. The hazards described above can cause significant personal injury or loss of life, severe damage to or destruction of property, plants, and equipment, including customer or third‑party property, contamination of, or damage to, the environment and suspension of operations. The occurrence of any of these events may subject us to investigations, require us to perform remediation, or result in us being named as a defendant in lawsuits asserting claims for substantial damages, environmental cleanup costs, personal injury, natural resource damages and fines or penalties. As a result, we may from time to time become exposed to significant liabilities for which we may not have adequate insurance coverage. We may also become exposed to certain claims that are excluded from our insurance coverage, such as claims of fraud or for punitive damages. Although we have liability insurance, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost or will be adequate to cover any product liability claims. In addition, such events may affect the availability of personnel, proper functioning of our information technology infrastructure and availability of third parties on whom we rely, any of which consequences could have a material adverse effect on our business, financial condition, results of operations or prospects.

Financial and Credit-Related Risks
Our financial results may fluctuate from period to period and can be difficult to predict.
Our financial results may be impacted by large projects, which often have lower margins and greater risk from both a timing and execution standpoint than standard product sales. The timing of these project awards is often unpredictable and outside of our control. If we fail to accurately estimate our operating costs to complete these projects or if we fail to execute these projects efficiently and timely, our margins on these projects could be further eroded. The timing of these project awards is often unpredictable and can change based upon customer requirements due to a number of factors affecting the project that are outside of our control, such as funding, readiness of the project and regulatory approvals. If any of these large projects get delayed or canceled, our results during the periods in which these projects were scheduled to occur could be adversely affected and the delay or failure could have a material adverse effect on our business, financial condition, results of operations or prospects. In addition, our contracts for large capital water treatment projects, systems and solutions for municipal and industrial applications are generally fixed‑price contracts with milestone billings. Additionally, competitive‑bid processes impose significant uncertainty with respect to our prospects for success, and our failure to properly predict our win rate could reduce our margins. Accordingly, our financial results for any given period may fluctuate and can be difficult to predict.
Our substantial indebtedness could adversely affect our financial condition and limit our ability to raise additional capital to fund our operations.
We have a significant amount of indebtedness. As of September 30, 2021, we had total indebtedness of $754.9 million, including $473.8 million of borrowings under our term loan facility, $37.3 million borrowings under our revolving credit facility, $150.1 million of borrowings related to our Securitization facility which includes $0.1 million of accrued interest, $93.4 million in borrowings related to equipment financings, and $0.4 million of notes payable related to certain equipment related contracts. We also had $10.1 million of letters of credit issued under our $350.0 million revolving credit facility. We cannot provide any assurance that our business will generate sufficient cash flow from operations in amounts sufficient to enable us to fund our debt service obligations and other liquidity needs. Our inability to generate sufficient cash flow to satisfy our debt obligations could materially adversely affect our business, financial condition, results of operations, or prospects.

Our high level of indebtedness could, among other things, limit our ability to obtain additional financing in the future, reduce the amount of cash available for working capital, capital expenditures and other business needs, increase our vulnerability to adverse changes in the economy, expose us to greater interest rate risk, restrict us from making strategic acquisitions, force us to make non-strategic divestitures, place us at a disadvantage compared to less leveraged competitors, and increase our costs of borrowing. Any one of these impacts could have a material effect on our business, financial condition, results of operations, prospects, and our ability to satisfy our obligations in respect of our outstanding debt.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. Interest rates are still near historically low levels and are projected to rise in the future. If interest rates rise, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed may remain the same, and our net income and cash flows will correspondingly decrease. Assuming no prepayments of the term loan facility (which had $473.8 million outstanding as of September 30, 2021) and that our revolving credit facility was fully drawn, each 0.125% change in interest rates would result in an approximate change of $1.0 million in annual interest expense on the indebtedness under our senior secured credit facilities. We entered into an interest rate swap during the third quarter of fiscal 2020 to mitigate risks associated with variable rate debt. The interest rate swap became effective June 30, 2020, has a term of five years to hedge the variability of interest payments on the first $500.0 million of the Company’s senior secured debt and provides for a fixed rate of 0.61%.

The covenants in our senior secured credit facilities impose restrictions that may limit our operating and financial flexibility.
Our senior secured credit facilities contain a number of significant restrictions and covenants that limit our ability, among other things, to incur additional indebtedness, pay dividends on or repurchase our outstanding capital stock, prepay certain indebtedness, create certain liens, divest certain assets, make certain investments, and enter into new lines of business.

In addition, our senior secured credit facilities contain a financial covenant requiring us to comply with a 5.55 to 1.00 first lien net leverage ratio test. This financial covenant is solely for the benefit of the lenders under our revolving credit facility and is tested as of the last day of a quarter on which the aggregate amount of revolving loans and letters of credit outstanding under the revolving credit facility (net of cash collateralized letters of credit and undrawn outstanding letters of credit in an amount of up to 50% of the revolving credit facility) exceeds 12.5% of the total commitments thereunder.
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
We experience seasonal demand in a number of our end markets, as demand for infrastructure and municipal products and projects generally follows warm weather trends. Seasonal effects may vary from year to year and are impacted by weather patterns, particularly by temperatures, heavy flooding, and droughts. Our operating results and financial condition could be materially and adversely affected by severe weather, natural disasters, or other environmental factors. Repercussions of these catastrophic events may include shutting down operations, a need to obtain additional equipment or supplies on an emergency basis, evacuation of or injury to personnel, damage to equipment or property, loss of productivity and harm to our reputation, any of which may result in a decrease in our revenue or decreased profitability.
We may incur impairment charges for our goodwill and other indefinite‑lived intangible assets which would negatively impact our operating results.
We have a significant amount of goodwill and purchased intangible assets on our balance sheet. As of September 30, 2021, the net carrying value of our goodwill and other indefinite‑lived intangible assets totaled approximately $441.6 million. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of indefinite‑lived intangible assets represents the federal hazardous waste treatment management permits obtained for locations operated by the Company. We do not amortize goodwill and indefinite‑lived intangible assets that we expect to contribute indefinitely to our cash flows, but instead we evaluate these assets for impairment at least annually, or more frequently if changes in circumstances indicate that a potential impairment could exist. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes, or planned changes in use of the assets, divestitures and market capitalization declines may impair our goodwill and other indefinite‑lived intangible assets. Any charges relating to such impairments could materially adversely affect our financial condition and results of operations.
Our ability to use our net operating loss carryforwards may be limited.

As of September 30, 2021, we had approximately $297.1 million of U.S. federal and state net operating loss carryforwards (“NOLs”). Our federal NOLs begin to expire in 2035, while certain state NOLs began to expire in 2019. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. We maintain a full valuation allowance against these NOLs.

We may be unable to bid on or enter into significant long‑term agreements if we are not able to obtain letters of credit, bank guarantees or surety bonds, and our liquidity may be adversely affected by bonding requirements.
A portion of our business, including our water treatment projects and solutions, requires us to provide letters of credit, bank guarantees or surety bonds in support of our commitments and as part of the terms and conditions on water treatment projects. In addition, we are required to provide letters of credit or surety bonds to the department of environmental protection or equivalent in some states in order to maintain our licenses to handle hazardous waste at certain of our regeneration facilities. We have in the past been, and may in the future be, required to provide bid bonds or performance bonds to secure our performance on certain projects or, in some cases, as a pre‑requisite to submit a bid on a potential project. Our inability to obtain adequate bonding or letters of credit to meet bid requirements or enter into significant long‑term agreements could have a material adverse effect on our business, financial condition, results of operations or prospects.
Information Technology and Cybersecurity Risks
We are increasingly dependent on the continuous and reliable operation of our information technology systems, and a disruption of these systems could materially and adversely affect our business.
We rely on our information technology systems in connection with various aspects of the operation of our business, including customer relationship management, customer service, purchasing, inventory management, project management, human resource management, billing, and accounting. We also rely on digitally connected systems for monitoring and operation of certain of our water treatment installations. Many of our products, services and solutions depend on the integrity of our information technology systems, including our remote monitoring and data analytics features and our automated control solutions. These systems are inherently susceptible a number of threats, including, but not limited to, viruses, ransomware, malware, malicious codes, hacking, phishing, denial of service actions, human error, network failures, electronic loss of data, and other electronic security breaches. Although we have experienced attempts by external parties to access our networks and systems, these attempts have not resulted in any material breaches, disruptions, or loss of information to date. A successful cyber-attack may result in the loss or compromise of customer, financial or operational data, theft of intellectual property, disruption of billing, collections or normal field service activities, disruption of data analytics and electronic monitoring and control of operational systems, loss of revenue, ransomware payments, remediation costs related to lost, stolen, or compromised data, repairs to infrastructure, physical systems or data processing systems, increased cybersecurity protection costs, or violation of U.S. and international privacy laws, which may result in litigation. Any of these occurrences could harm our reputation or have a material adverse effect on our business, financial condition, results of operation and prospects.

We have adopted measures to mitigate potential risks associated with information technology disruptions and cybersecurity threats; however, there is no assurance that these measures will prevent cyber-attacks or security breaches. We also have a concentration of operations on certain sites, such as production and shared services centers, where business interruptions could cause material damage and costs. Although we continue to assess these risks, implement controls and perform business continuity and disaster recovery planning, we cannot be sure that interruptions with material adverse effects will not occur.
Our Water One® services are provided using remote monitoring technology that is connected to the “Internet of Things” (IoT), which is inherently susceptible to cyber-attacks and outages. A successful attack may result in inappropriate access to our or our customers’ information or systems or cause our products to function improperly. We have experienced outages due to disruptions in service by cellular providers. Although these outages have not had a material impact on our business to date, if outages occur with greater frequency or for extended durations, it could adversely affect our ability to monitor our assets, which could harm our reputation or result in a loss of revenue, failure to fulfill contractual obligations and additional costs to repair damages.
If we experience a significant data security breach or fail to detect and appropriately respond to a significant data security breach, our business and reputation could suffer.
The nature of our business involves the receipt and storage of information about our customers, suppliers, employees, operations and financial performance. Further, we rely on various information technology systems to capture, process, store, and report data in connection with the products, services, and solutions that we provide to our customers, such as our Water One® services. We have procedures in place to detect and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. We outsource administration of certain functions to vendors that could be targets of cyber attacks. Any theft, loss and/or fraudulent use of customer, employee, or proprietary data as a result of a cyber attack targeting us or one of our third-party service providers could subject us to significant litigation, liability, and costs, as well as adversely impact our reputation with customers and regulators, among others. Unauthorized parties may also attempt to gain access to our systems or facilities and to our proprietary business information. If our efforts to protect the security of information about our customers, suppliers and employees are unsuccessful, a significant data security breach may result in costly government enforcement actions, private litigation and negative publicity resulting in reputation or brand damage with customers, and our business, financial condition, results of operations or prospects could suffer. While we maintain insurance coverage that is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the event we experience a cybersecurity incident, data breach or disruption, unauthorized access, or failure of systems.
We are subject to laws, rules, and regulations in the United States (such as the California Consumer Protection Act (“CCPA”)), and other countries relating to the collection, use and security of employee and other data. Our ability to execute transactions and to possess and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require us to notify regulators and customers, employees, and other individuals of a data security breach, including in the European Union under the EU General Data Protection Regulation, or the GDPR. Evolving compliance and operational requirements under the GDPR, the CCPA, and the privacy laws of other jurisdictions in which we operate impose significant costs that are likely to increase over time.
Legal and Regulatory Risks
The cost of complying with complex governmental regulations applicable to our business, sanctions resulting from non‑compliance or reduced demand resulting from certain changes in regulations could increase our operating costs and reduce our profit.
Our operations are subject to various licensing, permitting, approval and reporting requirements imposed by federal, state, local and foreign laws. Our operations are subject to inspection and regulation by various governmental agencies, including the U.S. EPA, the Occupational Safety and Health Administration and equivalent state and local agencies, as well as their counterparts in various states and foreign countries. A major risk inherent in our operations is the need to obtain and renew permits from federal, state, and local authorities. Delays in obtaining permits, the failure to obtain a permit or a renewal permit for a project, challenges to our permits by local communities, citizen groups, landowners or others opposed to their issuance or the issuance of a permit with unreasonable conditions or costs could limit our ability to effectively provide our services. We are also required to secure and maintain licenses required by several states which can take a significant amount of time and result in our inability or delays in our ability to bid on and execute certain projects. If we fail to secure or maintain any such licenses or if states place burdensome restrictions or limitations on our ability to obtain or maintain such licenses, we may not be able to operate in such states and our business, financial condition, results of operations or prospects may be materially adversely affected as a result.

Our business may be further impacted by changes in federal, state, and local requirements that set forth air and wastewater discharge parameters, constrain water availability and set quality and treatment standards. Our failure or inability to comply with the stringent standards set forth by regulating entities or to provide cost‑effective and compliant design and construction solutions could result in fines or other penalties, and could have a material adverse effect on our business, financial condition, results of operations or prospects.
Foreign, federal, state, and local environmental, health and safety laws and regulations impose substantial compliance requirements on our operations. Our operating costs could be significantly increased in order to comply with new or stricter regulatory standards imposed by foreign, federal, and state environmental agencies.
Our operations, products and services are governed by various foreign, federal, state and local environmental protection and health and safety laws and regulations, including, without limitation, the federal Safe Drinking Water Act, the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the Toxic Substances Control Act and the Federal Insecticide, Fungicide, and Rodenticide Act in the U.S., the Registration, Evaluation and Authorization of Chemicals, or REACH, directive in Europe, and similar foreign, federal, state and local laws and regulations and permits issued under these laws by the foreign, federal, state and local environmental and health and safety regulatory agencies. These laws and regulations establish, among other things, criteria and standards for drinking water and for discharges into the waters of the U.S. and its states, for the proper management of hazardous and non‑hazardous solid waste and for protection of public and worker health and safety. Pursuant to these laws, we are required to obtain various environmental permits from environmental regulatory agencies for our operations. We cannot provide any assurance that our operations, products, or services will be at all times in total compliance with these laws, regulations and permits or that we will be able to obtain or renew all required permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators and be subject to lawsuits, civil or criminal, seeking enforcement and/or injunctive relief. We may also be subject to civil claims by citizens groups seeking to enforce environmental laws. In the event of an accident or if we otherwise fail to comply with applicable regulations, we could lose our permits or approvals and/or be held liable for damages and monetary penalties.
Environmental laws and regulations are complex and change frequently. These laws, and the enforcement thereof, have tended to become more stringent over time. It is possible that new standards could be imposed, either stricter or more lenient, that could result in the obsolescence of our products or lead to an interruption or suspension of our operations and have a material adverse effect on the productivity and profitability of a particular manufacturing facility, service, or product or on us as a whole.
Failure to comply with applicable anti‑corruption and trade laws, regulations, and policies, including the U.S. Foreign Corrupt Practices Act, could result in fines and criminal penalties, causing a material adverse effect on our business, financial condition, results of operations or prospects.
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
The International Traffic in Arms Regulations generally require export licenses from the U.S. Department of State for goods, technical data and services sent outside the U.S. that have military or strategic applications. The Export Administration Regulations regulate the export of certain “dual use” goods, software, and technologies, and in some cases require export licenses from the U.S. Department of Commerce. Office of Foreign Asset Control regulations implement various sanctions programs that include prohibitions of restrictions on dealings with certain sanctioned countries, governments, entities, and individuals. Our policies mandate compliance with these trade laws, regulations, and policies, and we have established procedures designed to assist us and our personnel in compliance with applicable

U.S. and international laws and regulations. However, we cannot provide any assurance that our internal control policies and procedures will always protect us from improper conduct of our employees or business partners.
In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable laws, including anti‑corruption and trade laws, regulations, and policies, we may be required to investigate or engage outside counsel to investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties, imprisonment, disgorgement of profits, debarment from government contracts and curtailment of operations in certain jurisdictions, and might materially adversely affect our business, financial condition, results of operations or prospects. In addition, actual or alleged violations could damage our reputation and diminish our ability to do business. Furthermore, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of September 30, 2021, we operated 156 locations located in the United States, Canada, the United Kingdom, the Netherlands, Germany, Australia, China, Singapore, India, and Korea, including 11 manufacturing facilities, 7 research and development facilities, and 91 service branches. We own 20 of these properties and lease the remaining 136 properties. The manufacturing and research and development facilities support both our ISS and APT segments globally.  The service branches primarily support our ISS segment.  Our North American presence includes 11 resin regeneration plants, 3 carbon reactivation plants, and 1 wastewater ion exchange facility.
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

In November 2018, a purported shareholder of the Company filed a class action lawsuit, captioned McWilliams v. Evoqua Water Technologies Corp., Case No. 1:18-CV-10320, in the United States District Court for the Southern District of New York alleging that the Company and senior management violated federal securities laws by issuing false, misleading, and/or omissive disclosures in the period leading up to the Company’s October 30, 2018 announcement of, among other things, (a) preliminary results for the full-year fiscal 2018 that were below previous expectations and (b) a transition from a three-segment structure to a two-segment operating model. In January 2019, the court appointed lead plaintiffs and lead counsel and re-captioned the action as In re Evoqua Water Technologies Corp. Securities Litigation (the “Securities Litigation”). In March 2019, lead plaintiffs filed an amended complaint, which asserted claims pursuant to the Exchange Act and the Securities Act against the Company, members of the Company’s board of directors, senior management, a former executive, AEA Investors LP (“AEA”), and the underwriters of the Company’s IPO and secondary public offering. The amended complaint alleged that the defendants violated federal securities laws by issuing false, misleading, and/or omissive disclosures concerning the Company’s integration of acquired companies, the Company’s reduction-in-force, and the Company’s financial results of operations. The lawsuit sought compensatory damages in an unspecified amount and an award of costs and expenses to the plaintiff and class counsel. In March 2020, the Court granted the defendants’ motion to dismiss a portion of the claims, dismissing all claims predicated on supposedly intentional misstatements or omissions, which were brought under the Exchange Act. The claims that remained were those brought under the Securities Act. The Company filed an answer denying the material allegations of the complaint, the parties engaged in discovery, and lead plaintiffs filed a motion for class certification in December 2020.

On June 1, 2021, following mediation, the parties filed a stipulation agreeing to settle the Securities Litigation, subject to Court approval, for $16.65 million, all of which was paid by insurance. On November 1, 2021, the Court granted final approval of the settlement and entered a judgment dismissing the Securities Litigation.

In April 2019, another purported shareholder of the Company filed a derivative lawsuit in the United States District Court for the Western District of Pennsylvania, captioned Dallas Torgersen v. Ronald C. Keating, Case No. 2:19-CV-410. The complaint names as defendants the Company’s Chief Executive Officer and Chief Financial Officer, as well as members of the Company’s board of directors, and it names the Company as a nominal defendant. The complaint alleges, among other things, that the individual defendants violated federal securities laws by issuing false, misleading, and/or omissive disclosures in the period leading up to the Company’s October 30, 2018 disclosures, and that they breached their fiduciary duties to the Company. The lawsuit seeks compensatory damages in an unspecified amount, an award of costs and expenses, restitution from the individual defendants, and an order directing the Company and the individual defendants to take unspecified actions to reform and improve the Company’s corporate governance and internal procedures.

In July 2020, a different purported shareholder of the Company filed a second shareholder derivative lawsuit ostensibly on behalf of the Company in the same court, captioned Robert Hyams v. Ronald C. Keating, Case No. 2:20-CV-1112. The complaint is similar to the one in Torgersen but also names as defendants AEA and a number of its affiliated entities. In September 2020, the court consolidated the Torgersen and Hyams cases under the caption In re Evoqua Water Technologies Corp. Derivative Litigation (the “Derivative Litigation”). The Derivative Litigation was stayed in June 2019 pending resolution of the Securities Litigation.

In February 2020, yet another purported shareholder of the Company sent a letter to the board of directors demanding that it investigate and bring claims against various directors and officers for the same matters that were already the subject of the Securities Litigation and the Derivative Litigation. Although no lawsuit was filed by this purported shareholder, the shareholder agreed to stay matters on terms similar to what was agreed in the Derivative Litigation.

On July 28, 2021, following mediation, the parties signed an agreement, subject to Court approval, to settle the Derivative Litigation and the stockholder demand for non-cash consideration, including certain enhancements to corporate governance practices and internal procedures. On November 2, 2021, the Court granted final approval of the settlement and entered a judgment dismissing the Derivative Litigation.

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
Item 4.    Mine Safety Disclosures
None.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
The Company’s common stock is traded on the New York Stock Exchange under the symbol “AQUA.”
As of October 31, 2021, there were 40 holders of record of the Company’s common stock, which does not reflect individual holders of shares held beneficially or shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number.
Dividend Policy
No dividends were paid to shareholders during the fiscal years ended September 30, 2021, 2020 or 2019. The Company currently intends to retain all of its future earnings, if any, to finance operations, development and growth of its business and repay indebtedness. Most of the Company’s indebtedness contains restrictions on the Company’s activities, including paying dividends on its capital stock. See Note 12, “Debt” in Part II, Item 8 of this Annual Report on Form 10-K. Any future determination relating to our dividend policy will be made at the discretion of the Company’s board of directors and will depend on a number of factors, including future earnings, capital requirements, financial and market conditions, future prospects, contractual restrictions and covenants and other factors that the board of directors may deem relevant.
Unregistered Sales of Equity Securities and Use of Proceeds
None.

Stock Performance Graph
The following graph shows a comparison of cumulative total return to holders of shares of Evoqua’s common stock against the cumulative total return of the S&P Mid Cap 400 Index and the S&P Mid Cap 400 / Utility Index, which the Company selected as comparator indices for fiscal 2021, as well the S&P Small Cap 600 Index and the S&P Small Cap 600 / Utilities Index, which the Company used as comparator indices for fiscal 2020, from market close on November 2, 2017 (the first day of trading of our common stock) through September 30, 2021. The Company changed its comparator indices for fiscal 2021 to select indices that include companies whose equity securities are of comparable market capitalization, given the increase in the Company’s market capitalization as compared to fiscal 2020. The comparison of the cumulative total returns for each investment assumes that $100 was invested in Evoqua common stock and the respective indices on November 2, 2017 through September 30, 2021, including reinvestment of any dividends (although no dividends have been declared on our common stock to date). Historical share price performance should not be relied upon as an indication of future share price performance, and we do not make or endorse any predications as to future shareholder returns.
This performance graph and related information shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

	11/2/2017	9/30/2018	9/30/2019	9/30/2020	9/30/2021
AQUA	$100	$85	$82	$102	$180
S&P Small Cap 600	$100	$117	$105	$94	$147
S&P Small Cap 600 / Utilities	$100	$100	$113	$85	$102
S&P Mid Cap 400	$100	$110	$106	$102	$144
S&P Mid Cap 400 / Utilities	$100	$103	$117	$84	$99

Item 6.    [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements” and in Part I, Item 1A, “Risk Factors” in this Annual Report. Unless otherwise indicated or the context otherwise requires, all references to the “Company,” “Evoqua,” “Evoqua Water Technologies Corp.,” “we,” “us,” “our,” and similar terms refer to Evoqua Water Technologies Corp., together with its consolidated subsidiaries. Unless otherwise specified, all dollar amounts in this section are referred to in millions. Our fiscal year ends on September 30 of each year and references in this section to a year refer to our fiscal year. As such, references to: 2021 relates to the fiscal year ended September 30, 2021, 2020 relates to the fiscal year ended September 30, 2020, and 2019 relates to the fiscal year ended September 30, 2019.
Overview and Background
We are a leading provider of mission-critical water and wastewater treatment solutions, offering a broad portfolio of products, services, and expertise to support customers across various end markets. We are headquartered in Pittsburgh, Pennsylvania, with locations across ten countries. We have a comprehensive portfolio of differentiated, proprietary technologies offered under market‑leading and well‑established brands. Our core technologies are primarily focused on removing impurities from water, rather than neutralizing them through the addition of chemicals.
Our solutions are designed to provide our customers with the quantity and quality of water necessary to meet their unique specifications. We enable our customers to achieve lower costs through greater uptime, throughput and efficiency in their operations while supporting their regulatory compliance and environmental sustainability requirements. We deliver and maintain these mission critical solutions through our extensive North American service network, assuring our customers continuous uptime with 91 service branches as of September 30, 2021. We have certified Evoqua Service Technicians within approximately a two-hour drive from more than 90% of our industrial North American customers’ sites. In addition, we sell our products and technologies internationally through direct and indirect sales channels. We have worked to protect water, the environment, and our employees for more than 100 years. As a result, we have earned a reputation for quality, safety, and reliability around the world. Our employees are united by a common purpose: Transforming water. Enriching life.®
Our vision “to be the world’s first choice for water solutions” and our values of “integrity, customers, sustainable, and performance” foster a culture that is focused on establishing a workforce that is enabled, empowered and accountable, creating a highly dynamic work environment.
We serve our customers through the following two segments:
•Integrated Solutions and Services segment, which provides application-specific solutions and full lifecycle services for critical water and wastewater applications across numerous end markets, including outsourced water service contracts, capital systems and related recurring aftermarket services, parts and consumables, and emergency services to enable recycle and reuse, improve operational reliability and performance, and promote environmental compliance; and

•Applied Product Technologies segment, which provides highly differentiated and scalable water and wastewater products and technologies as stand-alone offerings or components in integrated solutions to a diverse set of system integrators and end-users globally.

Our segments draw from the same reservoir of leading technologies, shared manufacturing infrastructure, common business processes, and corporate philosophies. The key factors used to identify these reportable operating segments are the organization and alignment of our internal operations, the nature of the products and services and customer type.
For the years ended September 30, 2021 and 2020, our segments accounted for the following percentage of our revenue:

	2021	2020
Integrated Solutions and Services segment	65.5%	66.1%
Applied Product Technologies segment	34.5%	33.9%
Recent Developments, Key Factors, and Trends Affecting Our Business and Financial Statements
The following recent developments have affected our business and operating results during the year ended September 30, 2021:
Impact of the COVID-19 pandemic. Our business has been considered essential under federal and local standards, and we have maintained business continuity at our critical service branches and manufacturing facilities to date. We have taken measures throughout the duration of the pandemic to protect our employees, including implementation of remote working practices where possible and enhanced safety procedures for employees on site at our facilities and our customers’ facilities. These measures have resulted in additional incremental costs and reductions in service productivity over the course of the pandemic, although neither had a material adverse effect on our results of operations for fiscal 2021.
To date, the pandemic has negatively impacted sales volume across our business, due primarily to customer site access restrictions, temporary customer site closures, and temporary delays in annual maintenance activities by customers in certain end markets, although we started to see sales volume rebound in certain end markets during the second half of fiscal 2021, as further discussed below in the discussion of our results of operations. The implementation of vaccine mandates in fiscal 2022 may further increase costs and delay our performance of services for our customers or our internal business operations due to customer site access restrictions and labor shortages. Additionally, in the second half of fiscal 2021 we experienced increases in certain discretionary costs that were the subject of cost reduction actions earlier in the pandemic, particularly employee travel expenses. We have continued to focus on collecting outstanding customer account balances, and, through September 30, 2021, we have not experienced any deterioration in collections from our customers. We continue to evaluate the impact of the pandemic on our business and the potential effects of recent spikes in COVID-19 cases in certain regions, as well as challenges created by the macroeconomic conditions associated with the reopening of global economies, including inflation and availability constraints, which are discussed in more detail below.
For more information regarding factors and events that may impact our business, results of operations and financial condition from the effects of the COVID-19 pandemic, see Part I, Item 1A. “Risk Factors-The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, financial condition, results of operations and prospects.”
Inflation and material availability. Material, freight, and labor inflation resulted in increased costs in fiscal 2021, and we expect this trend will continue in fiscal 2022. Although we have offset a portion of these increased costs through price increases and operational efficiencies to date, there can be no assurance that we will be able to continue to do so. If we are unable to manage commodity fluctuations through pricing actions, cost savings projects and sourcing decisions as well as through consistent productivity improvements, it may adversely impact our gross profit and gross margin in future periods. Additionally, supply chain disruptions and labor shortages have restricted and could further restrict availability of certain commodities and materials, which may result in delays in our execution of projects in fiscal 2022 and negatively impact revenues. We have taken and continue to take strategic actions focused on mitigating the impact of these challenges. Although these factors did not have a material adverse effect on our results of operations for fiscal 2021, if sustained, they could have a material adverse effect on our results of operations going forward.
Acquisitions and divestitures. On April 1, 2021, we acquired the assets of Water Consulting Specialists, Inc. (“WCSI”) for $12.0 million cash paid at closing. In addition, we recorded a liability of $0.8 million at closing associated with an earn-out related to the WCSI acquisition, which was subsequently revalued to $0.2 million and is included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. During the year ended September 30, 2021, we received cash of $21 thousand from the seller as a result of net working capital adjustments. WCSI is a leader in the design, manufacturing, and service of industrial high-purity water treatment systems. The acquisition strengthens the Company’s portfolio of high-purity water treatment systems and provides the opportunity to further expand its digitally enabled solutions and services in key industrial markets. WCSI is a part of the Integrated Solutions and Services segment. During the year ended September 30, 2021, the Company incurred approximately $0.1 million in acquisition costs, which are included in General and administrative expense on the Consolidated Statements of Operations.
On March 1, 2021, we completed the divestiture of the Lange containment system, geomembrane, and geosynthetic liner product line (the “Lange Product Line”) for $0.9 million in cash at closing. The Lange Product Line was a part of the Integrated Solutions and Services segment. During the year ended September 30, 2021, the Company recognized a loss of $0.2 million on the divestiture.
On December 17, 2020, we acquired the industrial water business of Ultrapure & Industrial Services, LLC (“Ultrapure”) for $8.7 million cash paid at closing. On April 1, 2021, we paid an additional $0.3 million as a result of net working capital adjustments. Ultrapure, based out of Texas, provides customers across multiple end markets with a variety of water treatment products and services, including service deionization, reverse osmosis, UV, and ozonation. Ultrapure will strengthen the Company’s service capabilities in the Houston and Dallas markets and is a part of the Integrated Solutions and Services segment. During the year ended September 30, 2021, the Company incurred approximately $0.2 million in acquisition costs, which are included in General and administrative expense on the Consolidated Statements of Operations.
On September 3, 2020, the Company acquired the assets of privately held Aquapure Technologies of Cincinnati (“Aquapure”), a Hamilton, Ohio based water service and equipment company. Aquapure serves the commercial and light industrial markets and provides customers with a variety of water treatment products and services, including deionization, reverse osmosis, softeners, and filtration systems. Aquapure is part of the Integrated Solutions and Services segment.
On December 31, 2019, we completed the sale of the Memcor ® product line to DuPont de Nemours, Inc. (Memcor ® is a trademark of Rohm & Haas Electronic Materials Singapore Pte. Ltd.). The Company recognized a $57.7 million net pre-tax benefit on the sale of the Memcor product line, net of $8.3 million of discretionary compensation payments to employees in connection with the transaction and $2.1 million in transaction costs incurred in the year ended September 30, 2020.

On October 1, 2019, we acquired a 60% investment position in San Diego-based Frontier Water Systems, LLC (“Frontier”), which included an agreement to acquire the remaining 40% interest in Frontier on or prior to March 30, 2024. This agreement gave holders of the remaining 40% interest in Frontier (the “Minority Owners”) the right to sell to Evoqua up to approximately 10% of the outstanding equity in Frontier at a predetermined price, which right was exercisable by the Minority Owners between January 1, 2021 and February 28, 2021 (the “Option”). The Minority Owners exercised the Option, and on April 8, 2021, the Company completed the purchase of an additional 8% of the outstanding equity in Frontier for approximately $1.5 million. As a result, the Company’s ownership position in Frontier increased to 68%. During the year ended September 30, 2021, the Company recorded an increase in the fair value of the Purchase Right liability for $2.1 million, which was recorded to Interest expense on the Consolidated Statements of Operations. As of September 30, 2021, $8.3 million is included in Other non‑current liabilities related to the Purchase Right on the Consolidated Balance Sheets.
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

On April 1, 2021, we borrowed $475.0 million under the 2021 Term Loan, $105.0 million under the 2021 Revolving Credit Facility and $142.2 million under the Securitization Facility. The net proceeds of these facilities, together with cash on hand, were used to repay all outstanding indebtedness under our 2014 Credit Agreement, in an aggregate principal amount of approximately $814.5 million. The reduction in the outstanding principal amount of our term loan of approximately $340.0 million was funded by draws on the 2021 Revolving Credit Facility, the Securitization Facility and $100.0 million of cash on hand. In addition to extending the maturities of our term loan and previous revolving credit facility, the refinancing reduced our weighted average cash borrowing cost and improved liquidity. See “Liquidity and Capital Resources” below for additional information. On September 30, 2021, the Company had $473.8 million outstanding under the 2021 Term Loan, $37.3 million outstanding on the 2021 Revolving Credit Facility, and $150.1 million outstanding under the Securitization Facility, which includes $0.1 million of accrued interest.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our consolidated business are revenue, gross profit, gross margin, and net income (loss). Management utilizes these financial measures prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) when reviewing the Company’s performance and making financial, operational, and strategic decisions, and believes they are useful metrics for investors that help with performance comparability period over period. In addition, we consider certain non-GAAP financial measures such as adjusted EBITDA and organic revenue, as described more fully below. We evaluate our business segments’ operating results based on revenue, income from operations (“operating profit”) and adjusted EBITDA on a segment basis. We believe these financial measures are helpful in understanding and evaluating the segments’ core operating results and facilitates comparison of our performance on a consistent basis period over period.
Revenue and Organic Revenue
Our revenue is a function of sales volumes and selling prices. We report revenue by segment and by source which includes revenue from product sales (capital projects and aftermarket) and revenue from service. Revenue is used by management to evaluate the performance of our business. Organic revenue, which is a non-GAAP financial measure, is defined as revenue excluding the impact of foreign currency translation and inorganic revenue. Inorganic revenue represents the impact from acquisitions and divestitures during the first 12 months following the closing of the acquisition or divestiture. Divestitures include sales of insignificant portions of our business that did not meet the criteria for classification as a discontinued operation. We exclude the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions and divestitures because they can obscure underlying business trends and make comparisons of long-term performance difficult between the Company and its peers due to the varying nature, size, and number of transactions from period to period. Management believes that reporting organic revenue provides useful information to investors by helping identify underlying growth trends in our core business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. See “Non-GAAP Reconciliations” in this Item 7 for a reconciliation of organic revenue to revenue.

Adjusted EBITDA
Adjusted EBITDA, which is a non-GAAP financial measure, is one of the primary metrics used by management to evaluate the strength and financial performance of our core business. Adjusted EBITDA is defined as net income (loss) before interest expense, income tax benefit (expense) and depreciation and amortization, adjusted for the impact of certain other items, including restructuring and related business transformation costs, share-based compensation, transaction costs, and other gains, losses, and expenses that we believe do not directly reflect our underlying business operations. We present adjusted EBITDA because we believe it is frequently used by analysts, investors, and other interested parties to evaluate and compare operating performance and value companies within our industry. Further, we believe it is helpful in highlighting trends in our operating results and provides greater clarity and comparability period over period to management and our investors regarding the operational impact of long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate, and capital investments. In addition, adjusted EBITDA highlights true business performance by removing the impact of certain items that management believes do not directly reflect our underlying operations and provides investors with greater visibility into the ongoing drivers of our business performance.
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
Adjusted EBITDA should not be considered a substitute for, or superior to, financial measures prepared in accordance with GAAP. The financial results prepared in accordance with GAAP and the reconciliations from these results should be carefully evaluated. See “Non-GAAP Reconciliations” in this Item 7 for a reconciliation of adjusted EBITDA to net income. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. In addition, in evaluating adjusted EBITDA, you should be aware that in the future, we may incur expenses similar to the adjustments in the presentation of adjusted EBITDA. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, other companies in our industry or across different industries may calculate adjusted EBITDA differently.

Basis of Presentation

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the fiscal years ended September 30, 2021 and 2020. For a discussion of changes from the fiscal year ended September 30, 2020 to the fiscal year ended September 30, 2019, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2020 (filed November 20, 2020).

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated:

	Year Ended September 30,
	2021		2020		% Variance
(In millions, except per share amounts)		% of Revenue		% of Revenue
Revenue from product sales and services	$1,464.4	100.0%	$1,429.5	100.0%	2.4%
Gross profit	$457.4	31.2%	$449.8	31.5%	1.7%
Total operating expenses	$(363.0)	(24.8)%	$(342.0)	(23.9)%	6.1%
Other operating income, net	$4.9	0.3%	$60.6	4.2%	(91.9)%
Interest expense	$(37.5)	(2.6)%	$(46.6)	(3.3)%	(19.5)%
Income before income taxes	$61.8	4.2%	$121.8	8.5%	(49.3)%
Income tax expense	$(10.1)	(0.7)%	$(7.4)	(0.5)%	36.5%
Net income	$51.7	3.5%	$114.4	8.0%	(54.8)%
Net income attributable to non‑controlling interest	$0.2	—%	$0.8	0.1%	(75.0)%
Net income attributable to Evoqua Water Technologies Corp.	$51.5	3.5%	$113.6	7.9%	(54.7)%

Weighted average shares outstanding
Basic	119.6		116.7
Diluted	122.9		121.1
Earnings per share
Basic	$0.43		$0.97
Diluted	$0.42		$0.94

Other financial data:
Adjusted EBITDA(1)	$250.9	17.1%	$239.6	16.8%	4.7%
(1)For the definition of Adjusted EBITDA and a reconciliation to net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in this Item 7.

Years Ended September 30, 2021 and September 30, 2020
Consolidated Results
Revenue-Revenue increased $34.9 million, or 2.4%, to $1,464.4 million in the year ended September 30, 2021, from $1,429.5 million in the prior year. Revenue from product sales increased $21.1 million, or 2.5%, to $861.0 million in the year ended September 30, 2021, from $839.9 million in the prior year. Revenue from services increased $13.8 million, or 2.3%, to $603.4 million in the year ended September 30, 2021, from $589.6 million in the prior year.
The following table provides the change in revenue by offering and the change in revenue by driver during the years ended September 30, 2021 and 2020:

	Year Ended September 30,
	2021		2020		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:	$861.0	58.8%	$839.9	58.8%	$21.1	2.5%
Capital	616.0	42.1%	592.7	41.5%	23.3	3.9%
Aftermarket	245.0	16.7%	247.2	17.3%	(2.2)	(0.9)%
Revenue from services	603.4	41.2%	589.6	41.2%	13.8	2.3%
	$1,464.4	100.0%	$1,429.5	100.0%	$34.9	2.4%

	Year Ended September 30,
	2021		2020		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Organic	$1,436.4	98.1%	$1,413.3	98.9%	$23.1	1.6%
Inorganic	9.9	0.7%	16.2	1.1%	(6.3)	(0.4)%
Foreign currency translation	18.1	1.2%	n/a	n/a	18.1	1.3%
	$1,464.4	100.0%	$1,429.5	100.0%	$34.9	2.4%
The increase in organic revenue was driven by higher sales volume, primarily in product sales in the Asia Pacific region across multiple product lines and the EMEA region primarily in the electrochlorination product line, as demand improved following prior year economic closures, and to a lesser extent, capital revenue in the chemical processing industry in the second half of the fiscal year. In addition, organic revenue was favorably impacted by higher sales volume in service and favorable price realization. These increases were partially offset by lower sales volume in capital revenue related to the timing of completion of prior year projects in the microelectronics end market and lower product sales volume in the Americas region, due to customer site access challenges and delays, primarily in the first half of fiscal 2021, as a result of the COVID-19 pandemic. Favorable foreign currency translation more than offset the reduction in revenue due to the prior year divestiture of the Memcor product line.
Revenue in future periods could be negatively impacted by commodity and material availability constraints caused by global supply chain disruptions, skilled labor shortages, and the timing of projects.
Cost of Sales and Gross Margin-Total gross margin decreased to 31.2% in the year ended September 30, 2021, from 31.5% in the prior year. The following table provides the change in cost of product sales and cost of services, respectively, along with related gross margins:

	Year Ended September 30,
	2021		2020
		Gross Margin %		Gross Margin %
Cost of product sales	$(607.6)	29.4%	$(588.3)	30.0%
Cost of services	(399.4)	33.8%	(391.4)	33.6%
	$(1,007.0)	31.2%	$(979.7)	31.5%
Gross margin from product sales decreased by 60 bps to 29.4% in the year ended September 30, 2021, from 30.0% in the prior year. The decrease in gross margin was primarily driven by product mix, which was influenced by delays and economic closures related to the COVID-19 pandemic, coupled with higher material, freight, and employment costs driven by inflation, as well as capital project variances. This was partially offset by positive price realization.
Gross margin from services increased by 20 bps to 33.8% in the year ended September 30, 2021, from 33.6% in the prior year. This increase is mainly driven by favorable price/cost as well as continued focus on labor productivity.
We expect continued pressure on gross margin in future periods due to material, freight and labor inflation. Although we expect to continue to partially offset those increasing costs with positive price realization, there can be no assurance that we will be able to do so.

Operating Expenses-Operating expenses increased $21.0 million, or 6.1%, to $363.0 million in year ended September 30, 2021 from $342.0 million in the prior year. Operating expenses are comprised of the following:

	Year Ended September 30,
	2021		2020
(In millions)		% of Revenue		% of Revenue	% Variance
General and administrative expense	$(206.5)	(14.1)%	$(192.6)	(13.5)%	7.2%
Sales and marketing expense	(143.1)	(9.8)%	(136.2)	(9.5)%	5.1%
Research and development expense	(13.4)	(0.9)%	(13.2)	(0.9)%	1.5%
Total operating expenses	$(363.0)	(24.8)%	$(342.0)	(23.9)%	6.1%
The increase period over period in operating expenses was primarily due to increased employee related expenses, a decrease in foreign currency translation gains of $7.7 million from the prior period which is mostly related to intercompany loans, increased amortization expense due to acquisitions in the current period, and an increase in external legal fees. These increases were partially offset by efforts taken by the Company to reduce spending across various areas in response to uncertainties related to the COVID-19 pandemic, such as reduced travel, particularly in the first half of fiscal 2021. Fluctuations in foreign currency translation and labor inflation could impact operating expenses in future periods.
Other Operating Income, Net-Other operating income, net, decreased $55.6 million, to $5.0 million in the year ended September 30, 2021, from $60.6 million in the prior year. The decrease is primarily due to the prior year net pre-tax benefit on the sale of the Memcor product line of $57.7 million, which is net of $8.3 million of discretionary compensation payments to employees in connection with the transaction and $2.1 million in transaction costs incurred. In the year ended September 30, 2021, other operating income, net, includes COVID-19 pandemic subsidies received from the Canadian government, which are not expected to reoccur in future periods.
Interest Expense-Interest expense decreased $9.1 million, or 19.5%, to $37.5 million in the year ended September 30, 2021, from $46.6 million in the prior year. The decrease in interest expense was primarily driven by a $100.0 million debt prepayment in conjunction with the April 2021 refinancing of our senior credit facility, as well as a reduction in the interest rate spread and LIBOR year over year. In addition, there was a $100.0 million debt prepayment that occurred in January 2020. This decrease was partially offset by an additional $3.1 million of fees incurred as a result of the April

2021 refinancing, which also resulted in the write off of $1.3 million of deferred financing fees, and a fair value increase of $2.1 million in the Purchase Right liability to acquire the remaining share of Frontier.
Income Tax Expense-Income tax expense was $10.1 million for the year ended September 30, 2021, compared to expense of $7.4 million in the prior year. The increase in tax expense was primarily attributable to an increase in foreign tax expense due to improved profitability in certain countries and the impact of a one-time state tax adjustment for prior periods. The increase in expense was partially offset by a one-time tax benefit for the reversal of the valuation allowance with respect to the Company’s German operating company.

Net Income-Net income decreased by $62.7 million, or 54.8%, to net income of $51.7 million for the year ended September 30, 2021, from $114.4 million in the prior year, as a result of the variances noted above.
Adjusted EBITDA-Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA increased $11.3 million, or 4.7%, to $250.9 million for the year ended September 30, 2021, from $239.6 million for the prior year, primarily driven by sales volume and related gross profit. See “Non-GAAP Reconciliations” in this Item 7 for a reconciliation of adjusted EBITDA to net income.
Segment Results

	Year Ended September 30,
	2021		2020
(In millions)		% of Total		% of Total	% Variance
Revenue
Integrated Solutions and Services	$959.9	65.5%	$944.2	66.1%	1.7%
Applied Product Technologies	504.5	34.5%	485.3	33.9%	4.0%
Total Consolidated	$1,464.4	100.0%	$1,429.5	100.0%	2.4%
Operating profit (loss)
Integrated Solutions and Services	$147.3	148.3%	$145.7	86.5%	1.1%
Applied Product Technologies	82.9	83.5%	134.3	79.8%	(38.3)%
Corporate	(130.9)	(131.8)%	(111.6)	(66.3)%	17.3%
Total Consolidated	$99.3	100.0%	$168.4	100.0%	(41.0)%
Adjusted EBITDA(1)
Integrated Solutions and Services	$219.3	87.4%	$213.7	89.2%	2.6%
Applied Product Technologies	105.7	42.1%	99.2	41.4%	6.6%
Corporate	(74.1)	(29.5)%	(73.3)	(30.6)%	1.1%
Total Consolidated	$250.9	100.0%	$239.6	100.0%	4.7%

(1)Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of segment adjusted EBITDA to segment operating profit (loss), its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in this, Item 7.

Integrated Solutions and Services
Revenue in the Integrated Solutions and Services segment increased $15.7 million, or 1.7%, to $959.9 million in the year ended September 30, 2021, from $944.2 million in the year ended September 30, 2020. The following tables provide the change in revenue by offering and the change in revenue by driver during the years ended September 30, 2021 and 2020 for the Integrated Solutions and Services segment:

	Year Ended September 30,
	2021		2020		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:	$378.8	39.5%	$376.6	39.9%	$2.2	0.6%
Capital	250.2	26.1%	257.5	27.3%	(7.3)	(2.8)%
Aftermarket	128.6	13.4%	119.1	12.6%	9.5	8.0%
Revenue from services	581.1	60.5%	567.6	60.1%	13.5	2.4%
	$959.9	100.0%	$944.2	100.0%	$15.7	1.7%

	Year Ended September 30,
	2021		2020		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Organic	$947.2	98.7%	$942.4	99.8%	$4.8	0.5%
Inorganic	9.9	1.0%	1.8	0.2%	8.1	0.9%
Foreign currency translation	2.8	0.3%	n/a	n/a	2.8	0.3%
	$959.9	100.0%	$944.2	100.0%	$15.7	1.7%

The increase in organic revenue was driven by higher sales volume, primarily due to growth in service and aftermarket revenue across a variety of end markets as well as favorable price realization. This was partially offset by a net decline in capital revenue, related to the timing of completion of projects in the microelectronics end market. Capital revenue saw volume growth in the second half of the fiscal year, primarily in the chemical processing industry.
Operating profit in the Integrated Solutions and Services segment increased $1.6 million, or 1.1%, to $147.3 million in the year ended September 30, 2021, from $145.7 million in the year ended September 30, 2020.

Operating profit was favorably impacted by sales volume and mix, favorable price/cost, reductions in travel and other discretionary spending as well as COVID-19 pandemic subsidies received from the Canadian government in the current year. These items were partially offset by lower productivity due to customer shutdowns and enhanced safety protocols as a result of the COVID-19 pandemic in the first half of fiscal 2021, some challenges filling open positions and increased operating costs based on changes in allocation methodologies for corporate expenses in the current year.
Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA in the Integrated Solutions and Services segment increased $5.6 million, or 2.6%, to $219.3 million in the year ended September 30, 2021, compared to $213.7 million in the year ended September 30, 2020. The increase was driven by the same factors that impacted operating profit, other than the change in depreciation and amortization. Segment adjusted EBITDA also excludes restructuring and other non-recurring activity. See “Non-GAAP Reconciliations” in this Item 7 for a reconciliation of segment adjusted EBITDA to segment operating profit.
Applied Product Technologies
Revenue in the Applied Product Technologies segment increased $19.2 million, or 4.0%, to $504.5 million in the year ended September 30, 2021, from $485.3 million in the year ended September 30, 2020. The following tables provide the change in revenue by offering and the change in revenue by driver during the years ended September 30, 2021 and 2020 for the Applied Product Technologies segment:

	Year Ended September 30,
	2021		2020		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:	$482.2	95.6%	$463.3	95.5%	$18.9	4.1%
Capital	365.8	72.5%	335.2	69.1%	30.6	9.1%
Aftermarket	116.4	23.1%	128.1	26.4%	(11.7)	(9.1)%
Revenue from services	22.3	4.4%	22.0	4.5%	0.3	1.4%
	$504.5	100.0%	$485.3	100.0%	$19.2	4.0%

	Year Ended September 30,
	2021		2020		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Organic	$489.2	97.0%	$470.9	97.0%	$18.3	3.8%
Inorganic	—	—%	14.4	3.0%	(14.4)	(3.0)%
Foreign currency translation	15.3	3.0%	n/a	n/a	15.3	3.2%
	$504.5	100.0%	$485.3	100.0%	$19.2	4.0%
The increase in organic revenue was driven by sales volume growth from product sales in the Asia Pacific region across multiple product lines and the EMEA region primarily in our electrochlorination product line, as demand improved following economic closures that occurred in the prior year due to the COVID-19 pandemic, and to a lesser extent, favorable pricing. This growth was partially offset by declines across multiple product lines in the Americas region as a result of continued customer site access challenges and delays. In addition, the divestiture of the Memcor product line reduced revenue by $14.4 million as compared to the prior year period while foreign currency was favorable by $15.3 million.

Operating profit in the Applied Product Technologies segment decreased $51.4 million, or 38.3%, to $82.9 million in the year ended September 30, 2021, from $134.3 million in the year ended September 30, 2020.
The decline in operating profit was primarily related to the net pre-tax benefit on the sale of the Memcor product line of $57.7 million recognized in the prior year, which was net of $8.3 million of discretionary compensation payments to employees in connection with the transaction and $2.1 million in transaction costs incurred. Operating profit was also impacted by the reduction in sales volume as a result of the sale of the Memcor product line. These declines were partially offset by favorable revenue and operational variances including organic sales volume, product mix and favorable price/cost, as well as the benefits of plant consolidation benefits and higher productivity. However, capital project variances and supply chain challenges unfavorably impacted operating profit.
Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA in the Applied Product Technologies segment increased $6.5 million, or 6.6%, to $105.7 million in the year ended September 30, 2021, compared to $99.2 million in the year ended September 30, 2020. The increase was driven by the same factors that impacted operating profit, other than the change in depreciation and amortization. Segment adjusted EBITDA also excludes other non-recurring activity, including the $57.7 million gain recognized in the prior year related to the divestiture of the Memcor product line. See “Non-GAAP Reconciliations” in this Item 7 for a reconciliation of segment adjusted EBITDA to segment operating profit.
Corporate
Operating loss in Corporate increased $19.3 million, or 17.3%, to $130.9 million in the year ended September 30, 2021, from $111.6 million in the year ended September 30, 2020. The increase period over period was primarily due to increased expenses associated with share-based compensation and legal matters in the current year as well as a decrease in foreign currency translation gains from the prior period, most of which was related to intercompany loans. Reductions in discretionary spending compared to the prior year partially offset these increases.

Non-GAAP Reconciliations
The following is a reconciliation of organic revenue to total revenue for the years ended September 30, 2021 and 2020:

	Total Revenue			Foreign Currency			Inorganic Revenue(1)			Organic Revenue
	Year Ended September 30,		% Variance	Year Ended September 30,		% Variance	Year Ended September 30,		% Variance	Year Ended September 30,		% Variance
(In millions)	2020	2021		2020	2021		2020	2021		2020	2021
Evoqua Water Technologies	$1,429.5	$1,464.4	2.4%	n/a	$18.1	1.3%	$16.2	$9.9	(0.4)%	$1,413.3	$1,436.4	1.6%
Integrated Solutions & Services	$944.2	$959.9	1.7%	n/a	$2.8	0.3%	$1.8	$9.9	0.9%	$942.4	$947.2	0.5%
Applied Product Technologies	$485.3	$504.5	4.0%	n/a	$15.3	3.2%	$14.4	$—	(3.0)%	$470.9	$489.2	3.8%

(1)Includes acquisition of our interest in Frontier on October 1, 2019, divestiture of the Memcor product line on December 31, 2019, divestiture of the Lange Product Line on March 1, 2021, acquisition of Aquapure on September 3, 2020, acquisition of Ultrapure on December 17, 2020 and acquisition of WCSI on April 1, 2021.
The following is a reconciliation of our Net income to adjusted EBITDA. Amounts excluded relate to items that management believes do not reflect the underlying, ongoing operational performance of the business as a result of their nature or size and/or are non-recurring and would not be expected to occur as part of our normal business on a regular basis.

	Year Ended September 30,
(In millions)	2021	2020	% Variance
Net income	$51.7	$114.4	(54.8)%
Income tax expense	10.1	7.4	36.5%
Interest expense	37.5	46.6	(19.5)%
Operating profit	$99.3	$168.4	(41.0)%
Depreciation and amortization	113.7	107.3	6.0%
EBITDA	$213.0	$275.7	(22.7)%
Restructuring and related business transformation costs(a)	11.3	17.4	(35.1)%
Share-based compensation(b)	17.7	10.5	68.6%
Transaction costs(c)	1.6	1.9	(15.8)%
Other losses (gains) and expenses(d)	7.3	(65.9)	(111.1)%
Adjusted EBITDA	$250.9	$239.6	4.7%
(a)Restructuring and related business transformation costs
Adjusted EBITDA is calculated prior to considering certain restructuring or business transformation events. These events may occur over extended periods of time and in some cases, it is reasonably possible that events of a similar nature could reoccur in future periods based on reorganizations of the business, cost reduction or productivity improvement needs, or in response to economic conditions. For the periods presented such events include the following:

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

	Year Ended September 30,
	2021	2020
Post Memcor divestiture restructuring	$5.6	$9.1
Cost of product sales and services ("Cost of sales")	3.5	6.6
S&M expense	0.3	0.2
G&A expense	1.5	1.9
Other operating (income) expense	0.3	0.4
Two-segment restructuring	$1.0	$2.1
Cost of sales	0.3	1.0
G&A expense	0.7	1.1
Various other initiatives	$2.8	$1.0
Cost of sales	1.0	0.7
S&M expense	0.1	0.1
G&A expense	0.9	0.2
Other operating (income) expense	0.8	—
Total(1)	$9.4	$12.2
(1)Of which $9.1 million and $12.1 million for the year ended September 30, 2021 and 2020, respectively, is reflected in restructuring charges in Note 15, “Restructuring and Related Charges,” in Part II, Item 8 of this Annual Report.
(ii)Legal settlement costs and intellectual property related fees, including fees and settlement costs associated with legacy matters related to product warranty litigation on MEMCOR® products and certain discontinued products. This includes:

	Year Ended September 30,
	2021	2020
Cost of sales	$0.4	$1.5
G&A expense	0.6	0.7
Total	$1.0	$2.2
(iii)Expenses associated with our information technology and functional infrastructure transformation, including activities to optimize information technology systems and functional infrastructure processes. This includes:

	Year Ended September 30,
	2021	2020
Cost of sales	$0.1	$0.1
G&A expense	0.2	0.9
Total	$0.3	$1.0
(iv)Costs associated with the secondary public offering of common stock held by certain shareholders of the Company, as well as costs incurred by us in connection with establishment of our public company compliance structure and processes, including consultant costs. This includes:

	Year Ended September 30,
	2021	2020
G&A expense	$0.6	$2.0
Total	$0.6	$2.0
(b)Share-based compensation
Adjusted EBITDA is calculated prior to considering share‑based compensation expenses related to equity awards. See Note 18, “Share-Based Compensation” in Part II, Item 8 of this Annual Report for further detail.
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

	Year Ended September 30,
	2021	2020
Cost of sales	$0.7	$0.1
G&A expense	0.9	1.8
Total	$1.6	$1.9
(d)Other losses, (gains) and expenses
Adjusted EBITDA is calculated prior to considering certain other significant losses, (gains), and expenses. For the periods presented such events include the following:
(i)impact of foreign exchange gains and losses;
(ii)net expense reduction related to the remediation of manufacturing defects caused by a third-party vendor for which partial restitution was received;
(iii)charges incurred by the Company related to product rationalization in its electrochlorination business;
(iv)amounts related to the prior year sale of the Memcor product line;
(v)expenses incurred by the Company as a result of the COVID-19 pandemic, including additional charges for personal protective equipment, increased costs for facility sanitization and one-time payments to certain employees;

(vi)legal fees incurred in excess of amounts covered by the Company’s insurance related to the Securities Litigation and SEC investigation; and
(vii)loss on divestiture of the Lange Product Line.
Other (gains), losses and expenses include the following for the periods presented below:

Year Ended September 30, 2021
	Other Adjustments
(In millions)	(i)	(ii)	(iii)	(iv)	(v)	(vi)	(vii)	Total
Cost of sales	$0.1	$—	$2.4	$0.2	$0.3	$—	$—	$3.0
G&A expense	(1.8)	—	—	—	0.2	5.7	—	4.1
Other operating expense	—	—	—	—	—	—	0.2	0.2
Total	$(1.7)	$—	$2.4	$0.2	$0.5	$5.7	$0.2	$7.3

Year Ended September 30, 2020
	Other Adjustments
(In millions)	(i)	(ii)	(iii)	(iv)	(v)	(vi)	(vii)	Total
Cost of sales	$(0.2)	$—	$0.7	$0.1	$0.8	$—	$—	$1.4
G&A expense	(8.5)	—	—	0.3	0.5	—	—	(7.7)
Other operating (income) expense	—	(1.5)	—	(58.1)	—	—	—	(59.6)
Total	$(8.7)	$(1.5)	$0.7	$(57.7)	$1.3	$—	$—	$(65.9)
We do not present net income on a segment basis because we do not allocate interest expense or income tax benefit (expense) to our segments, making operating profit the most comparable GAAP metric. The following is a reconciliation of our segment adjusted EBITDA to segment operating profit, its most directly comparable financial measure presented in accordance with GAAP:

	Year Ended September 30,				$ Variance		% Variance
	2021		2020
	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies
Operating profit	$147.3	$82.9	$145.7	$134.3	$1.6	$(51.4)	1.1%	(38.3)%
Depreciation and amortization	70.6	14.4	67.4	14.2	3.2	0.2	4.7%	1.4%
EBITDA	217.9	97.3	213.1	148.5	$4.8	$(51.2)	2.3%	(34.5)%
Restructuring and related business transformation costs (a)	1.8	5.9	0.6	9.7	1.2	(3.8)	200.0%	(39.2)%
Transaction costs (b)	(0.6)	(0.1)	—	(0.5)	(0.6)	0.4	n/a	(80.0)%
Other (gains) losses and expenses (c)	0.2	2.6	—	(58.5)	0.2	61.1	n/a	(104.4)%
Segment adjusted EBITDA	$219.3	$105.7	$213.7	$99.2	$5.6	$6.5	2.6%	6.6%

(a)Represents costs and expenses in connection with restructuring initiatives. Such expenses are primarily composed of severance, relocation, and facility consolidation costs.
(b)Represents costs associated with a change in the current estimate of certain acquisitions achieving their earn-out targets.

(c)Other losses, (gains) and expenses as discussed above, distinct to our Integrated Solutions and Services and Applied Product Technologies segments include the following:

	Year Ended September 30,
	2021		2020
(In millions)	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies
Trailing costs from the sale of the Memcor product line	$—	$0.2	$—	$—
Net pre-tax benefit on sale of the Memcor product line	—	—	—	(57.7)
Remediation of manufacturing defects	—	—	—	(1.5)
Product rationalization in electro-chlorination business	—	2.4	—	0.7
Loss on divestiture of Lange Product Line	0.2	—	—	—
Total	$0.2	$2.6	$—	$(58.5)

Liquidity and Capital Resources
Liquidity describes the ability of a company to borrow or generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, other commitments, and contractual obligations. Our principal sources of liquidity are cash generated by our operating activities, borrowings under the 2021 Revolving Credit Facility and financing arrangements related to capital expenditures for equipment used to provide services to our customers. Historically, we have financed our operations primarily from these sources. Our primary cash needs are for day-to-day operations, to pay interest and principal on our indebtedness, to fund working capital requirements and to make capital expenditures.
Our ability to fund our capital needs depends on our ongoing ability to generate cash from operations and access to bank financing and the capital markets. Although the COVID-19 pandemic has not materially impacted our liquidity to date, we plan to continue to evaluate aspects of our spending, including capital expenditures, discretionary spending, and strategic investments in fiscal 2022. We have considered the impacts of the COVID-19 pandemic on our liquidity and capital resources to date, and we do not currently expect it to impact our ability to meet future liquidity needs or affect our ability to continue to comply with our applicable debt covenants. We believe we are currently well-positioned to manage our business and have the ability and sufficient capacity to meet our cash requirements by using available cash, internally generated funds, and borrowing under the 2021 Revolving Credit Facility.
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with suppliers to optimize our terms and conditions, including occasionally extending payment terms. We also facilitate a voluntary supply chain finance program (the “program”) to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. A third party administers the program; our responsibility is limited to making payment on the terms originally negotiated with our supplier, regardless of whether the supplier sells its receivable to a financial institution. We do not enter into agreements with any of the participating financial institutions in connection with the program. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the program. The amounts settled through the program and paid to participating financial institutions were $42.0 million and $39.7 million in the year ended September 30, 2021 and 2020, respectively. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit to participating in the program.
We expect to continue to finance our liquidity requirements through internally generated funds, borrowings under our revolving credit facility and equipment financing arrangements. We believe that our projected cash flows generated from operations, together with borrowings under the 2021 Revolving Credit Facility and other financing arrangements are sufficient to fund our principal debt payments, interest expense, our working capital needs, and our expected capital expenditures for the next twelve months. Our capital expenditures for the year ended September 30, 2021 and 2020 were

$75.3 million and $88.5 million, respectively. However, our budgeted capital expenditures can vary from period to period based on the nature of capital intensive project awards. Our focus on customer outsourced water projects will continue to be a driver of capital expenditures. From time to time, we may enter into financing arrangements related to capital expenditures for equipment used to provide services to our customers. During the year ended September 30, 2021 and 2020, we entered into equipment financing arrangements totaling $37.5 million and $23.3 million, respectively. In addition, we may draw on the 2021 Revolving Credit Facility from time to time to fund or partially fund an acquisition.
As of September 30, 2021, we had total indebtedness of $754.9 million, including $473.8 million of term loan borrowings under the 2021 Credit Agreement, $37.3 million outstanding under the 2021 Revolving Credit Facility, $150.1 million outstanding under the Securitization Facility which includes $0.1 million of accrued interest, $93.4 million in borrowings related to equipment financing and $0.4 million of notes payable related to certain equipment related contracts. We also had $10.1 million of letters of credit issued under our 2021 Revolving Credit Facility as of September 30, 2021.
As of September 30, 2021 and September 30, 2020, we were in compliance with the covenants contained in the 2021 Credit Agreement, including the 2021 Revolving Credit Facility.
2021 Credit Agreement
On April 1, 2021, EWT III entered into the 2021 Credit Agreement among EWT III, as borrower, EWT II, as parent guarantor, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and ING Capital, LLC, as sustainability coordinator. The 2021 Credit Agreement provides for a multi-currency senior secured revolving credit facility in an aggregate principal amount not to exceed the U.S. dollar equivalent of $350.0 million and a discounted senior secured term loan facility relating to a term loan in the amount of $475.0 million (together, the “Senior Facilities”). The 2021 Credit Agreement also provides for a letter of credit sub-facility not to exceed $60.0 million. On April 1, 2021, EWT III borrowed the full amount of $475.0 million under the 2021 Term Loan and $105.0 under the 2021 Revolving Credit Facility. On September 30, 2021, the Company had $473.8 million outstanding under the 2021 Term Loan and $37.3 million outstanding on the 2021 Revolving Credit Facility.
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

With respect to the 2021 Term Loan, EWT III pays quarterly installments of principal of approximately $1.2 million. Subject to the terms of the 2021 Credit Agreement, to the extent not previously paid, any amount owed under the 2021 Term Loan become due and payable in full on April 1, 2028.

Amounts outstanding under the Senior Facilities, at EWT III’s option, bear interest at either (i) a Base Rate determined in accordance with the terms of the 2021 Credit Agreement, (ii) with respect to any amounts denominated in U.S. dollars or Sterling, a LIBO rate, or replacement thereof, as determined in accordance with the terms of the 2021 Credit Agreement, or (iii) with respect to amounts denominated in Euros, the EURIBOR rate, or replacement thereof, as determined in accordance with the terms of the 2021 Credit Agreement. In the case of the 2021 Revolving Credit Facility, an applicable margin based on the consolidated total leverage of EWT III and its restricted subsidiaries, as calculated in accordance with the terms of the 2021 Credit Agreement, is added to the interest rate elected by EWT III; provided that the interest rate may be adjusted if EWT III meets certain metrics for a sustainability price adjustment prior to December 31, 2021. In the case of the 2021 Term Loan, a fixed applicable margin, calculated in accordance with the terms of the 2021 Credit Agreement, is added to the interest rate elected by EWT III.
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
Receivables Securitization Program
On April 1, 2021, Evoqua Finance entered into the Receivables Securitization Program consisting of, among other agreements, (i) the Receivables Financing Agreement among Evoqua Finance, as the borrower, the Receivables Financing Lenders, PNC Bank, as administrative agent, EWT LLC, as initial servicer, and PNC Markets, as structuring agent, pursuant to which the lenders have made available to Evoqua Finance the Securitization Facility in an amount up to $150.0 million and (ii) the Sale Agreement among Evoqua Finance, as purchaser, EWT LLC, as initial servicer and as an originator, and Neptune Benson, Inc., an indirectly wholly-owned subsidiary of the Company, as an originator. Under the Receivables Securitization Program, the Originators, pursuant to the Sale Agreement, are required to sell substantially all of their trade receivables and certain related rights to payment and obligations of the Originators with respect to such receivables (the “Receivables”) to Evoqua Finance, which, in turn, will obtain loans secured by the Receivables from the Receivables Financing Lenders pursuant to the Receivables Financing Agreement. On April 1, 2021, Evoqua Finance borrowed $142.2 million under the Securitization Facility. During the second half of 2021, Evoqua Finance borrowed additional amounts under the Securitization Facility and had $150.1 million outstanding at September 30, 2021, which includes $0.1 million of accrued interest.
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

The Receivables Securitization Program contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the Receivables being sold by the Originators and securing the loans made by the Receivables Financing Lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. The Receivables Securitization Program matures on April 1, 2024. As of September 30, 2021, we were in compliance with the covenants contained in the Receivables Securitization Program.

Contractual Obligations
We enter into long‑term obligations and commitments in the normal course of business, primarily debt obligations and non‑cancelable operating leases. As of September 30, 2021, our contractual cash obligations over the next several periods were as follows:

(In millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long‑term debt obligations(a)	$754.9	$14.6	$179.7	$34.5	$526.1
Interest payments on long‑term debt obligations	124.7	22.2	39.7	36.1	26.7
Operating lease commitments(b)	56.3	15.1	22.5	13.6	5.1
Finance lease commitments(c)	40.9	13.4	19.2	7.9	0.4
Total	$976.8	$65.3	$261.1	$92.1	$558.3
(a)The amounts shown in this table do not include any net reductions for deferred financing fees. The amounts for current and long-term debt shown on the Consolidated Balance Sheets are net of deferred financing fees.
(b)We occupy certain facilities and operate certain equipment and vehicles under non‑cancelable lease arrangements. Lease agreements may contain lease escalation clauses and purchase and renewal options. We recognize scheduled lease escalation clauses over the course of the applicable lease term on a straight‑line basis.
(c)We lease certain equipment classified as finance leases. The leased equipment is depreciated on a straight line basis over the life of the lease and is included in depreciation expense.
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
Our indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations. See Part I, Item 1A, “Risk Factors-Our substantial indebtedness could adversely affect our financial condition and limit our ability to raise additional capital to fund our operations.”
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Year Ended September 30,
(In millions)	2021	2020	2019
Statement of Cash Flows Data
Net cash provided by operating activities	$178.7	$177.0	$125.2
Net cash (used in) provided by investing activities	(97.2)	12.0	(94.5)
Net cash (used in) provided by financing activities	(130.3)	(108.1)	5.7
Effect of exchange rate changes on cash	2.0	2.2	(1.6)
Cash and cash equivalents classified as held for sale	—	—	(7.3)
Change in cash and cash equivalents	$(46.8)	$83.1	$27.5

Operating Activities
Cash flows from operating activities can fluctuate significantly from period‑to‑period as working capital needs and the timing of payments for restructuring activities and other items impact reported cash flows.
Net cash provided by operating activities increased to $178.7 million in the year ended September 30, 2021 from $177.0 million in the year ended September 30, 2020.
•Operating cash flows in the year ended September 30, 2021 reflect a decrease in net income of $62.7 million from the year ended September 30, 2020, primarily driven by the sale of the Memcor product line.
•The add back of non‑cash charges increased operating cash flows by $130.5 million for the year ended September 30, 2021 as compared to an increase to operating cash flows of $45.3 million for the year ended September 30, 2020, resulting in an increase of $85.2 million. This increase was primarily related to the gain on sale of the Memcor product line, which was reflected as a reduction of operating cash flows in the prior year, a decrease in the amount of foreign currency translation gains compared to the prior year, as well as increased share-based compensation and depreciation and amortization compared to the prior period. Non-cash changes also include amortization of deferred financing fees, deferred income taxes and loss on sale of property, plant, and equipment.
•The aggregate of receivables, inventories, contract assets, accounts payable and contract billings used $17.5 million in operating cash flows in the year ended September 30, 2021 compared to the providing of $23.1 million in the prior year. The amount of cash flow generated from or used by the above mentioned accounts depends upon how effectively we manage our cash conversion cycle, which is a representation of the number of days that elapse from the date of purchase of raw materials and components to the collection of cash from customers. Our cash conversion cycle can be significantly impacted by the timing of collections and payments in a period.
•The aggregate of the remaining assets and liabilities used $18.8 million in operating cash flows in the year ended September 30, 2021 compared to the providing of $39.9 million in operating cash flows in the prior year, resulting in a decrease to cash flows of $58.7 million. This decrease was primarily due to an increase in customer long term receivables and timing of payments associated with large outsourced water contracts.
•Income taxes used $2.1 million for the year end September 30, 2021, as compared to the providing of $0.6 million during the prior year.

Investing Activities
Net cash used in investing activities decreased $109.2 million to $97.2 million in the year ended September 30, 2021 from net cash provided by investing activities of $12.0 million in the year ended September 30, 2020. This decrease was largely driven by proceeds from the sale of the Memcor product line during the year ended September 30, 2020, in addition to higher cash outflow associated with the Ultrapure and WCSI acquisitions in the current year period as compared to the Frontier acquisition that occurred in the prior period. This decrease was partially offset by lower cash outflow associated with purchase of capital assets and intangibles compared to the prior period. Other activity related to proceeds from the sale of property, plant and equipment remained relatively consistent with the prior period.
Financing Activities
Net cash used in financing activities increased $22.2 million to $130.3 million in the year ended September 30, 2021 from net cash provided by financing activities of $108.1 million in the year ended September 30, 2020. The increase in cash used in financing activities for the year ended September 30, 2021 was primarily due to the debt refinancing activities that occurred in the current year. This increase was partially offset by an increase in cash received from the exercise of stock options in the current period and a decrease in taxes paid related to net share settlements of share-based compensation awards and distribution of dividends to non-controlling interest declined compared to the prior period.
Seasonality
For more information regarding how seasonality may impact our business, results of operations and financial condition, see Part I, Item 1A. “Risk Factors-Seasonality of sales and weather conditions may adversely affect, or cause volatility in, our financial results.”

Seasonal trends historically displayed by our business could be impacted by the COVID-19 pandemic, and past performance should not be considered indicative of future results.
Off‑Balance Sheet Arrangements
We had the following outstanding under our credit arrangements at September 30, 2021 and September 30, 2020:

(In millions)	September 30, 2021	September 30, 2020
Letters of credit	$10.1	$13.0
Surety bonds	$147.8	$153.0
The longest maturity date of the letters of credit and surety bonds in effect as of September 30, 2021 was March 20, 2030.
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
Acquisitions and Purchase Price Allocation
We record acquisitions using the purchase method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, which requires that the assets acquired and liabilities assumed, including contingent consideration, be recorded at their respective fair values at the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill. The application of the purchase method of accounting requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed, in order to properly allocate purchase price consideration. These assumptions and estimates include a market participant’s use of the asset and the appropriate discount rates for a market participant. Our estimates are based on historical experience, information obtained from members of management of the acquired companies and with the assistance of independent third-party appraisal firms. Significant assumptions and estimates include quoted market prices, carrying values, and expected future cash flows, which includes consideration of future growth rates and margins, attrition rates, future changes in technology and brand awareness, loyalty, and the appropriate weighted-average cost of capital and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unanticipated events and circumstances may occur which could affect the accuracy or validity of estimates used in purchase accounting. The purchase price allocation recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.
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
The fair values of reporting units are determined using a combination of two methods, one utilizing market revenue and earnings multiples derived from stocks of companies that are engaged in the same or similar lines of business and that are actively traded on a free and open market applied to the corresponding measure of our reporting unit’s financial performance (the market approach - guideline public company (“GPC”) method), and the other derived from discounted cash flow models with estimated cash flows based on internal forecasts of revenue and expenses over a specified period plus a terminal value (the income approach discounted cash flows (“DCF”) method). In estimating the fair value of the reporting unit utilizing a DCF valuation technique, we incorporate our judgment and estimates of future cash flows, future revenue and gross profit growth rates, terminal value amount, capital expenditures and applicable weighted‑average cost of capital used to discount these estimated cash flows. The estimates and projections used in the estimate of fair value are consistent with our current budget and long‑range plans, including anticipated change in market conditions, industry trends, growth rates and planned capital expenditures, among other considerations.
We believe these two approaches are appropriate valuation techniques and we generally weight the two resulting values equally as an estimate of a reporting unit's fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so. If market conditions change compared to those used in our market approach, or if actual future results of operations fall below the projections used in the DCF method, our goodwill could become impaired in the future. As a result of our goodwill impairment assessment, we have concluded that none of our goodwill was impaired as of September 30, 2021, and we do not believe the risk of impairment is significant at this time.
Impairment of Long‑Lived Assets
Long‑lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset based on indicators of reduced profits or losses generated by the asset or asset group, a product recall, or an adverse action by a regulator, such as a successful challenge of patent rights.
When necessary, we record charges for impairments of long-lived assets for the amount by which the fair value is less than the carrying value of the asset or asset group. Fair value of long-lived assets is determined using an appraised value (obtained with the assistance of independent third-party appraisal firms) or using an income approach, specifically the discounted cash flow method. Starting with a forecast of the expected future net cash flows associated with an asset or group of assets, we then apply an asset-specific discount rate to arrive at a net present value amount. There were no material impairments of long-lived assets recorded in the current year.
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
For certain arrangements where there is significant customization to the product and for long-term construction-type sales contracts, revenue may be recognized over time as performance is completed. In these instances, revenue is recognized using a measure of progress that applies an input method based on costs incurred in relation to total estimated costs at completion (the percentage-of-completion method). These arrangements include large water treatment projects, systems, and solutions for municipal and industrial applications. The nature of the contracts is generally fixed price with milestone billings. In order for revenue to be recognized over a period of time, the product must have no alternative use and the Company must have an enforceable right to payment for the performance completed to date, including a normal profit margin, in the event of termination for convenience. If these two criteria are not met, revenue from these contracts will not be recognized until construction is complete. Contract costs include all direct materials, labor, subcontractors costs and indirect costs related to contract performance. We believe this is the most accurate measure of contract performance because it directly measures the value of the goods and services transferred to the customer.
The percentage-of-completion method of revenue recognition requires us to prepare estimates of cost to complete for contracts in progress. Due to the nature of the work performed on many of our performance obligations, the estimates of total revenue and cost at completion is complex, subject to many variables and may require significant judgment. In making such estimates, judgments are required to evaluate contingencies such as weather, potential variances in schedule and the cost of materials, labor cost and productivity, the impact of change orders, liability claims, contract disputes and achievement of contractual performance standards. As a significant change in one or more of these estimates could affect the profitability of our contracts, we routinely review and update our significant contract estimates through a disciplined project review process in which management reviews the progress and execution of our performance obligations and estimates at completion. Contract revenue and cost estimates are reviewed and revised monthly and the cumulative effect of such adjustments are recognized in current operations. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. Changes in contract estimates may also result in the reversal of previously recognized revenue if the current estimate differs from the previous estimate. The amount of such adjustments has not been material.
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

Our contracts sometimes contain variable consideration in the form of incentive fees, performance bonuses, award fees, liquidated damages, or penalties. Other contract provisions also give rise to variable consideration such as claims and unpriced change orders that may either increase or decrease the transaction price. We estimate the amount of variable consideration at the most likely amount we expect to be entitled. Variable consideration is included in the transaction price when it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, anticipated performance, and any other information (historical, current, or forecasted) that is reasonably available to us. Variable consideration associated with claims and unapproved change orders is included in the transaction price only to the extent of costs incurred.
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
Deferred Taxes, Valuation Allowances, and Tax Contingencies
Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance to reduce certain deferred tax assets to amounts that are more-likely-than-not to be realized within a reasonable period of time. The factors used to assess the likelihood of realization include our forecast of future taxable income exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences and available tax planning strategies that could be implemented to realize the net deferred tax assets.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We have market risk exposure arising from changes in interest rates on our senior secured credit facilities, which bear interest at rates that are benchmarked against LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of September 30, 2021, a 1% increase or decrease in interest rates would decrease or increase income (loss) before income taxes by approximately $6.8 million. By comparison, a 1% increase or decrease in interest rates would have decreased or increased income (loss) before income taxes by approximately $8.2 million as of September 30, 2020 based on our overall interest rate exposure to variable rate debt outstanding as of that date.
In June 2021, the Company entered into an interest rate swap with an effective date of August 1, 2022 to mitigate risk associated with a variable rate equipment financing. The interest rate swap provides for a fixed rate of 5.25%, has a notional amount of $31 million and a term of seven years.
In May 2020, the Company entered into an interest rate swap to mitigate risks associated with variable rate debt. The interest rate swap has a five year term to hedge the variability of interest payments on the first $500 million of the Company’s senior secured debt and fixes the LIBOR rate on this portion of the senior secured debt at 0.61%.

Impact of Inflation and Tariffs
Our results of operations and financial condition are presented based on historical cost. Our financial results can be expected to be directly impacted by substantial increases in costs due to commodity cost increases, general inflation, and tariffs, which could lead to a reduction in our revenue as well as decreased margins, as increased costs may not be able to be passed on to customers. We cannot provide any assurance that our results of operations and financial condition will not be materially impacted by inflation in the future. The Company engages in activities to adjust pricing practices with customers to attempt to mitigate the inflationary cost impact incurred. Additionally, while we have experienced supply chain disruptions, to date we have managed restrictions in material availability, delays in shipments or disruptions associated with finding and qualifying alternate suppliers in order to maintain our ability to fulfill customer requirements.

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
Additionally, we are subject to foreign exchange translation risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. Dollar. At this time the Company’s translation risk is primarily concentrated in the exchange rate between the U.S. Dollar and the Euro due to intercompany loans denominated in Euro used to facilitate the capital requirements of our non-U.S. subsidiaries. As the U.S. Dollar strengthens against the Euro, income will generally be negatively impacted, and as the U.S. Dollar weakens, income will generally be positively impacted. At this time these are non-cash impacts. We manage our worldwide cash requirements in accordance with availability in multiple jurisdictions and effectiveness with which those funds can be accessed. As a result, we may access cash from among international subsidiaries and the U.S. when it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities and reassess whether there is a need to repatriate funds held internationally to support our U.S. operations. Accordingly, we do not expect translation risk to have a material economic impact on our financial positions or results of operations. Based on our overall foreign currency translation risk exposure related to intercompany loans denominated in Euro as of September 30, 2021 and 2020, a 1% increase or decrease in the Euro to U.S. Dollar exchange rate would decrease or increase income (loss) before income taxes by approximately $1.0 million in both periods.

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Evoqua Water Technologies Corp.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evoqua Water Technologies Corp. (the Company) as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity and changes in cash flows for each of the three years in the period ended September 30, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a)1 to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles
.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 17, 2021 expressed an unqualified opinion thereon.

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

    Revenue recognition - contract cost estimates

Description of the Matter
As explained in Notes 2 and 5 to the consolidated financial statements, when there is significant customization to the products associated with large water treatment projects for municipal and industrial applications, the Company recognizes revenue as performance is completed, using a measure of progress based on costs incurred in relation to estimated costs at completion. Because these estimates are subject to change during the performance of the contract, significant changes in estimates could have a material effect on the Company’s results of operations.
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
To test the total cost estimation for projects, our audit procedures included, among others, obtaining an understanding of the contract, assessing management’s initial total cost estimate, including the materials and labor inputs for a sample of projects, as well as testing the detail of updates made to cost estimates. We analyzed cost estimates, including management’s evaluation of contract clauses and inputs used in cost calculations and assessed the measurement of project completion by performing a physical or virtual site inspection for a sample of in-progress contracts to assess estimates of project progress. Further, we tested cost accumulation for a sample of projects through performing physical and virtual site inspections to assess estimates of project progress, which included performing inquiries of project managers and controllers, as well as through agreement to contract summary data and testing of a sample of costs incurred by comparing amounts recorded to source documents and contracts. We also performed a retrospective review of management’s cost estimates for a sample of completed contracts by comparing initial estimates with the actual historical data to assess management’s ability to estimate.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Pittsburgh, Pennsylvania
November 17, 2021

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Evoqua Water Technologies Corp.
Opinion on Internal Control over Financial Reporting
We have audited Evoqua Water Technologies Corp.’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Evoqua Water Technologies Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of WCSI, which is included in the 2021 consolidated financial statements of the Company and constituted 0.7% of total assets as of September 30, 2021 and 0.3% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of WCSI.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity and changes in cash flows for each of the three years in the period ended September 30, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a)1 to the consolidated financial statements and our report dated November 17, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
November 17, 2021

Evoqua Water Technologies Corp.
Consolidated Balance Sheets
(In thousands)

	September 30, 2021	September 30, 2020
ASSETS
Current assets	$678,458	$695,712
Cash and cash equivalents	146,244	193,001
Receivables, net	277,995	260,479
Inventories, net	158,503	142,379
Contract assets	72,746	80,759
Prepaid and other current assets	21,871	18,715
Income tax receivable	1,099	379
Property, plant, and equipment, net	374,988	364,461
Goodwill	407,376	397,205
Intangible assets, net	290,075	309,967
Deferred income taxes, net of valuation allowance	8,285	3,639
Operating lease right-of-use assets, net	45,521	45,965
Other non‑current assets	64,188	27,509
Total assets	$1,868,891	$1,844,458
LIABILITIES AND EQUITY
Current liabilities	$405,989	$349,555
Accounts payable	164,535	153,890
Current portion of debt, net of deferred financing fees and discounts	12,775	14,339
Contract liabilities	55,883	26,259
Product warranties	8,138	6,115
Accrued expenses and other liabilities	160,367	143,389
Income tax payable	4,291	5,563
Non‑current liabilities	$880,683	$1,012,840
Long‑term debt, net of deferred financing fees and discounts	730,430	861,695
Product warranties	2,966	1,724
Obligation under operating leases	37,935	37,796
Other non‑current liabilities	92,909	98,456
Deferred income taxes	16,443	13,169
Total liabilities	$1,286,672	$1,362,395
Commitments and Contingent Liabilities (Note 22)
Shareholders’ equity
Common stock, par value $0.01: authorized 1,000,000 shares; issued 122,173 shares, outstanding 120,509 at September 30, 2021; issued 119,486 shares, outstanding 117,291 at September 30, 2020	1,223	1,189
Treasury stock: 1,664 shares at September 30, 2021 and 2,195 shares at September 30, 2020	(2,837)	(2,837)
Additional paid‑in capital	582,052	564,928
Retained deficit	(11,182)	(62,664)
Accumulated other comprehensive income (loss), net of tax	11,415	(20,472)
Total Evoqua Water Technologies Corp. equity	$580,671	$480,144
Non‑controlling interest	1,548	1,919
Total shareholders’ equity	$582,219	$482,063
Total liabilities and shareholders’ equity	$1,868,891	$1,844,458
See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.
Consolidated Statements of Operations
(In thousands except per share data)

	Year Ended September 30,
	2021	2020	2019
Revenue from product sales	$861,026	$839,857	$851,161
Revenue from services	603,403	589,599	593,280
Revenue from product sales and services	$1,464,429	$1,429,456	$1,444,441
Cost of product sales	(607,693)	(588,264)	(615,171)
Cost of services	(399,384)	(391,389)	(403,308)
Cost of product sales and services	$(1,007,077)	$(979,653)	$(1,018,479)
Gross profit	$457,352	$449,803	$425,962
General and administrative expense	(206,455)	(192,597)	(217,013)
Sales and marketing expense	(143,110)	(136,167)	(138,936)
Research and development expense	(13,445)	(13,198)	(15,300)
Total operating expenses	$(363,010)	$(341,962)	$(371,249)
Other operating income	5,743	61,662	5,613
Other operating expense	(768)	(1,055)	(654)
Income before interest expense and income taxes	$99,317	$168,448	$59,672
Interest expense	(37,575)	(46,682)	(58,556)
Income before income taxes	$61,742	$121,766	$1,116
Income tax expense	(10,080)	(7,371)	(9,587)
Net income (loss)	$51,662	$114,395	$(8,471)
Net income attributable to non‑controlling interest	180	746	1,052
Net income (loss) attributable to Evoqua Water Technologies Corp.	$51,482	$113,649	$(9,523)
Basic income (loss) per common share	$0.43	$0.97	$(0.08)
Diluted income (loss) per common share	$0.42	$0.94	$(0.08)
See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended September 30,
	2021	2020	2019
Net income (loss)	$51,662	$114,395	$(8,471)
Other comprehensive income (loss)
Foreign currency translation adjustments	21,672	(2,830)	1,507
Unrealized derivative gain (loss) on cash flow hedges, net of tax	7,293	(4,717)	74
Change in pension liability, net of tax	2,922	79	(5,568)
Total other comprehensive income (loss)	$31,887	$(7,468)	$(3,987)
Less: Comprehensive income attributable to non‑controlling interest	(180)	(746)	(1,052)
Comprehensive income (loss) attributable to Evoqua Water Technologies Corp.	$83,369	$106,181	$(13,510)
See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.
Consolidated Statements of Changes in Equity
(In thousands)

	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at September 30, 2018	115,016	$1,145	1,087	$(2,837)	$533,435	$(163,871)	$(9,017)	$3,161	$362,016
Cumulative effect of adoption of new accounting standards	—	—	—	—	—	(1,582)	—	—	$(1,582)
Equity based compensation expense	—	—	—	—	19,903	—	—	—	$19,903
Shares of common stock issued in initial public offering, net of offering costs	108	—	—	—	363	—	—	—	$363
Shares withheld related to net share settlement (including tax withholdings)	884	9	577	—	(1,279)	—	—	—	$(1,270)
Dividends paid to non‑controlling interest	—	—	—	—	—	—	—	(1,150)	$(1,150)
Net (loss) income	—	—	—	—	—	(9,523)	—	1,052	$(8,471)
Other comprehensive loss	—	—	—	—	—	—	(3,987)	—	$(3,987)
Balance at September 30, 2019	116,008	$1,154	1,664	$(2,837)	$552,422	$(174,976)	$(13,004)	$3,063	$365,822
Cumulative effect of adoption of new accounting standards	—	—	—	—	—	(1,337)	—	—	$(1,337)
Equity based compensation expense	—	—	—	—	10,509	—	—	—	$10,509
Issuance of common stock, net	3,478	35	531	—	18,892	—	—	—	$18,927
Divestiture of Memcor product line	—	—	—	—	(16,895)	—	—	—	$(16,895)
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(1,890)	$(1,890)
Net income	—	—	—	—	—	113,649	—	746	$114,395
Other comprehensive loss	—	—	—	—	—	—	(7,468)	—	$(7,468)
Balance at September 30, 2020	119,486	$1,189	2,195	$(2,837)	$564,928	$(62,664)	$(20,472)	$1,919	$482,063
Equity based compensation expense	—	—	—	—	15,524	—	—	—	$15,524
Issuance of common stock, net	2,687	34	(531)	—	1,600	—	—	—	$1,634
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(551)	$(551)
Net income	—	—	—	—	—	51,482	—	180	$51,662
Other comprehensive income	—	—	—	—	—	—	31,887	—	$31,887
Balance at September 30, 2021	122,173	$1,223	1,664	$(2,837)	$582,052	$(11,182)	$11,415	$1,548	$582,219
See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.
Consolidated Statements of Changes in Cash Flows
(In thousands)

	Year Ended September 30,
	2021	2020	2019
Operating activities
Net income (loss)	$51,662	$114,395	$(8,471)
Reconciliation of net income to cash flows provided by operating activities:
Depreciation and amortization	113,664	107,268	98,236
Amortization of deferred financing fees (includes $1,333, $1,795, and $0 write off of deferred financing fees)	3,280	4,026	2,612
Deferred income taxes	(2,363)	(1,234)	1,948
Share-based compensation	15,524	10,509	19,903
Loss (gain) on sale of property, plant, and equipment	1,287	950	(932)
Loss (gain) on sale of business	193	(68,051)	—
Foreign currency exchange (gains) losses on intercompany loans and other non-cash items	(1,094)	(8,202)	10,713
Changes in assets and liabilities
Accounts receivable	(13,281)	(6,844)	(13,235)
Inventories	(15,985)	(7,604)	(1,469)
Contract assets	8,426	(4,136)	(23,827)
Prepaids and other current assets	260	2,088	9,447
Accounts payable	9,824	8,017	9,408
Accrued expenses and other liabilities	21,881	22,078	(9,159)
Contract liabilities	28,447	(12,556)	21,311
Income taxes	(2,091)	592	(3,651)
Other non‑current assets and liabilities	(40,929)	15,730	12,362
Net cash provided by operating activities	$178,705	$177,026	$125,196
Investing activities
Purchase of property, plant, and equipment	$(75,293)	$(88,456)	$(88,869)
Purchase of intangibles	(3,780)	(6,529)	(6,426)
Proceeds from sale of property, plant, and equipment	2,041	1,191	3,636
Proceeds from sale of business, net of cash of $0, $12,117, and $0	897	118,894	—
Acquisitions, net of cash received $0, $0, and $2,073	(21,037)	(13,108)	(2,873)
Net cash (used in) provided by investing activities	$(97,172)	$11,992	$(94,532)
Financing activities
Issuance of debt, net of deferred issuance costs	$761,915	$21,959	$38,381
Borrowings under credit facility	—	2,597	292,825
Repayment of debt	(898,024)	(117,131)	(307,809)
Repayment of finance lease obligation	(13,396)	(13,441)	(12,900)
Payment of earn-out related to previous acquisitions	(170)	(470)	(461)
Proceeds from issuance of common stock	21,205	10,091	363
Taxes paid related to net share settlements of share-based compensation awards	(1,323)	(9,832)	(1,270)
Cash paid for interest rate cap	—	—	(2,235)
Distribution to non‑controlling interest	(551)	(1,890)	(1,150)
Net cash (used in) provided by financing activities	$(130,344)	$(108,117)	$5,744
Effect of exchange rate changes on cash	2,054	2,219	(1,601)
Cash and cash equivalents classified as held for sale	—	—	(7,291)
Change in cash and cash equivalents	$(46,757)	$83,120	$27,516
Cash and cash equivalents
Beginning of period	193,001	109,881	82,365
End of period	$146,244	$193,001	$109,881
See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.
Supplemental Disclosure of Cash Flow Information
(In thousands)

	Year Ended September 30,
	2021	2020	2019
Supplemental disclosure of cash flow information
Cash paid for taxes	$14,194	$8,427	$10,340
Cash paid for interest	$26,502	$38,680	$52,786
Non‑cash investing and financing activities
Accrued earn-out related to acquisitions	$—	$204	$—
Finance lease transactions	$14,351	$12,600	$18,640
Operating lease transactions	$12,894	$23,727	$—
Option and Purchase Right	$8,305	$7,739	$—
Landlord incentives	$—	$—	$1,000
See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.
Notes to Audited Consolidated Financial Statements
(In thousands)
1. Description of the Company and Basis of Presentation
Background
Evoqua Water Technologies Corp. (referred to herein as the “Company” or “EWT”) is a holding company and does not conduct any business operations of its own. The Company was incorporated on October 7, 2013. On January 15, 2014, the Company acquired, through its wholly owned subsidiaries, EWT Holdings II Corp. (“EWT II”) and EWT Holdings III Corp. (“EWT III”), the Water Technologies business unit formerly owned by Siemens AG (“Siemens”). On November 6, 2017, the Company completed its initial public offering (“IPO”).
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
The Business
EWT provides a wide range of product brands and advanced water and wastewater treatment systems and technologies, as well as mobile and emergency water supply solutions and service contract options through its branch network. Headquartered in Pittsburgh, Pennsylvania, EWT is a multinational corporation with operations in the United States (“U.S.”), Canada, the United Kingdom (“UK”), the Netherlands, Germany, Australia, the People’s Republic of China, Singapore, the Republic of Korea, and India.
The Company is organizationally structured into two reportable operating segments for the purpose of making operational decisions and assessing financial performance: (i) Integrated Solutions and Services and (ii) Applied Product Technologies.
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) from the accounting records of the Company and reflect the consolidated financial position and results of operations for the fiscal years ended September 30, 2021, 2020 and 2019. Unless otherwise specified, references in this section to a year refer to its fiscal year. All intercompany transactions have been eliminated. Unless otherwise specified, all dollar and share amounts in this section are referred to in thousands. Certain prior period amounts have been reclassified to conform to the current period presentation. The Company’s fiscal year ends on September 30 of each year and references in this section to a year refer to the Company’s fiscal year. As such, references to: 2021 relates to the fiscal year ended September 30, 2021, 2020 relates to the fiscal year ended September 30, 2020 and 2019 relates to the fiscal year ended September 30, 2019.

Correction of Immaterial Errors
During the quarter ended March 31, 2021, the Company identified errors related to the reporting of tax remittances associated with certain equity awards, resulting in a classification error of $18,669 between additional paid in capital and accumulated other comprehensive loss. Management recorded the correction to additional paid in capital and accumulated other comprehensive balances during the quarter ended March 31, 2021. Management considered both the quantitative and qualitative factors within the provisions of SEC Staff Accounting Bulletin No. 99, Materiality, and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Based on evaluation of the errors, management has concluded that the prior period errors were immaterial to the previously issued financial statements. As a result of that classification error, management also identified a second, related immaterial classification error for the understatement of net cash provided by operating cash flows of $18,669 and an overstatement of net cash provided by financing activities of $18,669 for the period from October 1, 2019 to September 30, 2020. The Company has elected to voluntarily correct the identified immaterial classification error in the prior period Consolidated Statements of Changes to Cash Flows to enhance comparability. In doing so, balances in the Consolidated Statements of Changes to Cash Flows included in this Form 10-K have been adjusted to reflect the voluntary immaterial classification error correction of $18,669 between financing and operating in the prior period. Future filings that include prior periods will be corrected, as needed, when filed.
The correction of the above classification errors did not have any effect on the Consolidated Statements of Operations in any of the periods previously presented.
2. Summary of Significant Accounting Policies
Fiscal Year
The Company’s fiscal year ends on September 30.
Use of Estimates
The Consolidated Financial Statements have been prepared in conformity with GAAP and require management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the audited Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used for, but not limited to: (i) revenue recognition; (ii) allowance for credit losses; (iii) inventory valuation, asset valuations, impairment, and recoverability assessments; (iv) depreciable lives of assets; (v) useful lives of intangible assets; (vi) income tax reserves and valuation allowances; and (vii) product warranty and litigation reserves. Estimates are revised as additional information becomes available. Actual results could differ from these estimates.
Cash and Cash Equivalents
Cash and cash equivalents are liquid investments with an original maturity of three or fewer months when purchased.
Accounts Receivable
Receivables are primarily comprised of uncollected amounts owed to the Company from transactions with customers and are reported on the Consolidated Balance Sheets at the outstanding principal amount adjusted for any allowance for credit losses and any charge offs. The Company provides an allowance for credit losses to reduce trade receivables to their estimated net realizable value equal to the amount that is expected to be collected. This allowance is estimated based on historical collection experience, the aging of receivables, specific current and expected future macroeconomic and market conditions, and assessments of the current creditworthiness and economic status of customers. The Company considers a receivable delinquent if it is unpaid after the term of the related invoice has expired. Write‑offs are recorded at the time all collection efforts have been exhausted. The Company reviews its allowance for credit losses on a quarterly basis.
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
Goodwill and Intangible Assets
Goodwill represents purchase consideration paid in a business combination that exceeds the value assigned to the net assets of acquired businesses. Intangible assets consist of customer‑related intangibles, proprietary technology, software, trademarks, and other intangible assets. The Company amortizes intangible assets with definite useful lives on a straight‑line basis over their respective estimated economic lives which range from 1 to 26 years.
The Company reviews goodwill and indefinite-lived intangible assets to determine potential impairment annually during the fourth quarter of its fiscal year, or more frequently if events and circumstances indicate that the asset might be impaired. Impairment testing for goodwill is performed at a reporting unit level and the Company has determined that it has three reporting units. The quantitative impairment testing for goodwill utilizes both a market (guideline public company) and income (discounted cash flows) method for determining fair value. In estimating the fair value of the reporting unit utilizing a discounted cash flow (“DCF”) valuation technique, the Company incorporates its judgment and estimates of future cash flows, future revenue and gross profit growth rates, terminal value amount, capital expenditures and applicable weighted‑average cost of capital used to discount these estimated cash flows. The estimates and projections used in the estimate of fair value are consistent with the Company’s current budget and long‑range plans, including anticipated change in market conditions, industry trend, growth rates and planned capital expenditures, among other considerations.
The impairment test for indefinite-lived intangibles consists of a comparison of the asset’s fair value with its carrying value. The fair value is calculated using the income approach DCF method. Impairment is determined to exist when the fair value is less than the carrying value of the assets being tested.
Impairment of Long‑Lived Assets
Long‑lived assets, such as property, plant, and equipment, purchased intangibles and lease right-of-use assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of the asset or asset group is measured by comparison of its carrying amount to undiscounted future net cash flows the asset or asset group is expected to generate.

If the carrying amount of an asset or asset group is not recoverable, the Company recognizes an impairment loss based on the excess of the carrying amount of the asset or asset group over its respective fair value which is generally determined as the present value of estimated future cash flows or as the appraised value.
Debt Issuance Costs and Debt Discounts
Debt issuance costs are capitalized and amortized over the contractual term of the underlying debt using the effective interest method. Debt discounts and lender arrangement fees deducted from the proceeds have been included as a component of the carrying value of debt and are being amortized to interest expense using the effective interest method.
Revenue Recognition
The Company recognizes sales of products and services based on the five-step analysis of transactions as provided in Topic 606, Revenue from Contracts with Customers.
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
For certain arrangements where there is significant customization to the product and for long-term construction-type sales contracts, revenue may be recognized over time. These arrangements include large capital water treatment projects, systems, and solutions for municipal and industrial applications. The nature of the contracts is generally fixed price with milestone billings. Contract revenue and cost estimates are reviewed and revised quarterly at a minimum and the cumulative effect of such adjustments are recognized in current operations. The amount of such adjustments has not been material. Contract assets relate to costs incurred to perform in advance of scheduled billings. Contract liabilities relate to payments received in advance of performance under the contracts. Change in contract assets and liabilities are due to the Company’s performance under the contract.
The Company has made accounting policy elections to exclude all taxes by governmental authorities from the measurement of the transaction price and that long-term construction-type sales contracts, or those contracts for products with significant customization that the total contract price is less than $100 will be recorded at the point in time when the construction is complete.
The recording of assets recognized from the costs to obtain and fulfill customer contracts primarily relate to the deferral of sales commissions. The Company’s costs incurred to obtain or fulfill a contract with a customer are classified as non-current assets and amortized to expense over the period of benefit of the related revenue. These costs are recorded within Cost of product sales and services. The amount of contract costs was insignificant at September 30, 2021.
The Company offers standard warranties that generally do not represent a separate performance obligation. In certain instances, a warranty is obtained separately from the original equipment sale or the warranty provides incremental services and as such is treated as a separate performance obligation.
Variable consideration in contracts for the years ended September 30, 2021 and 2020 was insignificant.
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
Leases
The Company accounts for leases in accordance with ASC Topic No. 842, Leases.
Lessee Accounting
The Company leases office space, buildings, vehicles, forklifts, computers, copiers and other assets under non-cancelable operating and finance leases. The Company determines whether an arrangement is or contains a lease at the inception of the arrangement based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset and the Company has the right to control the asset. If the arrangement contains a lease, the Company recognizes a right-of-use (“ROU”) asset and an operating lease liability as of the lease commencement date. Any lease arrangements with a term of 12 months or less are not recorded on the Consolidated Balance Sheets, and lease costs for these arrangements are recognized on a straight-line basis over the lease term. Many of the Company’s lease arrangements provide for an option to exercise one or more renewal terms or to terminate the lease arrangement. The Company includes these options when the Company is reasonably certain to exercise them in the leased term used to establish the ROU asset and lease liabilities. The discount rate utilized in calculating the lease liability is the rate implicit in the lease, if known, otherwise, the incremental borrowing rate (“IBR”) for the expected lease term is used.
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
Lessor Accounting
The Company generates revenue through the lease of its water treatment equipment and systems to customers. In certain instances, the Company enters into a contract with a customer but must construct the underlying asset prior to its lease. At the time of contract inception, the Company determines if an arrangement is or contains a lease. These contracts generally contain both lease and non-lease components, including installation, maintenance, and monitoring services of the Company-owned equipment, in addition to sale of certain constructed assets. In situations where arrangements contain multiple elements, contract consideration is allocated based on relative standalone selling price. Lease components associated with underlying assets that have an alternative use are classified as operating leases with revenue recognized over time throughout the lease term. Lease components associated with underlying assets that have no alternative are classified as sales-type leases, with point in time revenue recognition at the on-set of the lease, or classified as financing transactions, with over time revenue recognition at the on-set of the construction of the underlying assets. In order for a component to be separate, the customer would be able to benefit from the right of use of the component separately or with other resources readily available to the customer and the right of the use is not highly dependent or highly interrelated with the other rights to use the other underlying assets or components.
Shipping and Handling Cost
Shipping and handling costs are included as a component of Cost of product sales.
Derivative Financial Instruments
The Company’s risk-management strategy uses derivative financial instruments to manage interest rate risk, foreign currency exchange rate risk, equity price risk and commodity price risk. The Company does not enter into derivatives for trading or speculative purposes.

The Company accounts for derivatives and hedging activities in accordance with ASC Topic No. 815, Derivatives and Hedging (“Topic No. 815”). As required by Topic No. 815, the Company records all derivatives on the Consolidated Balance Sheets at fair value and adjusts to market on a quarterly basis. Changes in the fair value of derivatives are recorded in earnings or Accumulated other comprehensive income (loss), net of tax (“AOCI”), based on whether the instrument is designated and effective as a hedge transaction. Gains and losses on derivative instruments recorded to AOCI are reclassified to earnings in the period the hedged item affects earnings.
The Company’s interest rate swaps are valued based on readily-observable market inputs, such as quotations on interest rates and LIBOR yield curves at the reporting date. The Company’s foreign currency forward contracts are valued based on quoted forward foreign exchange prices and spot rates at the reporting date. The Company’s total return swaps are valued using closing stock prices at the reporting date.
Income Taxes
The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is considered more likely than not that some portion or all of the deferred tax asset will not be realized within a reasonable time period. The Company assesses tax positions using a two‑step process. A tax position is recognized if it meets a more‑likely‑than‑not threshold and is measured at the largest amount of benefit that has a greater than 50% percent likelihood of being realized. Uncertain tax positions are reviewed each balance sheet date.
Foreign Currency Translation and Transactions
The functional currency for the international subsidiaries is the local currency. Assets and liabilities are translated into U.S. dollars using current rates of exchange, with the resulting translation adjustments recorded in Accumulated other comprehensive loss, net of tax within shareholders’ equity. Revenue and expenses are translated at the weighted‑average exchange rate for the period, with the resulting translation adjustments recorded in the Consolidated Statements of Operations.
Foreign currency translation (gains) losses, mainly related to intercompany loans, which aggregated ($927), $(8,216) and $12,599 for the years ended September 30, 2021, 2020 and 2019, respectively, are primarily included in General and administrative expenses in the Consolidated Statements of Operations.
Research and Development Costs
Research and development costs are expensed as incurred.
Equity‑based Compensation
The Company measures the cost of awards of equity instruments to employees based on the grant‑date fair value of the award. The grant‑date fair value of a non-qualified stock option is determined using the Black‑Scholes model. The grant-date fair value of restricted stock unit awards is determined using the closing price of the Company’s common stock on date of grant. As there is a market condition associated with the award, the grant-date fair value of the performance share units was determined using a Monte Carlo Simulation. Compensation costs resulting from equity-based payment transactions are recognized primarily within General and administrative expenses, at fair value over the requisite vesting period on a straight-line basis.
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
Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and also issued subsequent amendments to the initial guidance (collectively, “Topic 848”). Topic 848 became effective immediately and expires on December 21, 2022. Topic 848 allows eligible contracts that are modified to be accounted for as a continuation of those contracts, permits companies to preserve their hedging accounting during the transition period and enables companies to make a one-time election to transfer or sell held-to-maturity debt securities that are affected by rate reform. Topic 848 provides optional expedients and exceptions for contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform if certain criteria are met. The Company is currently assessing the impact of adoption on the Company’s Consolidated Financial Statements and related disclosures.
Accounting Pronouncements Recently Adopted
The Company adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on October 1, 2020 (“ASU 2016-13”). ASU 2016-13 requires entities to use a new forward-looking “expected loss” model that reflects expected credit losses, including credit losses related to trade receivables, and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates, which generally will result in the earlier recognition of allowances for losses. The Company adopted ASU 2016-13 using a modified retrospective approach and determined that there was no cumulative-effect adjustment to its beginning Retained deficit on the Consolidated Balance Sheets. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements. See Note 7, “Accounts Receivable” for further details and related disclosures.
The following accounting pronouncements were adopted by the Company on October 1, 2020, and the adoptions did not have a material impact on the Company’s Consolidated Financial Statements or disclosures:

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
The following provides a summary of TWO’s balance sheet as of September 30, 2021 and September 30, 2020 and summarized financial information for the fiscal years ended September 30, 2021, 2020 and 2019.

	September 30, 2021	September 30, 2020
Current assets (includes cash of $1,380 and $2,088)	$3,202	$4,016
Property, plant, and equipment	903	1,145
Goodwill	2,206	2,206
Total liabilities	(1,009)	(1,324)

	Year Ended September 30,
	2021	2020	2019
Total revenue	$3,315	$5,944	$10,633
Total operating expenses	(2,922)	(4,519)	(8,732)
Income from operations	$393	$1,425	$1,901
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
In addition, the Company entered into an agreement to acquire the remaining 40% interest in Frontier on or prior to March 30, 2024. This agreement (a) gave holders of the remaining 40% interest in Frontier (the “Minority Owners”) the right to sell to Evoqua up to approximately 10% of the outstanding equity in Frontier at a predetermined price, which right was exercisable by the Minority Owners between January 1, 2021 and February 28, 2021 (the “Option”), and (b) obligates the Company to purchase and the Minority Owners to sell all of the Minority Owners’ remaining interest in Frontier at the fair market value at the time of sale on or prior to March 30, 2024 (the “Purchase Right”). The Purchase Right may be exercised early by the Minority Owners. The agreement to purchase the remaining interest was determined to be financing due to the mandatory Purchase Right, as per ASC Topic 480, Distinguishing Liabilities From Equity, and as such, the Company recognized a liability for the remaining 40% interest. The Minority Owners exercised the Option, and on April 8, 2021, the Company completed the purchase of an additional 8% of the outstanding equity in Frontier for approximately $1,490. As a result, the Company’s ownership position in Frontier increased to 68%.
Additionally, the Company fully consolidates Frontier as a VIE under ASC Topic No. 810, Consolidation.

The following provides a summary of Frontier’s balance sheet as of September 30, 2021 and September 30, 2020, and summarized financial information for the fiscal years ended September 30, 2021 and 2020.

	September 30, 2021	September 30, 2020
Current assets (includes cash of $2,095 and $1,675)	$12,495	$4,024
Property, plant, and equipment	2,113	3,159
Goodwill	1,798	1,798
Intangible assets, net	8,265	9,918
Total liabilities	(9,425)	(3,692)

	Year Ended September 30,
	2021	2020
Total revenue	$14,340	$5,365
Total operating expenses	(14,362)	(8,219)
Loss from operations	$(22)	$(2,854)
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
2021 Acquisitions
On April 1, 2021, the Company acquired the assets of Water Consulting Specialists, Inc. (“WCSI”) for $12,025 cash paid at closing. In addition, the Company recorded a liability of $761 at closing associated with an earn-out related to the WCSI acquisition, which was subsequently revalued to $150 and is included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. During the year ended September 30, 2021, the Company received cash of $21 from the seller as a result of net working capital adjustments. WCSI is a leader in the design, manufacturing, and service of industrial high-purity water treatment systems. The acquisition strengthens the Company’s portfolio of high-purity water treatment systems and provides the opportunity to further expand its digitally enabled solutions and services in key industrial markets. WCSI is a part of the Integrated Solutions and Services segment. During the year ended September 30, 2021, the Company incurred approximately $83 in acquisition costs, which are included in General and administrative expense on the Consolidated Statements of Operations.
The Company has not finalized the valuations of the acquired assets, assumed liabilities, and identifiable intangible assets, including goodwill. The preliminary opening balance sheet for WCSI is summarized as follows:

Current assets	$1,813
Property, plant, and equipment	221
Goodwill	4,340
Intangible assets, net	7,336
Other non-current assets	86
Total assets acquired	13,796
Liabilities assumed	(1,792)
Net assets acquired	$12,004

On December 17, 2020, the Company acquired the industrial water business of Ultrapure & Industrial Services, LLC (“Ultrapure”) for $8,743 cash paid at closing. On April 1, 2021, the Company paid an additional $290 as a result of net working capital adjustments. Ultrapure, based out of Texas, provides customers across multiple end markets with a variety of water treatment products and services, including service deionization, reverse osmosis, UV, and ozonation. Ultrapure will strengthen the Company’s service capabilities in the Houston and Dallas markets and is a part of the Integrated Solutions and Services segment. During the year ended September 30, 2021, the Company incurred approximately $230 in acquisition costs, which are included in General and administrative expense on the Consolidated Statements of Operations.
The opening balance sheet for Ultrapure is summarized as follows:

Current assets	$2,366
Property, plant, and equipment	963
Goodwill	2,836
Intangible assets, net	3,751
Other non-current assets	21
Total assets acquired	9,937
Liabilities assumed	(904)
Net assets acquired	$9,033
2021 Divestitures
On March 1, 2021, the Company completed the divestiture of the Lange containment system, geomembrane and geosynthetic liner product line (the “Lange Product Line”) for $897 in cash at closing. The Lange Product Line was a part of the Integrated Solutions and Services segment. During the year ended September 30, 2021, the Company recognized a loss of $193 on the divestiture.
2020 Acquisitions
On September 3, 2020, the Company acquired the assets of privately held Aquapure Technologies of Cincinnati (“Aquapure”), a Hamilton, Ohio based water service and equipment company. Aquapure serves the commercial and light industrial markets and provides customers with a variety of water treatment products and services, including deionization, reverse osmosis, softeners, and filtration systems. Aquapure is part of the Integrated Solutions and Services segment.
On October 1, 2019, the Company acquired a 60% investment position in San Diego-based Frontier Water Systems, LLC (“Frontier”) for a purchase price of $10,885, which is net of working capital adjustments. Frontier is a pioneer in the development of patented, engineered equipment packages for high-rate treatment and removal of selenium, nitrate, and other metals from complex water systems. During the year September 30, 2020, the Company incurred approximately $591 in acquisition costs, which are included in General and administrative expenses. Frontier is part of the Integrated Solutions and Services segment.
The Company entered into an agreement to acquire the remaining 40% interest in Frontier on or prior to March 30, 2024. This agreement (a) gives holders of the remaining 40% interest in Frontier (the “Minority Owners”) the right to sell to Evoqua up to approximately 10% of the outstanding equity in Frontier at a predetermined price, which right may be exercised by the Minority Owners between January 1, 2021 and February 28, 2021 (the “Option”), and (b) obligates the Company to purchase and the Minority Owners to sell all of the Minority Owners’ remaining interest in Frontier at the fair market value at the time of sale on or prior to March 30, 2024 (the “Purchase Right”). The Purchase Right may be exercised early by the Minority Owners. The agreement to purchase the remaining interest was determined to be financing due to the mandatory Purchase Right, as per ASC Topic 480, Distinguishing Liabilities From Equity, and as such, the Company recognized a liability for the remaining 40% interest.

The value of the Option was determined to be $506 using a Black Scholes model, and was included within Accrued expenses and other liabilities on the Consolidated Balance Sheets.
The value of the Purchase Right was determined to be $6,661 and was included within Other non‑current liabilities on the Consolidated Balance Sheets, based upon the enterprise value of Frontier upon the acquisition date as per ASC Topic 480, Distinguishing Liabilities From Equity. Pursuant to ASC Topic 480, the Company determined that this should be recorded as a liability and should be recognized at the fair value at the time of inception, adjusted for any consideration or unstated rights or privileges. The liability will be subsequently measured at an amount that would be paid on the reporting date with any change in value from the previous reporting date recognized as interest cost. Refer to Note 6, “Fair Value Measurements” for a discussion of subsequent measurement of the Option and Purchase Right.
The opening balance sheet for Frontier is summarized as follows:

Current assets	$3,186
Property, plant, and equipment	2,963
Goodwill	1,798
Intangible assets	11,571
Total assets acquired	$19,518
Liabilities related to Option and Purchase Right	(7,167)
Other liabilities assumed	(1,466)
Net assets acquired	$10,885
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
5. Revenue
Disaggregation of Revenue
In accordance with Topic 606, the Company disaggregates revenue from contracts with customers into source of revenue, reportable operating segment, and geographical regions. The Company determined that disaggregating revenue into these categories meets the disclosure objective in Topic 606 which is to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
Information regarding the source of revenue:

	Year Ended September 30,
	2021	2020	2019
Revenue from contracts with customers recognized under Topic 606	$1,274,096	$1,279,772	$1,309,303
Other(1)	190,333	149,684	135,138
Total	$1,464,429	$1,429,456	$1,444,441
(1)     Other revenue relates to revenue recognized pursuant to ASU 2016-02, Leases (Topic 842), primarily attributable to long term rentals.

Information regarding revenue disaggregated by segment and source of revenue is as follows:

	Year Ended September 30,
	2021	2020	2019
Integrated Solutions and Services
Revenue from capital projects	$250,187	$257,528	$219,289
Revenue from aftermarket	128,585	119,051	122,719
Revenue from service	581,114	567,603	568,826
Total	$959,886	$944,182	$910,834
Applied Product Technologies
Revenue from capital projects	$365,791	$335,227	$344,097
Revenue from aftermarket	116,463	128,051	165,056
Revenue from service	22,289	21,996	24,454
Total	$504,543	$485,274	$533,607
Total Revenue
Revenue from capital projects	$615,978	$592,755	$563,386
Revenue from aftermarket	$245,048	$247,102	$287,775
Revenue from service	$603,403	$589,599	$593,280
Total	$1,464,429	$1,429,456	$1,444,441
Information regarding revenue disaggregated by geographic area is as follows:

	Year Ended September 30,
	2021	2020	2019
United States	$1,174,474	$1,164,634	$1,147,649
Europe	113,559	108,139	102,998
Asia	113,316	77,253	90,273
Canada	49,952	65,223	80,083
Australia	13,128	14,207	23,438
Total	$1,464,429	$1,429,456	$1,444,441
Performance Obligations
The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations if the product has an alternative use and the Company does not have an enforceable right to payment for the performance completed to date, including a normal profit margin, in the event of termination for convenience. The Company maintains a backlog of confirmed orders of approximately $275,589 at September 30, 2021. This backlog represents the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that the majority of these performance obligations will be satisfied within the next twelve to twenty-four months.

Contract Balances
The tables below provide a roll-forward of contract assets and contract liabilities balances for the periods presented:

	Year Ended September 30,
Contract assets(a)	2021	2020
Balance at beginning of period	$80,759	$73,467
Recognized in current period	316,864	347,660
Reclassified to accounts receivable	(325,405)	(342,371)
Amounts related to sale of the Memcor product line	—	2,710
Foreign currency	528	(707)
Balance at end of period	$72,746	$80,759
(a)     Excludes receivable balances which are disclosed on the Consolidated Balance Sheets.

	Year Ended September 30,
Contract Liabilities	2021	2020
Balance at beginning of period	$26,259	$39,051
Recognized in current period	349,046	322,595
Amounts in beginning balance reclassified to revenue	(25,523)	(39,100)
Current period amounts reclassified to revenue	(294,033)	(295,085)
Amounts related to sale of the Memcor product line	—	(700)
Foreign currency	134	(502)
Balance at end of period	$55,883	$26,259
6. Fair Value Measurements
As of September 30, 2021 and 2020, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying values due to the short maturity of these items.
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
The following table presents the Company’s financial assets and liabilities at fair value. The fair values related to the pension assets are determined using net asset value (“NAV”) as a practical expedient, or by information categorized in the fair value hierarchy level based on the inputs used to determine fair value. The reported carrying amounts of deferred compensation assets and liabilities and debt approximate their fair values. The Company uses interest rates and other relevant information generated by market transactions involving similar instruments to measure the fair value of these assets and liabilities, therefore, all are classified as Level 2 within the valuation hierarchy.

	Net Asset Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2021
Assets:
Pension plan
Cash	$—	$831	$—	$—
Global Multi-Asset Fund	15,244	—	—	—
Government Securities	5,158	—	—	—
Liability Driven Investment	2,793	—	—	—
Guernsey Unit Trust	2,387	—	—	—
Global Absolute Return	2,225	—	—	—
Deferred compensation plan assets
Cash	—	1,251	—	—
Mutual Funds	—	17,806	—	—
Interest rate swaps	—	—	3,127	—
Foreign currency forward contracts	—	—	24	—
Liabilities:
Pension plan	—	—	(46,013)	—
Deferred compensation plan liabilities	—	—	(24,382)	—
Total return swaps—deferred compensation	—	—	(130)	—
Long‑term debt	—	—	(752,988)	—
Interest rate swaps	—	—	(303)	—
Foreign currency forward contracts	—	—	(102)	—
Commodity swaps	—	—	(19)	—
Earn-outs related to acquisitions	—	—	—	(150)
Purchase Right	—	—	—	(8,305)

As of September 30, 2020
Assets:
Pension plan
Cash	$—	$15,061	$—	$—
Government Securities	4,924	—	—	—
Liability Driven Investment	3,604	—	—	—
Guernsey Unit Trust	1,881	—	—	—
Global Absolute Return	2,060	—	—	—
Deferred compensation plan assets
Trust Assets	—	55	—	—
Insurance	—	—	19,804	—
Foreign currency forward contracts	—	—	140	—
Liabilities:
Pension plan	—	—	(47,389)	—
Deferred compensation plan liabilities	—	—	(21,439)	—
Long‑term debt	—	—	(872,441)	—
Interest rate swap	—	—	(4,669)	—
Foreign currency forward contracts	—	—	(47)	—
Earn-outs related to acquisitions	—	—	—	(295)
Option and Purchase Right	—	—	—	(7,739)

The pension plan assets and liabilities and deferred compensation assets and liabilities are included in other non-current assets and other non-current liabilities on the Consolidated Balance Sheets at September 30, 2021 and 2020. The unrealized gain on mutual funds was $445 at September 30, 2021.
The Company records contingent consideration arrangements at fair value on a recurring basis and the associated balances presented as of September 30, 2021 and 2020 are earn-outs related to acquisitions. See Note 4, “Acquisitions and Divestitures” for further discussion regarding the earn-outs recorded for specific acquisitions. The fair value of earn-outs related to acquisitions is based on significant unobservable inputs including the achievement of certain performance metrics. Significant changes in these inputs would result in corresponding increases or decreases in the fair value of the earn-out each period until the related contingency has been resolved. Changes in the fair value of the contingent consideration obligations can result from adjustments in the probability of achieving future development steps, sales targets and profitability and are recorded in General and administrative expenses in the Consolidated Statements of Operations.
A rollforward of the activity in the Company’s fair value of earn-outs related to acquisitions is as follows:

	Current Portion(1)	Long-term Portion(2)	Total
Balance at September 30, 2019	$611	$934	$1,545
Payments	(187)	—	(187)
Reclassifications	204	—	204
Fair value adjustment	(333)	(934)	(1,267)
Balance at September 30, 2020	$295	$—	$295
Acquisitions	761	—	761
Payments	(170)	—	(170)
Fair value adjustment	(736)	—	(736)
Balance at September 30, 2021	$150	$—	$150
(1)    Included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.
(2)    Included in Other non‑current liabilities on the Consolidated Balance Sheets.
Pursuant to the acquisition of Frontier, the Company recorded a liability for the Option and Purchase Right to purchase the remaining 40% interest. The fair value of the options is based upon significant unobservable inputs including future earnings and other market factors. Significant changes in these inputs would result in corresponding increases or decreases in the fair value of the options each period until the purchase of the remaining 40% interest has occurred. Changes in the fair value can result from earnings achieved over the passage of time and will be recorded in Interest expense in the Consolidated Statements of Operations. The Minority Owners exercised the Option, and on April 8, 2021 the Company completed the purchase of an additional 8% of the outstanding equity in Frontier for approximately $1,490. During the year ended September 30, 2021, the Company recorded an increase in the fair value of the Purchase Right liability for $2,056, which was recorded to Interest expense on the Consolidated Statements of Operations. As of September 30, 2021, $8,305 is included in Other non‑current liabilities related to the Purchase Right on the Consolidated Balance Sheets. As of September 30, 2020, $7,739 is included in Other non‑current liabilities related to the Purchase Right on the Consolidated Balance Sheets.

7. Accounts Receivable
Accounts receivable are summarized as follows:

	September 30, 2021	September 30, 2020
Accounts Receivable	$282,819	$264,536
Allowance for Credit Losses	(4,824)	(4,057)
Receivables, net	$277,995	$260,479
The movement in the allowance for credit losses was as follows:

	Year Ended September 30,
	2021	2020	2019
Balance at beginning of period	$(4,057)	$(4,906)	$(4,199)
Charged to costs and expenses	(1,733)	(537)	(788)
Write-offs	780	1,277	39
Foreign currency and other	186	109	42
Balance at end of period	$(4,824)	$(4,057)	$(4,906)
8. Inventories
The major classes of inventory, net are as follows:

	September 30, 2021	September 30, 2020
Raw materials and supplies	$86,469	$78,319
Work in progress	19,842	15,654
Finished goods and products held for resale	59,624	56,435
Costs of unbilled projects	2,277	3,438
Reserves for excess and obsolete	(9,709)	(11,467)
Inventories, net	$158,503	$142,379
The following is the activity in the reserves for excess and obsolete inventory:

	Year Ended September 30,
	2021	2020	2019
Balance at beginning of period	$(11,467)	$(13,370)	$(9,313)
Change to reserve requirement	265	(310)	(5,754)
Write-offs	1,516	2,197	1,541
Foreign currency and other	(23)	16	156
Balance at end of period	$(9,709)	$(11,467)	$(13,370)

9. Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	September 30, 2021	September 30, 2020
Machinery and equipment	$388,352	$357,650
Rental equipment	246,257	221,953
Land and buildings	70,048	70,245
Construction in process	59,737	48,325
	$764,394	$698,173
Less: accumulated depreciation	(389,406)	(333,712)
Property, plant, and equipment, net	$374,988	$364,461
The Company entered into secured financing agreements that require providing a security interest in specified equipment. As of September 30, 2021 and September 30, 2020, the gross and net amounts of those assets are as follows:

	September 30, 2021		September 30, 2020
	Gross	Net	Gross	Net
Machinery and equipment	$89,115	$72,666	$63,305	$52,620
Construction in process	30,504	30,504	8,098	8,098
	$119,619	$103,170	$71,403	$60,718
Depreciation expense and maintenance and repairs expense for the years ended September 30, 2021, 2020 and 2019 were as follows:

	Year Ended September 30,
	2021	2020	2019
Depreciation expense	$76,279	$73,002	$66,031
Maintenance and repair expense	$22,354	$20,303	$23,861
10. Goodwill
Changes in the carrying amount of goodwill are as follows:

	Integrated Solutions and Services	Applied Product Technologies	Total
Balance at September 30, 2019	$222,013	$170,877	$392,890
Business combinations and divestitures	2,723	(405)	$2,318
Measurement period adjustments	—	298	$298
Foreign currency translation	(355)	2,054	$1,699
Balance at September 30, 2020	$224,381	$172,824	$397,205
Business combinations and divestitures	10,349	—	$10,349
Measurement period adjustments	(3,216)	—	$(3,216)
Foreign currency translation	2,316	722	$3,038
Balance at September 30, 2021	$233,830	$173,546	$407,376
As of September 30, 2021 and 2020, $159,730 and $153,004, respectively, of goodwill is deductible for tax purposes.

The Company reviewed the recoverability of the carrying value of goodwill of its reporting units. As the fair value of the Company’s reporting units was determined to be in excess of the carrying values at July 1, 2021 and 2020, no further analysis was performed. The Company has concluded that none of the goodwill was impaired as of September 30, 2021, and there are no indicators of impairment through September 30, 2021.
11. Other Intangible Assets
Intangible assets consist of the following:

		September 30, 2021
	Estimated Life (years)	Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets
Customer related	5 - 26	$300,963	$(101,272)	$199,691
Proprietary technology	7 - 10	61,692	(36,921)	$24,771
Trademark	5 - 15	27,195	(12,191)	$15,004
Backlog	1	82,355	(82,355)	$—
Other	3 - 10	47,903	(31,501)	$16,402
Total amortizing intangible assets		$520,108	$(264,240)	$255,868
Indefinite‑lived intangible assets		34,207	—	$34,207
Total intangible assets		$554,315	$(264,240)	$290,075

		September 30, 2020
	Estimated Life (years)	Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets
Customer related	5 - 26	$292,316	$(83,486)	$208,830
Proprietary technology	7 - 10	61,990	(30,886)	$31,104
Trademark	5 - 15	27,114	(9,142)	$17,972
Backlog	1	82,181	(82,181)	$—
Other	3	39,010	(21,156)	$17,854
Total amortizing intangible assets		$502,611	$(226,851)	$275,760
Indefinite‑lived intangible assets		34,207	—	$34,207
Total intangible assets		$536,818	$(226,851)	$309,967
The Company’s indefinite-lived intangible asset relate to Federal hazardous waste treatment management permits obtained for locations operated by the Integrated Solutions and Services segment. The permits are considered perpetually renewable. The Company performs an indefinite-lived intangible asset impairment analysis on an annual basis during the fourth quarter of the year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assessed the carrying value of the permits at the Integrated Solutions and Services segment as of July 1, 2021 using a quantitative analysis outlined in ASU No. 2012-02 to determine whether the existence of events or circumstances would lead to the conclusion that it is more likely than not that the fair values of the permits are less than the carrying amounts. Events and circumstances considered in this review included macroeconomic conditions, new competition, financial performance of the entities which utilizes the permits and other financial and non-financial events. Based on these factors, the Company concluded the fair value of the permits were not more likely than not less than the carrying amounts.

For the amortizing intangible assets, the remaining weighted-average amortization period at September 30, 2021 was as follows:

Years
Customer-related intangibles	9
Proprietary technology	4
Trademarks	6
Other	2
Aggregate net intangible assets	6
Intangible asset amortization was $37,385, $34,266, and $32,205 for the years ended September 30, 2021, 2020 and 2019, respectively. The estimated future amortization expense is as follows:

2022	$36,702
2023	33,086
2024	27,616
2025	22,703
2026	19,904
Thereafter	115,857
Total	$255,868
12. Debt
Long‑term debt consists of the following:

	September 30, 2021	September 30, 2020
2021 Term Loan, due April 1, 2028(1)	$473,837	$—
2021 Revolving Credit Facility, due April 1, 2026(1)	37,268	—
2014 Term Loan, due December 20, 2024(1)	—	819,276
2014 Revolving Credit Facility(1)	—	—
Securitization Facility, due April 1, 2024	150,061	—
Equipment Financing, due September 30, 2023 to July 5, 2029, interest rates ranging from 3.13% to 8.07%	93,375	63,918
Notes Payable, due July 31, 2023	402	611
Mortgage(2)	—	1,665
Total debt	754,943	885,470
Less unamortized deferred financing fees	(11,738)	(9,436)
Total net debt	743,205	876,034
Less current portion	(12,775)	(14,339)
Total long‑term debt	$730,430	$861,695
(1)On April 1, 2021, the Company paid off the outstanding balance of the 2014 Term Loan (as defined below) entered into the 2021 Credit Agreement (as defined below) and terminated the 2014 Credit Agreement (as defined below)
(2)In November 2020, the Company paid off the outstanding balance of the mortgage due June 30, 2028.

2014 Credit Agreement
On January 15, 2014, EWT III entered into a First Lien Credit Agreement (as modified, amended or supplemented from time to time, the “2014 Credit Agreement”) and a Second Lien Credit Agreement among EWT III, EWT II, the lenders party thereto and Credit Suisse AG as administrative agent and collateral agent. The term loans outstanding under the Second Lien Credit Agreement were prepaid on October 28, 2016. The 2014 Credit Agreement also made available to the Company a revolving credit facility (the “2014 Revolving Credit Facility”) of up to $125,000, with a letter of credit sublimit of up to $45,000. The term loan outstanding under the 2014 Credit Agreement (the “2014 Term Loan”) was scheduled to mature on December 20, 2024, and the 2014 Revolving Credit Facility was scheduled to mature on December 20, 2022. As described below, on April 1, 2021, we completed a refinancing of the outstanding 2014 Term Loan and terminated the 2014 Credit Agreement.

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

The 2021 Credit Agreement contains customary representations, warranties, affirmative covenants, and negative covenants, each substantially similar to those included in the 2014 Credit Agreement, including, among other things, a springing maximum first lien leverage ratio of 5.55 to 1.00. The Company did not exceed this ratio during the year ended September 30, 2021, does not anticipate exceeding this ratio during the fiscal year ending September 30, 2022, and therefore does not anticipate any additional repayments during the year ending September 30, 2022.
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
At September 30, 2021, the Company had (a) $473,837 outstanding under the 2021 Term Loan, which includes $25 of accrued interest, at an interest rate of 2.63%, comprised of 0.13% LIBOR plus the 2.50% spread, and (b) $37,268 outstanding under the 2021 Revolving Credit Facility, which includes $268 of accrued interest, at an interest rate of 2.38%, comprised of 0.13% LIBOR plus the 2.25% spread.
The following table summarizes the amount of the Company’s outstanding borrowings and outstanding letters of credit under the 2021 Revolving Credit Facility as of September 30, 2021, and under the 2014 Revolving Credit Facility as of September 30, 2020.

	September 30, 2021	September 30, 2020
Borrowing availability	$350,000	$125,000
Outstanding borrowings	37,000	—
Outstanding letters of credit	10,112	12,963
Unused amounts	$302,888	$112,037

Additional letters of credit under a separate arrangement	$—	$52
Receivables Securitization Program
On April 1, 2021, Evoqua Finance LLC (“Evoqua Finance”), an indirect wholly-owned subsidiary of the Company, entered into an accounts receivable securitization program (the “Receivables Securitization Program”) consisting of, among other agreements, (i) a Receivables Financing Agreement (the “Receivables Financing Agreement”) among Evoqua Finance, as the borrower, the lenders from time to time party thereto (the “Receivables Financing Lenders”), PNC Bank, National Association (“PNC Bank”), as administrative agent, Evoqua Water Technologies LLC (“EWT LLC”), an indirect wholly-owned subsidiary of the Company, as initial servicer, and PNC Capital Markets LLC (“PNC Markets”), as structuring agent, pursuant to which the lenders have made available to Evoqua Finance a receivables finance facility (the “Securitization Facility”) in an amount up to $150,000 and (ii) a Sale and Contribution Agreement (the “Sale Agreement”) among Evoqua Finance, as purchaser, EWT LLC, as initial servicer and as an originator, and Neptune Benson, Inc., an indirectly wholly-owned subsidiary of the Company, as an originator (together with EWT LLC, the “Originators”). Under the Receivables Securitization Program, the Originators, pursuant to the Sale Agreement, are required to sell substantially all of their domestic trade receivables and certain related rights to payment and obligations of the Originators with respect to such receivables (the “Receivables”) to Evoqua Finance, which, in turn, will obtain loans secured by the Receivables from the Receivables Financing Lenders pursuant to the Receivables Financing Agreement. The Receivables underlying any borrowings will continue to be included in Accounts receivable, net, in the Consolidated Balance Sheets of the Company. On April 1, 2021, Evoqua Finance borrowed $142,200 under the Securitization Facility. During the year ended September 30, 2021, Evoqua Finance borrowed additional amounts under the Securitization Facility and had $150,061 outstanding at September 30, 2021, which includes $61 of accrued interest.
The Receivables Securitization Program contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the Receivables being sold by the Originators and securing the loans made by the Receivables Financing Lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. The Company was in compliance with all covenants during the fiscal year ended September 30, 2021, does not anticipate becoming noncompliant during the year ending September 30, 2022, and therefore does not anticipate any additional repayments during the year ending September 30, 2022.

The Receivables Financing Lenders under the Receivables Securitization Program receive interest at LIBOR or LMIR as selected by Evoqua Finance. The Receivables Financing Agreement contains customary LIBOR benchmark replacement language. The interest rate on the Securitization Facility was 1.33% as of September 30, 2021, comprised of 0.08% LIBOR plus the 1.25% spread. The Receivables Securitization Program matures on April 1, 2024.
Equipment Financings
During the year ended September 30, 2021, the Company completed the following equipment financings:

Date Entered	Due	Interest Rate at 9/30/2021	Principal Amount
September 30, 2021	September 30, 2028	3.80%	$6,264
June 30, 2021	June 30, 2028	3.85%	$1,348
June 30, 2021	July 31, 2029(1)	4.75%	14,238
June 30, 2021	June 30, 2029	4.09%	1,653
March 31, 2021	March 31, 2028	3.85%	3,630
March 31, 2021	June 30, 2029	4.09%	2,559
December 31, 2020	June 30, 2029	4.09%	3,899
December 30, 2020	December 30, 2027	3.73%	3,905
			$37,496
(1)    Represents an advance received from the lender on a multiple draw term loan in which the Company is making interest only payments through August 1, 2022 based on a 1.00% LIBOR floor plus a 3.75% spread. The Company entered into an interest rate swap with an effective date of August 1, 2022 to mitigate risk associated with this variable rate equipment financing, see Note 13, “Derivative Financial Instruments” for further discussion.
Deferred Financing Fees and Discounts
Deferred financing fees and discounts related to the Company’s long-term debt were included as a contra liability to debt on the Consolidated Balance Sheets as follows:

	September 30, 2021	September 30, 2020
Current portion of deferred financing fees and discounts(1)	$(1,866)	$(2,112)
Long-term portion of deferred financing fees and discounts(2)	(9,872)	(7,324)
Total deferred financing fees and discounts	$(11,738)	$(9,436)
(1)Included in Current portion of debt, net of deferred financing fees and discounts on the Consolidated Balance Sheets.
(2)Included in Long-term debt, net of deferred financing fees and discounts on the Consolidated Balance Sheets.
As a result of the refinancing on April 1, 2021, the Company wrote off approximately $1,333 of deferred financing fees related to the 2014 Term Loan. In addition, the Company incurred approximately $4,985 of fees, of which approximately $1,931 were recorded as deferred financing fees on the Consolidated Balance Sheets and approximately $3,054 were expensed. During the year ended September 30, 2021, the Company incurred approximately $822 of fees related to the Receivables Securitization Program and $453 of fees related to an equipment financing which were recorded as deferred financing fees on the Consolidated Balance Sheets.

Amortization of deferred financing fees and discounts included in interest expense were $1,946, $1,735, and $1,991 for the year ended September 30, 2021, 2020 and 2019, respectively.
Repayment Schedule
Aggregate maturities of all long‑term debt, including current portion of long‑term debt and excluding finance lease obligations as of September 30, 2021, are presented below:

Fiscal Year
2022	$14,641
2023	15,562
2024	164,105
2025	15,647
2026	18,916
Thereafter	526,072
Total	$754,943
13. Derivative Financial Instruments
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
On May 22, 2020, the Company entered into an interest rate swap to mitigate risks associated with variable rate debt. The interest rate swap became effective on June 30, 2020, has a term of five years to hedge the variability of interest payments on the first $500,000 of the Company’s senior secured debt and fixes LIBOR on this portion of the senior secured debt at 0.61%. The interest rate swap has been designated as a cash flow hedge.
Foreign Currency Risk Management
The Company’s functional currency is the U.S. dollar. By operating internationally, the Company is subject to foreign currency risk from transactions denominated in currencies other than the U.S. dollar (“foreign currencies”). To mitigate cross-currency transaction risk, the Company analyzes significant exposures where it has receipts or payments in a currency other than the functional currency of its operations, and from time to time may strategically enter into short-term foreign currency forward contracts to lock in some or all of the cash flows associated with these transactions. The Company is also subject to currency translation risk associated with converting the foreign operations’ financial results into U.S. dollars. The Company uses foreign currency derivative contracts in order to manage the effect of exchange fluctuations on forecasted sales and purchases that are denominated in foreign currencies. To mitigate the impact of foreign exchange rate risk, the Company entered into a series of forward contracts designated as cash flow hedges. As of September 30, 2021, the notional amount of the forward contracts was $7,076.

Equity Price Risk Management
The Company is exposed to variability in compensation charges related to certain deferred compensation obligations to employees. Equity price movements affect the compensation expense as certain investments made by the Company’s employees in the deferred compensation plan are revalued. Although not designated as accounting hedges, the Company utilizes derivatives such as total return swaps to economically hedge this exposure and offset the related compensation expense. As of September 30, 2021, the notional amount of the total return swaps was $4,540.
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
Derivatives Designated as Cash Flow Hedges
The following represents the fair value recorded for derivatives designated as cash flow hedges for the periods presented:

		Asset Derivatives
	Balance Sheet Location	September 30, 2021	September 30, 2020
Interest rate swaps	Prepaid and other current assets	$3,127	$—
Foreign currency forward contracts	Prepaid and other current assets	6	133

		Liability Derivatives
	Balance Sheet Location	September 30, 2021	September 30, 2020
Interest rate swaps	Accrued expenses and other current liabilities	$303	$4,669
Foreign currency forward contracts	Accrued expenses and other current liabilities	102	47
Commodity swaps	Accrued expenses and other current liabilities	19	—
The following represents the amount of (loss) gain recognized in AOCI (net of tax) during the periods presented:

	Year Ended September 30,
	2021	2020	2019
Interest rate swap	$5,252	$(5,155)	$—
Interest rate cap	—	(19)	19
Foreign currency forward contracts	(324)	(201)	(443)
Commodity swaps	(19)	—	—
	$4,909	$(5,375)	$(424)
The following represents the amount of (loss) gain reclassified from AOCI into earnings during the periods presented:

	Year Ended September 30,
Location of (Loss) Gain	2021	2020	2019
Cost of product sales and services	$(70)	$(8)	$(309)
General and administrative expense	(4)	(192)	82
Selling and marketing expense	(69)	28	—
Research and development expense	—	—	(271)
Interest expense	(2,241)	(486)	—
	$(2,384)	$(658)	$(498)
Based on the fair value amounts of the Company’s cash flow hedges at September 30, 2021, the Company expects that approximately $71 of pre-tax net losses will be reclassified from AOCI into earnings during the next twelve months. The amount ultimately realized, however, will differ as exchange rates vary and the underlying contracts settle.
Derivatives Not Designated as Hedging Instruments
The following represents the fair value recorded for derivatives not designated as hedges for the periods presented:

		Asset Derivatives
	Balance Sheet Location	September 30, 2021	September 30, 2020
Foreign currency forward contracts	Prepaid and other current assets	$18	$7

		Liability Derivatives
	Balance Sheet Location	September 30, 2021	September 30, 2020
Total return swaps—deferred compensation	Accrued expenses and other current liabilities	$130	$—
The following represents the amount of loss recognized in earnings for derivatives not designated as hedges during the periods presented:

	Year Ended September 30,
Location of Loss	2021	2020	2019
General and administrative expense	$(106)	$—	$—
	$(106)	$—	$—

14. Product Warranties
A reconciliation of the activity related to the accrued warranty, including both the current and long‑term portions, is as follows:

	Current Product Warranties			Non-Current Product Warranties
	Year Ended September 30,			Year Ended September 30,
	2021	2020	2019	2021	2020	2019
Balance at beginning of the period	$6,115	$4,922	$8,907	$1,724	$2,332	$3,360
Warranty provision for sales	6,939	4,738	5,745	2,065	701	1,915
Settlement of warranty claims	(4,720)	(4,890)	(6,529)	(830)	(1,170)	(999)
Foreign currency translation and other	(196)	550	63	7	(274)	(350)
Amounts related to sale of the Memcor product line	—	795	(3,264)	—	135	(1,594)
Balance at end of the period	$8,138	$6,115	$4,922	$2,966	$1,724	$2,332
15. Restructuring and Related Charges
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
The Company currently expects to incur approximately $400 to $1,400 of costs during fiscal 2022 related to restructuring charges following the sale of the Memcor product line. The Company currently expects to incur approximately $500 of cash costs during fiscal 2022 as a result of its transition to a two-segment operating model related to other non-employee related business optimizations. The Company currently expects to incur approximately $600 to $1,000 of costs during fiscal 2022 related to the restructuring within certain divisions of the Integrated Solutions and Services segment.
The table below sets forth the amounts accrued for the restructuring components and related activity:

	Year Ended September 30,
	2021	2020	2019
Balance at beginning of the period	$970	$655	$710
Restructuring charges following the sale of the Memcor product line	5,588	8,274	—
Restructuring charges related to two-segment realignment	1,060	2,092	11,090
Restructuring charges related to other initiatives	2,830	1,867	2,444
Release of prior reserves	(329)	(98)	(541)
Write-off charges	(1,340)	(2,461)	—
Cash payments	(8,484)	(9,367)	(12,966)
Other adjustments	9	8	(82)
Balance at end of the period	$304	$970	$655

The balances for accrued restructuring liabilities at September 30, 2021 and 2020, are recorded in Accrued expenses and other liabilities on the Consolidated Balance Sheets. Restructuring charges primarily represent severance charges and other employee costs, fixed asset write-offs and certain relocation expenses. The Company expects to pay the remaining amounts accrued as of September 30, 2021 during the first half of 2022.

The table below sets forth the location of amounts recorded above on the Consolidated Statements of Operations:

	Year Ended September 30,
	2021	2020	2019
Cost of product sales and services	$4,554	$8,305	$6,257
General and administrative expense	3,199	3,053	5,531
Sales and marketing expense	348	305	1,082
Research and development expense	(16)	23	123
Other operating expense, net	1,064	449	—
	$9,149	$12,135	$12,993
The Company continues to evaluate restructuring activities that may result in additional charges in the future.
16. Employee Benefit Plans
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
Certain of the Company’s employees in Germany also participate in a defined benefit plan. Assets equaling the plan’s accumulated benefit obligation were transferred to a German defined benefit plan sponsored by the Company upon the acquisition of EWT from Siemens. The German entity also sponsors a defined benefit plan for a small group of employees located in France.

The changes in projected benefit obligations, plan assets and the funded status of the UK and German defined benefit plans as of and for the years ended September 30, 2021 and 2020, respectively, are as follows:

	2021	2020
Change in projected benefit obligation
Projected benefit obligation at prior year measurement date	$47,389	$42,948
Service cost	1,156	1,125
Interest cost	482	492
Actuarial (gains) losses	(2,312)	5
Benefits paid from company assets	(738)	(173)
Foreign currency exchange impact	36	2,992
Projected benefit obligation at measurement date	$46,013	$47,389
Change in plan assets
Fair value of assets at prior year measurement date	27,530	25,525
Actual return on plan assets	971	205
Benefits paid	(515)	(60)
Employer contribution	258	255
Foreign currency exchange impact	394	1,605
Fair value of assets at measurement date	$28,638	$27,530
Funded status and amount recognized in assets and liabilities	$(17,375)	$(19,859)
Amount recognized in assets and liabilities
Other non‑current assets	$2,960	$2,831
Other non‑current liabilities	$(20,335)	$(22,690)
Amount recognized in accumulated other comprehensive loss, before taxes
Actuarial loss	$7,071	$11,235
The following table provides summary information for the UK and German plans where the projected benefit obligation is in excess of plan assets:

	September 30, 2021	September 30, 2020
Projected benefit obligation	$46,013	$47,389
Accumulated benefit obligation	$24,578	$25,489
Fair value of plan assets	$28,638	$27,530
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

	2021	2020
Discount rate	1.00% - 2.03%	0.80% - 1.97%
Expected long‑term rate of return on plan assets	1.97% - 3.50%	1.98% - 2.40%
Salary scale	2.25% - 4.36%	2.25% - 4.44%
Pension increases	1.00% - 3.27%	1.00% - 2.99%

The Plan trustees for the UK and German pension plans have established investment policies and strategies. The UK Pension Committee established and implemented a liability driven investment approach to take advantage of, and seeking to protect, its well‑funded status. The German investment strategy is to close the current funding gap by taking a risk-balanced growth approach through investing assets in marketable securities.
Through a trust arrangement, the German plan assets are held in a global multi-asset fund.
The actual overall asset allocation for the UK pension plan as compared to the investment policy goals as of September 30, 2021 was as follows by asset category:

	2021 Actual	2021 Target
Equity	17.8%	—%
Index‑linked gilts	76.0%	70%
Cash	6.2%	30%
Pension expense for the German and UK plans were as follows:

	Year Ended September 30,
	2021	2020	2019
Service cost	$1,156	$1,125	$898
Interest cost	482	492	699
Expected return on plan assets	(615)	(387)	(440)
Amortization of actuarial losses	1,042	1006	371
Pension expense for defined benefit plans	$2,065	$2,236	$1,528
The components of pension expense, other than the service cost component, which is included in General and administrative expense, are included in the line item Other operating expense in the Consolidated Statements of Operations.
Benefits expected to be paid to participants of the plans are as follows:

Year Ended September 30,
2022	$680
2023	530
2024	606
2025	727
2026	1,001
Five years thereafter	7,261
Total	$10,805
Defined Contribution Plans
The Company maintains a defined contribution 401(k) plan, which covers all U.S.-based employees who meet minimum age and length of service requirements. Plan participants can elect to defer pre-tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. Prior to January 1, 2021, the Company matched 100% of eligible participants’ deferrals that did not exceed 6% of their pay. Effective January 1, 2021, the Company matches 100% of eligible participants’ deferrals that do not exceed 4% of their pay. Also, effective January 1, 2021, the Company may make a discretionary profit sharing contribution of up to 4% of each plan participant’s compensation. All such contributions are subject to limitations imposed by the Internal Revenue Code. The Company’s total contributions were $16,559, $14,243, and $14,533 for the years ended September 30, 2021, 2020 and 2019, respectively.

Employees in the UK and Germany also participate in a defined contribution plan maintained by the Company. For the years ended September 30, 2021, 2020 and 2019, contributions made to the Company’s plan in the UK and Germany were $919, $1,021, and $796, respectively.
Deferred Compensation
On April 1, 2014, the Company adopted a non-qualified deferred compensation plan for certain highly compensated employees. The Plan matches, on a dollar-for-dollar basis, up to the first 6% of a participant’s pay. The Company’s obligation under the plan represents an unsecured promise to pay benefits in the future. In the event of bankruptcy or insolvency of the Company, assets of the plan would be available to satisfy the claims of general creditors. To increase the security of the participants’ deferred compensation plan benefits, the Company has established and funded a grantor trust (known as a rabbi trust). The rabbi trust is specifically designed so that assets are available to pay plan benefits to participants in the event the Company is unwilling or unable to pay the plan benefits for any reason other than bankruptcy or insolvency. As a result, the Company is prevented from withdrawing or accessing assets for corporate needs. Plan participants choose to receive a return on their account balances equal to the return on the various investment options. The rabbi trust assets are primarily invested in mutual funds and insurance contracts of which the rabbi trust is the owner and beneficiary.
Health Benefit Plan
The Company maintains a qualified employee health benefit plan in the U.S. and is self‑funded by the Company with respect to claims up to a certain amount. The plan requires contributions from eligible employees and their dependents.
17. Income Taxes
For financial reporting purposes, income (loss) before income taxes includes the following components:

	Year Ended September 30,
	2021	2020	2019
Domestic	$19,927	$81,276	$(9,140)
Foreign	41,815	40,490	10,256
Income before income taxes	$61,742	$121,766	$1,116
The components of income tax (expense) benefit were as follows:

	Year Ended September 30,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	(1,233)	(591)	(400)
Foreign	(11,210)	(8,014)	(7,239)
	$(12,443)	$(8,605)	$(7,639)
Deferred:
Federal	(2,153)	115	(3,597)
State	(630)	401	196
Foreign	5,146	718	1,453
	$2,363	$1,234	$(1,948)
Total income tax (expense) benefit	$(10,080)	$(7,371)	$(9,587)
For the years ended September 30, 2021, 2020 and 2019, the U.S. federal statutory rate was 21.0%.

A reconciliation of income tax (expense) benefit and the amount computed by applying the applicable statutory rate to income from operations before income taxes was as follows:

	Year Ended September 30,
	2021	2020	2019
Income tax (expense) benefit at the federal statutory rate of 21%	$(12,966)	$(25,571)	$(234)
State and local income taxes, net of federal tax benefit	(757)	(74)	(204)
Foreign tax rate differential	(3,009)	(1,129)	(1,471)
Nondeductible interest expense	(588)	(1,032)	(1,073)
Meals and entertainment expense	(176)	(760)	(953)
U.S. tax on foreign earnings	(5,687)	(8,438)	(1,421)
Nondeductible legal expenses	—	—	(112)
Other nondeductible expenses	(786)	(479)	(223)
Impact of tax rate changes	819	286	(548)
Valuation allowances	854	19,013	(3,886)
Share-based compensation	11,598	4,931	475
Non-taxable gain on sale of subsidiary	—	4,789	—
Return-to-provision adjustments	(44)	516	(655)
Non-controlling interest	30	(466)	221
Net benefit of foreign R&D expenses	—	18	191
Transaction related contingent liabilities	155	143	(58)
Contingent liabilities - warranty	—	—	93
Foreign withholding taxes	—	—	369
Non-deductible exchange gain or loss	—	—	(587)
Deferred tax adjustments	87	491	2,016
Accrued tax adjustments	27	(6)	(1,348)
Tax benefits of other comprehensive income	—	—	(154)
Other	363	397	(25)
Total	$(10,080)	$(7,371)	$(9,587)
Annual Tax (Expense) Benefit
For the year ended September 30, 2021, tax expense was $10,080 as compared to tax expense based on the U.S. statutory rate of $12,966. The actual tax expense was lower principally due to U.S. income not attracting U.S. tax due to the valuation allowance against U.S. deferred tax assets and the reversal of the valuation allowance with respect to the Company’s German operating company. These tax benefits were mostly offset by an increase in foreign tax expense due to improved profitability in certain jurisdictions with tax rates higher than the U.S. and the impact of a one-time state tax adjustment for prior periods.

Tax expense increased $2,709 to $10,080 for the year ended September 30, 2021 as compared to $7,371 in the prior year. The increase in tax expense was primarily attributable to an increase in foreign tax expense due to improved profitability in certain countries and the impact of a one-time state tax adjustment for prior periods. The increase in expense was partially offset by a one-time tax benefit for the reversal of the valuation allowance with respect to the Company’s German operating company.
For the year ended September 30, 2020, the Company provided tax expense of $7,371 as compared to expense of $9,587 in the fiscal year ended September 30, 2019. The decrease in expense was primarily the result of the favorable impact on deferred tax liabilities related to indefinite lived intangibles, a portion of which were reversed in relation to the sale of the Memcor product line.
Significant components of deferred tax assets and liabilities were as follows:

	September 30, 2021	September 30, 2020
Deferred Tax Assets
Receivable allowances	$885	$856
Reserves and accruals	24,913	24,141
Inventory valuation and other assets	3,141	4,617
Investment in partnership	1,977	1,592
Unrealized foreign exchange gains (losses), including related hedges	4,468	5,332
Other deferred taxes	2,811	3,474
Net operating loss carryforwards	48,605	29,407
Gross deferred tax assets	$86,800	$69,419
Less: Valuation allowance	(21,299)	(23,298)
Deferred tax assets less valuation allowance	$65,501	$46,121
Deferred Tax Liabilities
Goodwill	(9,849)	(6,579)
Fixed assets	(46,057)	(32,136)
Intangibles	(15,313)	(15,509)
Other deferred tax liabilities	(2,440)	(1,427)
Gross deferred tax liabilities	$(73,659)	$(55,651)
Net deferred tax liabilities	$(8,158)	$(9,530)
Accounting standards require that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This assessment requires significant judgment, and in making this evaluation, the Company considers all available positive and negative evidence, including the potential to carryback net operating losses and credits, the future reversal of certain taxable temporary differences, actual and forecasted results, and tax planning strategies that are both prudent and feasible. A significant piece of objective evidence evaluated is the cumulative income or loss incurred over recent years including the three‑year period ended September 30, 2021. The U.S. group was in a three-year cumulative loss at September 30, 2019 but was no longer in a three-year cumulative loss position at September 30, 2020, primarily due to the sale of the Memcor business. The Company believes the favorable evidence of no longer being in a three-year cumulative loss is outweighed by the losses of the U.S. group and the significant global economic uncertainty due to the COVID-19 health crisis. Our German operations have demonstrated strong profitability in the most recent three years, are cumulatively profitable, and have fully utilized their net operating loss carryforwards.
After considering all available evidence, both positive and negative, management determined that a valuation allowance was necessary in certain jurisdictions. As of September 30, 2021, the Company reversed the German valuation allowance and continues to maintain a full valuation allowance against its deferred tax assets (excluding certain deferred tax liabilities including those related to indefinite lived intangibles) in the U.S. and the UK. A partial valuation allowance continues to be maintained in the Netherlands related to a net operating loss generated prior to the Magneto acquisition as well as certain foreign tax credits.

A reconciliation of the valuation allowance on deferred tax assets is as follows:

	Year Ended September 30,
	2021	2020	2019
Valuation allowance beginning of period	$23,298	$41,084	$36,683
Change in assessment	(6,140)	1,650	(865)
Current year operations	7,300	(19,856)	3,495
Foreign currency and other	(3,219)	3,012	2,254
Acquisitions / Dispositions	60	(2,592)	(483)
Valuation allowance end of period	$21,299	$23,298	$41,084
The Company does not anticipate that it will dispose any of its foreign subsidiaries in the foreseeable future and as such has not recorded a U.S. deferred tax asset where the tax basis exceeds the financial reporting basis of these investments. Additionally, the Company has not provided a U.S. deferred tax liability on the excess of financial reporting over tax basis of its investments.
As of September 30, 2021, 2020 and 2019, undistributed earnings of non-U.S. affiliates were approximately $77,709, $53,766, and $49,480, respectively, which are considered to be indefinitely reinvested. Upon distribution of these earnings the Company may be subject to U.S. income taxes and foreign withholding taxes. The amount of taxes that may be payable on remittance of these earnings is dependent on the tax laws and profile of the Company at that time and the availability of foreign tax credits in the year in which such earnings are remitted. Therefore, it is not practicable to estimate the amount of taxes that may be payable when these earnings are remitted in the future.
The Company utilizes the more-likely-than-not standard in recognizing a tax benefit in its financial statements. For the years ended September 30, 2021, 2020, and 2019, the Company had unrecognized tax benefits of $1,123, $1,050, and $1,075 respectively.
The following is a reconciliation of the Company’s total gross unrecognized tax benefits:

	Year Ended September 30,
	2021	2020	2019
Balance as of beginning of period	$1,050	$1,075	$—
Tax positions related to the current year
Additions	—	—	—
Tax positions related to prior years
Additions	73	—	1,075
Reductions	—	(25)	—
Expiration of statutes of limitations	—	—	—
Balance as of end of period	$1,123	$1,050	$1,075
At September 30, 2021, 2020, and 2019, the Company had $1,599, $1,288, and $1,170 classified as a current liability respectively. The amount of unrecognized tax benefits is not expected to change significantly during the next 12 months. At September 30, 2021, 2020, and 2019, if the Company’s tax positions are sustained by the taxing authorities in favor of the Company, the amount that would affect the Company’s effective tax rate would be approximately $1,599, $1,288, and $1,170 respectively.
The Company classifies interest expense and, if applicable, penalties which could be assessed related to unrecognized tax benefits as component of income tax (expense) benefit. For the years ended September 30, 2021, 2020, and 2019 the Company recognized approximately $(238), $(143), and $(95) of gross interest and penalties, respectively.

Tax attributes available to reduce future taxable income begin to expire as follows:

	September 30, 2021	First year of Expiration
Federal net operating loss	$190,386	September 30, 2035
State net operating loss	106,687	September 30, 2019
Foreign net operating loss	2,558	September 30, 2023
Foreign net operating loss	8,107	Indefinite
During the fourth quarter of the year ending September 30, 2020 the Company undertook a secondary offering. As a result of that offering, the Company experienced an ownership change for purposes of I.R.C. Section 382. There was no impact to current or deferred tax expense resulting from the ownership change for the years ending September 30, 2021 and 2020.

The Company may be subject to tax audits in the U.S. as well as various state and foreign jurisdictions. The following table summarizes the Company’s open years by major jurisdiction as of September 30, 2021:

Jurisdiction	Open Tax Years
United States	2018-2021
Australia	2017-2021
Canada	2017-2021
China	2016-2021
Germany	2017-2021
Netherlands	2016-2021
Singapore	2017-2021
United Kingdom	2019-2021
18. Share-Based Compensation
The Company designs equity compensation plans to attract and retain employees while also aligning employees’ interests with the interests of the Company’s shareholders. In addition, members of the Company’s Board of Directors (the “Board”) participate in equity compensation plans in connection with their service on the Company’s Board.
The Company established the Evoqua Water Technologies Corp. Stock Option Plan (the “Stock Option Plan”) shortly after the acquisition date of January 16, 2014. The plan allows certain management employees and the Board to purchase shares in Evoqua Water Technologies Corp. Under the Stock Option Plan, the number of shares available for award was 11,083. As of September 30, 2021, there were approximately 2,089 shares available for future grants, however, the Company does not currently intend to make additional grants under the Stock Option Plan.
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
On May 18, 2021 (the “Grant Date”), the Compensation Committee of the Board approved and the Company granted special one-time awards of 234 restricted stock units (“Special RSUs”) and 469 performance share units (“Special PSUs”), at a target award level, under the Equity Incentive Plan to certain executive officers of the Company. Subject to the applicable executive officer’s continued employment with the Company and the terms and conditions of the Equity

Incentive Plan and the related award agreement, the Special RSUs will vest ratably over a three-year period on each annual anniversary of the Grant Date, and the Special PSUs will be earned incrementally in three tranches of 25%, 25%, and 50% after one-, two-, and three-year performance periods, respectively, and will cumulatively be paid, if earned, after the end of the three-year performance period ending on May 18, 2024, based on the Company’s total stockholder return (“TSR”) compared to peer water companies, including certain U.S.-listed companies included in the S&P Global Water Index (the “Peer Companies”). Each tranche of the Special PSUs reflects the right to receive between 50% and 100% of the shares underlying such tranche based on the Company’s TSR as compared to the Peer Companies (“Relative TSR”) for the applicable performance period. Subject to certain exceptions provided in the award agreements in the event of death, disability, or change in control, for each tranche, Special PSUs will be earned as follows: 100% if Relative TSR for the period is at the 80th percentile or above; 50% if Relative TSR for the period is at the 60th percentile; and 0% if Relative TSR is below the 60th percentile. Linear interpolation will be used to determine the percentage of each tranche earned when Relative TSR is between the 60th percentile and the 80th percentile for the applicable performance period. The payout for each tranche of the Special PSUs is capped at 100% even if Relative TSR exceeds the 80th percentile for the applicable period. If the Company’s TSR is negative for any performance period, the number of Special PSUs that may vest for the corresponding tranche will be capped at 50% of the amount that otherwise would have been earned for the period.
As of September 30, 2021, there were approximately 4,340 shares available for grants under the Equity Incentive Plan.
Option awards are granted at various times during the year, generally vest ratably at 25% per year, and are exercisable at the time of vesting. The options granted have a ten-year contractual term.
A summary of the stock option activity for the years ended September 30, 2021 and 2020 is presented below:

(In thousands, except per share amounts)	Options	Weighted Average Exercise Price/Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2019	8,619	8.15	6.3 years	$80,826
Granted	823	23.52
Exercised	(1,834)	5.62
Forfeited	(172)	15.54
Cancelled	(6)	20.60
Expired	—	—
Outstanding at September 30, 2020	7,430	$10.30	5.9 years	$83,152
Granted	612	$24.78
Exercised	(2,884)	$6.81
Forfeited	(67)	$21.25
Cancelled	(1)	16.63
Expired	—	—
Outstanding at September 30, 2021	5,090	$13.87	5.9 years	$120,611
Options exercisable at September 30, 2021	3,189	$9.72	4.6 years	$88,776
Options vested and expected to vest at September 30, 2021	5,047	$13.79	5.9 years	$119,992
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options of the date of exercise) during the year ended September 30, 2021 was $60,370. During the year ended September 30, 2021, $21,205 was received from the exercise of stock options.

A summary of the status of the Company's nonvested stock options as of and for the years ended September 30, 2021, 2020 and 2019 is presented below.

	2021		2020		2019
(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share	Shares	Weighted Average Grant Date Fair Value/Share	Shares	Weighted Average Grant Date Fair Value/Share
Nonvested at beginning of period	2,166	$5.56	2,379	$4.96	3,335	$4.11
Granted	612	$9.00	823	$6.06	1,114	$3.87
Vested	(810)	$5.48	(864)	$4.52	(1,559)	$2.61
Forfeited	(67)	$6.82	(172)	$4.94	(511)	$4.38
Nonvested at end of period	1,901	$6.69	2,166	$5.56	2,379	$4.96
The total fair value of options vested during the year was $4,434, $3,906, and $4,064 for the years ended September 30, 2021, 2020 and 2019, respectively.
Restricted Stock Units
The following is a summary of the RSU activity for the years ended September 30, 2021 and 2020.

	Shares	Weighted Average Grant Date Fair Value/Share
Outstanding at September 30, 2019	2,002	$17.45
Granted	394	$23.05
Vested	(1,555)	$18.79
Forfeited	(91)	$15.35
Outstanding at September 30, 2020	750	$17.86
Granted	731	$25.98
Vested	(240)	$17.55
Forfeited	(25)	$20.31
Cancelled	(7)	$21.22
Outstanding at September 30, 2021	1,209	$22.77
Expected to vest at September 30, 2021	1,165	$22.67
The following is a summary of the Special PSU activity for the year ended September 30, 2021.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Granted	469	$16.92
Nonvested at end of period	469	$16.92
Expected to vest	426	$16.92
Expense Measurement and Recognition
The Company recognizes share-based compensation for all current award grants and, in future periods, will recognize compensation costs for the unvested portion of previous award grants based on grant date fair values. Total share-based compensation expense was $17,703 and $10,535 during the year ended September 30, 2021 and 2020, respectively, of which $15,524 and $10,509 was non-cash, respectively. Share-based compensation expense was $19,903 during the year ended September 30, 2019.
Reported non-cash share-based compensation expense was classified on the Consolidated Statements of Operations as shown in the following table:

	Year Ended September 30,
	2021	2020	2019
Cost of services	$143	$91	$142
General and administrative	15,381	10,418	19,761
	$15,524	$10,509	$19,903
The unrecognized compensation expense related to stock options, RSUs, and Special PSUs was $8,872, $20,177 and $6,946, respectively at September 30, 2021, and is expected to be recognized over a weighted average period of 2.0 years, 2.2 years, and 2.6 years, respectively.
The Company estimates the fair value of each stock option award on the grant date using the Black-Scholes valuation model incorporating the assumptions noted in the following table. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate.
Option valuation assumptions for options granted are as follows:

Year Ended September 30,
	2021	2020	2019
Expected volatility	38.3% - 56.7%	24.2% - 77.1%	26.3% - 30.0%
Expected dividends	—	—	—
Expected term (in years)	5.3 - 6.0	5.4 - 6.0	5.6 - 6.0
Risk free rate	0.4% - 0.9%	0.2% - 1.7%	1.5% - 2.6%
Grant date fair value per share of options granted	$8.12 - $19.76	$5.33 - $8.56	$3.14 - $7.06
The risk‑free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. Beginning in fiscal year 2021, the Company utilized historical realized volatility for expected volatility which is based on historical stock prices during a period of time. Prior to fiscal year 2021, the Company had little history with respect to volatility of share prices, and as such, the expected volatility was not based on realized volatility. The Company, as permitted under ASC 718, had identified guideline public companies who are participants in the Company’s markets. The Company obtained share price trading data from the guideline companies and based their estimate of expected volatility on the implied volatility of the guideline companies in addition to the Company’s own implied volatility. As the guideline companies were comparable in most significant respects, the Company believed they represent an appropriate basis for estimating expected volatility.
The Company estimated the fair value of PSUs on the grant date using a Monte Carlo Simulation incorporating the assumptions noted in the following table.

Year Ended September 30,
2021
Expected volatility	61.0%
Expected dividends	—
Expected term (in years)	3
Risk free rate	0.34%
Grant date fair value per share of PSUs granted	$16.92
The risk‑free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The Company utilized historical realized volatility for expected volatility which is based on historical stock prices during a period of time.
Employee Stock Purchase Plan
Effective October 1, 2018, the Company implemented an employee stock purchase plan (“ESPP”) which allows employees to purchase shares of the Company’s stock at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last business day of a six-month purchase period within the offering period. These purchases are offered twice throughout each fiscal year and were paid by employees through payroll deductions over the respective six month purchase period, at which point the stock was transferred to the employees. On December 21, 2018, the Company registered 11,297 shares of common stock, par value $0.01 per share, of which 5,000 are available for future issuance under the ESPP. During the years ended September 30, 2021, 2020 and 2019, the Company incurred compensation expense of $887, $392 and $400, respectively, primarily in salaries and wages in respect of the ESPP, representing the fair value of the discounted price of the shares. These amounts are included in the total share-based compensation expense above. During the years ended September 30, 2021, 2020 and 2019, 182 shares, 58 shares and 46 shares, respectively, were issued under the ESPP plan.

19. Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were:

	September 30, 2021	September 30, 2020
Foreign currency translation income (loss)	$16,137	$(5,535)
Pension benefit plans, net of tax expense (benefit) of $403 and $(839)	(7,474)	(10,396)
Unrealized derivative gain (loss) on cash flow hedges, net of tax expense of $135 and $135	2,752	(4,541)
Total accumulated other comprehensive income (loss)	$11,415	$(20,472)
The (losses) gains in accumulated other comprehensive income (loss) by component, net of tax, for the years ended September 30, 2021, 2020 and 2019 are as follows:

	Foreign currency translation	Pension plans	Cash flow Hedges
Balance at September 30, 2018	$(4,212)	$(4,907)	$102
Other comprehensive income (loss) before reclassifications	1,507	(5,939)	(424)
Amounts gains reclassified from accumulated other comprehensive loss into earnings	—	371	498
Balance at September 30, 2019	$(2,705)	$(10,475)	$176
Other comprehensive loss before reclassifications	(2,830)	(927)	(5,375)
Amounts gains reclassified from accumulated other comprehensive loss into earnings	—	1,006	658
Balance at September 30, 2020	$(5,535)	$(10,396)	$(4,541)
Other comprehensive income before reclassifications	21,672	1,880	4,909
Amounts gains reclassified from accumulated other comprehensive income (loss) into earnings	—	1,042	2,384
Balance at September 30, 2021	$16,137	$(7,474)	$2,752
Amounts reclassified out of other comprehensive income (loss) related to the amortization of actuarial losses are included in pension expense. Refer to Note 13, “Derivative Financial Instruments” for the location in the Consolidated Statements of Operations of amounts reclassified out of other comprehensive income (loss) related to cash flow hedges.
20. Concentration of Credit Risk
The Company’s cash and cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable is derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. The Company’s trade receivables do not represent a significant concentration of credit risk at September 30, 2021 and 2020 due to the wide variety of customers and markets into which products are sold and their dispersion across geographic areas. The Company does perform ongoing credit evaluations of its customers and maintains an allowance for potential credit losses on trade receivables. As of and for the years ended September 30, 2021, 2020 and 2019, no customer accounted for more than 10% of net sales or net accounts receivable.
The Company operates predominantly in ten countries worldwide and provides a wide range of proven product brands and advanced water and wastewater treatment technologies, mobile and emergency water supply solutions and service contract options through its Integrated Solutions and Services and Applied Product Technologies segments. The Company is a multi-national business, but its sales and operations are primarily in the U.S. External sales to unaffiliated customers are transacted with the Company location that maintains the customer relationship.

The following tables set forth external net revenue, net of intercompany eliminations, and net asset information by region:

	Year Ended September 30,
	2021	2020	2019
Sales to external customers
United States	$1,174,474	$1,164,634	$1,147,649
Rest of World	289,955	264,822	296,792
Total	$1,464,429	$1,429,456	$1,444,441

	September 30, 2021	September 30, 2020
Net Assets
United States	$462,883	$408,330
Rest of World	119,336	73,733
	$582,219	$482,063

Long Lived Assets
United States	$357,597	$347,832
Rest of World	17,391	16,629
	$374,988	$364,461
21. Leases
Lessee Accounting
The following represents the components of lease cost for the years ended September 30, 2021 and 2020, and other information for both operating and finance leases for the years ended September 30, 2021 and 2020:

	Year Ended September 30,
	2021	2020
Lease cost
Finance lease cost:
Amortization of ROU assets	$13,572	$13,738
Interest on lease liabilities	1,793	1,981
Operating lease cost	15,357	16,052
Short-term lease cost	2,935	4,970
Variable lease cost	—	—
Sublease income	(58)	(56)
Total lease cost	$33,599	$36,685
Total lease cost for operating leases was $20,088 for the year ended September 30, 2019.

	Year Ended September 30,
Other information	2021	2020
(Gains)/losses on sale and leaseback transactions, net	$—	$—
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$1,810	$1,968
Operating cash flows from operating leases	$15,758	$16,034
Financing cash flows from finance leases	$13,373	$13,459
ROU assets obtained in exchange for new finance lease liabilities	$14,257	$14,934
ROU assets obtained in exchange for new operating lease liabilities	$4,839	$8,456
ROU asset remeasurement	$8,177	$(960)
Weighted average remaining lease term - finance leases	3.6 years	3.9 years
Weighted average remaining lease term - operating leases	4.8 years	5.2 years
Weighted average discount rate - finance leases	4.3%	4.6%
Weighted average discount rate - operating leases	4.0%	4.2%
The following table reconciles future minimum undiscounted rental commitments for operating leases to operating lease liabilities record on the Consolidated Balance Sheet as of September 30, 2021:

Fiscal Year
2022	$15,055
2023	12,566
2024	9,945
2025	7,969
2026	5,605
Thereafter	5,056
Total undiscounted lease payments	$56,196
Present value adjustment	(4,945)
Operating lease liabilities	$51,251
Less current installments of obligations under operating leases	13,316
Obligations under operating leases, excluding current installments	$37,935

The gross and net carrying values of the equipment under finance leases as of September 30, 2021 and September 30, 2020 was as follows:

	September 30, 2021	September 30, 2020
Gross carrying amount	$92,247	$89,254
Net carrying amount	$36,884	$36,577

The following table reconciles future minimum undiscounted rental commitments for finance leases to the finance lease liabilities recorded on the Consolidated Balance Sheet as of September 30, 2021:

Fiscal Year
2022	$13,433
2023	10,947
2024	8,349
2025	5,567
2026	2,339
Thereafter	356
Total undiscounted lease payments	$40,991
Present value adjustment	(2,813)
Finance lease liabilities	$38,178
Less current installments of obligations under finance leases	12,093
Obligations under finance leases, excluding current installments	$26,085
The current installments of obligations under finance leases are included in Accrued expenses and other liabilities. Obligations under finance leases, excluding current installments, are included in Other non-current liabilities.
Lessor Accounting
The following represents the components of lease revenue for the years ended September 30, 2021 and 2020:

	Year Ended September 30,
	2021	2020
Lease revenue: operating leases	$152,435	$148,703
Lease revenue: sales-type leases	37,898	981
Total lease revenue	$190,333	$149,684

As of September 30, 2021, future minimum lease payments receivable under operating leases are as follows:

Fiscal year
2022	$157,369
2023	93,292
2024	62,714
2025	47,359
2026	34,804
Thereafter	152,792
Future minimum lease payments	$548,330
At September 30, 2021, the Company had current and long-term lease receivables of $1,068 and $37,812, respectively, recorded in Prepaid and other current assets and Other non‑current assets, respectively, in the Consolidated Balance Sheets related to sales-type leases.
As of September 30, 2021, the maturities of the Company’s sales type lease receivables are as follows:

Fiscal year
2022	$1,068
2023	2,836
2024	2,836
2025	2,836
2026	2,836
Thereafter	26,468
Total	$38,880
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
The following summarizes the Company’s outstanding letters of credit and surety bonds as of September 30, 2021 and September 30, 2020, respectively.

	September 30, 2021	September 30, 2020
Revolving credit capacity	$60,000	$45,000
Letters of credit outstanding	10,112	12,963
Remaining revolving credit capacity	$49,888	$32,037

Surety capacity	$250,000	$230,000
Surety issuances	147,845	152,990
Remaining surety available	$102,155	$77,010

The longest maturity date of letters of credit and surety bonds in effect as of September 30, 2021 was March 20, 2030.
Litigation
From time to time, as a normal incident of the nature and kind of business in which the Company is engaged, various claims or charges are asserted and litigation commenced against it arising from or related to product liability; personal injury; trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; breach of warranty; or environmental matters. Claimed amounts may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. While it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed or decided unfavorably, the Company does not expect that any asserted or un-asserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on the results of operations, or financial condition. During the year ended September 30, 2021, the Company reached a proposed settlement of securities litigation for $16,650 all of which was covered and paid by insurance. See Part I, Item 3, “Legal Proceedings,” for additional information regarding legal proceedings in which the Company is engaged.
23. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	September 30, 2021	September 30, 2020
Salaries, wages, and other benefits	$79,110	$67,766
Obligation under operating leases	13,316	12,767
Obligation under finance leases	12,093	11,362
Third party commissions	10,031	9,270
Taxes, other than income	4,575	5,316
Insurance liabilities	3,720	3,954
Provisions for litigation	2,938	2,580
Fair value of liability derivatives	554	4,716
Severance payments	304	970
Earn-outs related to acquisitions	150	295
Other	33,576	24,393
	$160,367	$143,389
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
Applied Product Technologies is focused on developing product platforms to be sold primarily through third party channels. This segment primarily engages in indirect sales through independent sales representatives, distributors, and aftermarket channels. Applied Product Technologies provides a range of highly differentiated and scalable products and technologies specified by global water treatment designers, OEMs, engineering firms, and integrators. Key offerings within this segment include filtration and separation, disinfection, wastewater solutions, anode and electrochlorination technology, and aquatics technologies and solutions for the global recreational and commercial pool market.
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
The tables below provide segment information for the periods presented and a reconciliation to total consolidated information:

	Year Ended September 30,
	2021	2020	2019
Total sales
Integrated Solutions and Services	$980,852	$954,542	$919,985
Applied Product Technologies	588,080	559,635	631,332
Total sales	$1,568,932	$1,514,177	$1,551,317
Intersegment sales
Integrated Solutions and Services	$20,966	$10,360	$9,151
Applied Product Technologies	83,537	74,361	97,725
Total intersegment sales	$104,503	$84,721	$106,876
Sales to external customers
Integrated Solutions and Services	$959,886	$944,182	$910,834
Applied Product Technologies	504,543	485,274	533,607
Total sales	$1,464,429	$1,429,456	$1,444,441
Income from operations
Integrated Solutions and Services	$147,251	$145,655	$148,593
Applied Product Technologies	82,891	134,258	69,377
Corporate	(130,825)	(111,465)	(158,298)
Total income from operations	$99,317	$168,448	$59,672
Interest expense	(37,575)	(46,682)	(58,556)
Income before income taxes	$61,742	$121,766	$1,116
Income tax expense	(10,080)	(7,371)	(9,587)
Net income (loss)	$51,662	$114,395	$(8,471)
Depreciation and amortization
Integrated Solutions and Services	$70,585	$67,489	$57,217
Applied Product Technologies	14,423	14,226	17,675
Corporate	28,656	25,553	23,344
Total depreciation and amortization	$113,664	$107,268	$98,236
Capital expenditures
Integrated Solutions and Services	$60,407	$75,551	$73,656
Applied Product Technologies	6,955	6,237	7,589
Corporate	7,931	6,668	7,624
Total Capital expenditures	$75,293	$88,456	$88,869

	September 30, 2021	September 30, 2020
Assets
Integrated Solutions and Services	$887,265	$835,307
Applied Product Technologies	656,362	598,701
Corporate	325,264	410,450
Total assets	$1,868,891	$1,844,458
Goodwill
Integrated Solutions and Services	$233,830	$224,381
Applied Product Technologies	173,546	172,824
Total goodwill	$407,376	$397,205
25. Earnings Per Share
The following table sets forth the computation of basic and diluted income from continuing operations per common share:

	Year Ended September 30,
(In thousands, except per share data)	2021	2020	2019
Numerator:
Net income (loss) attributable to Evoqua Water Technologies Corp.	$51,482	$113,649	$(9,523)
Denominator:
Denominator for basic net income per common share—weighted average shares	119,575	116,721	114,703
Effect of dilutive securities:
Share‑based compensation	3,368	4,342	—
Denominator for diluted net loss per common share—adjusted weighted average shares	122,943	121,063	114,703
Basic income (loss) per common share	$0.43	$0.97	$(0.08)
Diluted income (loss) per common share	$0.42	$0.94	$(0.08)
Since the Company was in a net loss position for the year ended September 30, 2019, there was no difference between the number of shares used to calculate basic and diluted loss per share. Because of their anti-dilutive effect, 1,784 and 2,512 common share equivalents, comprised of employee stock options, have been excluded from the diluted EPS calculation for the years ended September 30, 2021 and 2020, respectively.
26. Subsequent Events
None.

Evoqua Water Technologies Corp.
Supplementary Financial Information

SCHEDULE I-Evoqua Water Technologies Corp.
(Parent company only)
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2021	September 30, 2020
ASSETS
Current assets	$51,777	$10,871
Due from affiliates	39,982	5,821
Cash and cash equivalents	11,681	4,972
Prepaid and other current assets	114	78
Investment in affiliate	517,479	489,745
Total assets	$569,256	$500,616
LIABILITIES AND EQUITY
Due to affiliates	—	—
Total liabilities	$—	$—

Common stock, par value $0.01: authorized 1,000,000 shares; issued 122,173 shares, outstanding 120,509 at September 30, 2021; issued 119,486 shares, outstanding 117,291 at September 30, 2020	1,223	1,189
Treasury stock: 1,664 shares at September 30, 2021 and 2,195 shares at September 30, 2020	(2,837)	(2,837)
Additional paid‑in capital	582,052	564,928
Retained deficit	(11,182)	(62,664)
Total shareholders’ equity	$569,256	$500,616
Total liabilities and shareholder’s equity	$569,256	$500,616

SCHEDULE I-Evoqua Water Technologies Corp.
(Parent company only)
Condensed Statements of Operations
(In thousands)

	Year Ended September 30,
	2021	2020	2019
Other operating (expense) income	$(1,073)	$16	$73
General and administrative expense	(426)	(476)	(303)
Net income (loss) of subsidiaries	52,981	114,109	(9,293)
Income (loss) before taxes	51,482	113,649	(9,523)
Benefit for income taxes	—	—	—
Net income (loss)	$51,482	$113,649	$(9,523)

SCHEDULE 1-Evoqua Water Technologies Corp.
Condensed Statements of Changes in Cash Flows
(Parent company only)
(In thousands)

	Year Ended September 30,
	2021	2020	2019
Operating activities
Net income (loss)	$51,482	$113,649	$(9,523)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Net (income) loss of subsidiaries	(52,981)	(114,109)	9,293
Foreign currency exchange gains on intercompany loans	—	(15)	—
Changes in assets and liabilities
Due from affiliates	(11,638)	5,842	—
Due to affiliates	—	(9,747)	1,343
Accrued expenses	—	160	—
Prepaids and other current assets	(36)	(24)	(161)
Net cash (used in) provided by operating activities	$(13,173)	$(4,244)	$952
Investing activities
Contributed capital	$—	$—	$—
Net cash used in investing activities	$—	$—	$—
Financing activities
Proceeds from issuance of common stock	$21,205	$18,927	$363
Taxes paid related to net share settlements of share-based compensation awards	(1,323)	(9,832)	(1,270)
Net cash provided by (used in) financing activities	$19,882	$9,095	$(907)
Change in cash and cash equivalents	$6,709	$4,851	$45
Cash and cash equivalents
Beginning of period	4,972	121	76
End of period	$11,681	$4,972	$121

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
2. Guarantees and Restrictions
On April 1, 2021, EWT Holdings III Corp. (“EWT III”), a subsidiary of the Company, entered into a Credit Agreement (the “2021 Credit Agreement”) among EWT III, as borrower, EWT Holdings II Corp. (“EWT II”), as parent guarantor, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and ING Capital, LLC, as sustainability coordinator. The 2021 Credit Agreement provides for a multi-currency senior secured revolving credit facility in an aggregate principal amount not to exceed the U.S. dollar equivalent of $350,000 (the “2021 Revolving Credit Facility”) and a discounted senior secured term (the “2021 Term Loan”) in the amount of $475,000 (together with the 2021 Revolving Credit Facility, the “Senior Facilities”). The Senior Facilities are guaranteed by EWT II and certain existing and future direct or indirect wholly-owned domestic subsidiaries of EWT III (together with EWT III, collectively, the “Loan Parties”), and collateralized by a first lien on substantially all of the assets of the Loan Parties, with certain exceptions. In connection with entering into the 2021 Credit Agreement, on April 1, 2021, EWT III repaid all outstanding indebtedness under the 2014 Credit Agreement and terminated that facility.
As of September 30, 2021, EWT III had $511,105 collectively of debt outstanding under the Senior Facilities. Under the terms of the credit agreements governing the Company’s senior secured credit facilities, EWT II has guaranteed the payment of all principal and interest. In the event of a default under our senior secured credit facilities, certain of the Company’s subsidiaries will be directly liable to the debt holders. The 2021 Term Loan matures on April 1, 2028. Subject to the terms of the 2021 Credit Agreement, to the extent not previously paid, any amount owed under the 2021 Revolving Credit Facility will become due and payable in full on April 1, 2026. The credit agreements governing the Company’s senior secured credit facilities also include restrictions on the ability of the Company and its subsidiaries to (i) incur additional indebtedness and liens in connection therewith; (ii) pay dividends and make certain other restricted payments; (iii) effect mergers or consolidations; (iv) enter into transactions with affiliates; (v) sell or dispose of property or assets; and (vi) engage in unrelated lines of business.
3. Dividends from Subsidiaries
There were no cash dividends paid to Evoqua Water Technologies Corp. from the Company’s consolidated subsidiaries of each of the periods ended September 30, 2021, 2020 and 2019.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

The Company completed its acquisition of WCSI on April 1, 2021 and has not yet included WCSI in its assessment of the effectiveness of its internal control over financial reporting. The Company is currently integrating WCSI into its operations, compliance programs and internal control processes. Accordingly, pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include WCSI. WCSI constituted approximately 0.7% of the Company’s total assets as of September 30, 2021, and approximately 0.3% of the Company’s net sales for the fiscal year ended September 30, 2021.

Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company completed its acquisition of WCSI on April 1, 2021 and has not yet included WCSI in its assessment of the effectiveness of its internal control over financial reporting. The Company is currently integrating WCSI into its operations, compliance programs and internal control processes. Accordingly, pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include WCSI. WCSI constituted approximately 0.7% of the Company’s total assets as of September 30, 2021, and approximately 0.3% of the Company’s net sales for the fiscal year ended September 30, 2021.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2021.

Management has concluded that our consolidated financial statements included in this Annual Report fairly represent, in all material respects, the financial position, results of operations and cash flows as of, and for, the periods presented in this Annual Report, in conformity with U.S. generally accepted accounting principles. Ernst & Young LLP, the registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on the effectiveness of our internal control over financial reporting and an unqualified opinion on our financial statements, which is included in Item 8 of this Annual Report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth under the headings “Our Board of Directors,” “Our Executive Officers,” and “Corporate Governance—Standing Board Committees—Purpose and Function of the Audit Committee” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2021 and is incorporated herein by reference.

Evoqua has adopted a code of ethics applicable to all of our directors, officers (including our principal executive officer, principal financial officer, and principal accounting officer) and employees, known as the Code of Ethics and Business Conduct. The Code of Ethics and Business Conduct is available on our website at https://aqua.evoqua.com/governance/governance-documents/default.aspx. In the event that we amend or waive certain provisions of the Code of Ethics and Business Conduct applicable to our principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we will disclose the same on our website.

Item 11. Executive Compensation

The information required by this Item is set forth under the headings “Director Compensation,” “Executive Compensation” and “Corporate Governance—Standing Board Committees—Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2021 and is incorporated herein by reference. The information incorporated herein by reference to the section “Report of the Compensation Committee of the Board” under the heading “Executive Compensation” is deemed furnished hereunder.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2021 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the headings “Board Composition and Board Development-Director Independence” and “Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2021 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is set forth under the headings “Independent Registered Public Accounting Firm’s Fees and Services” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2021 and is incorporated herein by reference.

Part IV

Item 15.    Exhibit and Financial Statement Schedules
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

4.2
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (File No. 001-38272)).

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

10.3	*
First Amendment to the Receivables Financing Agreement among Evoqua Finance LLC, as borrower, Evoqua Water Technologies LLC, as initial servicer, and PNC Bank, National Association, as lender and administrative agent.

10.4	*
Second Amendment to the Receivables Financing Agreement among Evoqua Finance LLC, as borrower, Evoqua Water Technologies LLC, as initial servicer, and PNC Bank, National Association, as lender and administrative agent.

10.5
Third Amendment to the Receivables Financing Agreement among Evoqua Finance LLC, as borrower, Evoqua Water Technologies LLC, as initial servicer, and PNC Bank, National Association, as lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 11, 2021 (File No. 001-38272)).

10.6
Sale and Contribution Agreement among Evoqua Finance LLC, as the purchaser, Evoqua Water Technologies LLC, as initial servicer and as an originator, and Neptune Benson, Inc., as an originator, dated April 1, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on April 1, 2021 (File No. 001-38272)).

10.7
First Amendment to the Sale and Contribution Agreement among Evoqua Finance LLC, as buyer, Evoqua Water Technologies LLC, as initial servicer and an originator, and Neptune Benson, Inc., as an originator (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on August 11, 2021 (File No. 001-38272)).

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

10.11	†
Amended & Restated Employment Agreement, by and between Ronald Keating and the Company, dated November 25, 2019 (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K filed on November 25, 2019 (File No. 001-38272)).

10.12	†
Amended & Restated Employment Agreement, by and between Benedict J. Stas and the Company, dated November 25, 2019 (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed on November 25, 2019 (File No. 001-38272)).

10.13	†
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

10.23	†
Employment Agreement, by and between Hervé Fages and the Company, dated January 31, 2019 (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K filed on November 25, 2019 (File No. 001-38272)).

10.24
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

10.26	†
Form of Restricted Stock Unit Agreement under the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (Employee Form) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on April 4, 2018 (File No. 001-38272)).

10.27	†	Form of Amendment to Employment Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 22, 2018 (File No. 001-38272)).
10.28	†*	Evoqua Water Technologies Corp. Amended and Restated Non-Employee Director Compensation Policy (adopted August 16, 2021).
10.29	†
Form of Nonqualified Stock Option Award Agreement under Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 10, 2019 (File No. 001-38272)).

10.30	†
Form of Restricted Stock Unit Award Agreement under the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on May 10, 2019 (File No. 001-38272)).

10.31	†
Form of Restricted Stock Unit Award Agreement under the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (RSUs Received in Connection with AIP Payment) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 6, 2019 (File No. 001-38272)).

10.32	†	Amended and Restated Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 6, 2020 (File No. 001-38272)).
10.33	†*	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan.
10.34	†	Form of Special Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 19, 2021 (File No. 001-38272)).
10.35	†	Form of Special Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on May 19, 2021 (File No. 001-38272)).
21.1	*	List of subsidiaries of Evoqua Water Technologies Corp.

23.1	*	Consent of Ernst & Young.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 10.1)
†    Indicates a management contract or compensatory plan or arrangement.
*    Filed herewith.
**    Furnished herewith.

Item 16.    Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOQUA WATER TECHNOLOGIES CORP.

November 17, 2021	/s/ RONALD C. KEATING
	By:	Ronald C. Keating
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ronald C. Keating	Chief Executive Officer and Director (Principal Executive Officer)	November 17, 2021
Ronald C. Keating

/s/ Benedict J. Stas	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 17, 2021
Benedict J. Stas

/s/ Gary A. Cappeline	Chairman of the Board and Director	November 17, 2021
Gary A. Cappeline

/s/ Nick Bhambri	Director	November 17, 2021
Nick Bhambri

/s/ Sherrese Clarke Soares	Director	November 17, 2021
Sherrese Clarke Soares

/s/ Lisa Glatch	Director	November 17, 2021
Lisa Glatch

/s/ Judd A. Gregg	Director	November 17, 2021
Judd A. Gregg

/s/ Brian R. Hoesterey	Director	November 17, 2021
Brian R. Hoesterey

/s/ Martin J. Lamb	Director	November 17, 2021
Martin J. Lamb

/s/ Lynn C. Swann	Director	November 17, 2021
Lynn C. Swann

/s/ Peter M. Wilver	Director	November 17, 2021
Peter M. Wilver