Form 10-Q
period 2021-12-31
Evoqua Water Technologies Corp.
filed 2022-02-01
CIK 1604643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended
December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There were 120,850,046 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of January 28, 2022.

EVOQUA WATER TECHNOLOGIES CORP.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report”) contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward‑looking statements by our use of forward‑looking terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “plan,” “progress,” “potential,” “predict,” “projection,” “seek,” “should,” “will,” or “would,” or the negative thereof, or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance, statements regarding our restructuring actions and expected restructuring charges and cost savings, statements regarding our cash requirements, working capital needs and expected capital expenditures, statements regarding our expectations for fiscal 2022, customer demand, supply chain challenges, material availability, price/cost, labor shortages, inflation, and general macroeconomic conditions, and statements related to the COVID-19 pandemic and its ongoing impact on our business contained in this Report are forward‑looking statements.
All of these forward‑looking statements are based on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward‑looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 17, 2021, and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report may cause our actual results, performance or achievements to differ materially from any future results, performance, or achievements expressed or implied by these forward‑looking statements or could affect our share price. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward‑looking statements include, among other things:
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
•our ability to continue to develop or acquire new products, services, and solutions that allow us to compete successfully in our markets;
•our ability to implement our growth strategy, including acquisitions, and our ability to identify suitable acquisition targets;
•our ability to operate or integrate any acquired businesses, assets, or product lines profitably;
•our ability to achieve the expected benefits of our restructuring actions;
•delays in enactment or repeals of environmental laws and regulations;
•the potential for us to become subject to claims relating to handling, storage, release, or disposal of hazardous materials;
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
•risks related to foreign, federal, state and local environmental, health and safety laws and other applicable laws and regulations and the costs associated therewith; and
•other risks and uncertainties, including those listed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as filed with the SEC on November 17, 2021, and in other filings we may make from time to time with the SEC.
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
Any forward‑looking statement that we make in this Report speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward‑looking statements, whether as a result of new information, future events, or otherwise, after the date of this Report.

Part I - Financial Information

Item 1. Financial Statements

Evoqua Water Technologies Corp.
Consolidated Balance Sheets
(In thousands)

	(Unaudited)
	December 31, 2021	September 30, 2021
ASSETS
Current assets	$681,902	$678,458
Cash and cash equivalents	152,525	146,244
Receivables, net	236,923	277,995
Inventories, net	174,271	158,503
Contract assets	84,982	72,746
Prepaid and other current assets	32,092	21,871
Income tax receivable	1,109	1,099
Property, plant, and equipment, net	373,073	374,988
Goodwill	407,521	407,376
Intangible assets, net	281,357	290,075
Deferred income taxes, net of valuation allowance	8,192	8,285
Operating lease right-of-use assets, net	43,474	45,521
Other non‑current assets	72,082	64,188
Total assets	$1,867,601	$1,868,891
LIABILITIES AND EQUITY
Current liabilities	$398,490	$405,989
Accounts payable	175,873	164,535
Current portion of debt, net of deferred financing fees and discounts	13,296	12,775
Contract liabilities	53,022	55,883
Product warranties	7,893	8,138
Accrued expenses and other liabilities	144,444	160,367
Income tax payable	3,962	4,291
Non‑current liabilities	$866,518	$880,683
Long-term debt, net of deferred financing fees and discounts	716,947	730,430
Product warranties	2,902	2,966
Obligation under operating leases	35,938	37,935
Other non‑current liabilities	94,029	92,909
Deferred income taxes	16,702	16,443
Total liabilities	$1,265,008	$1,286,672
Commitments and Contingent Liabilities (Note 19)
Shareholders’ equity
Common stock, par value $0.01: authorized 1,000,000 shares; issued 122,372 shares, outstanding 120,708 at December 31, 2021; issued 122,173 shares, outstanding 120,509 at September 30, 2021	$1,225	$1,223
Treasury stock: 1,664 shares at December 31, 2021 and 1,664 shares at September 30, 2021	(2,837)	(2,837)
Additional paid-in capital	588,077	582,052
Retained deficit	(5,195)	(11,182)
Accumulated other comprehensive income, net of tax	19,774	11,415
Total Evoqua Water Technologies Corp. equity	$601,044	$580,671
Non-controlling interest	1,549	1,548
Total shareholders’ equity	$602,593	$582,219
Total liabilities and shareholders’ equity	$1,867,601	$1,868,891
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended December 31,
	2021	2020
Revenue from product sales	$212,568	$180,015
Revenue from services	153,700	142,178
Revenue from product sales and services	$366,268	$322,193
Cost of product sales	(153,795)	(131,061)
Cost of services	(101,965)	(95,787)
Cost of product sales and services	$(255,760)	$(226,848)
Gross profit	$110,508	$95,345
General and administrative expense	(57,829)	(42,283)
Sales and marketing expense	(36,449)	(33,928)
Research and development expense	(3,452)	(3,123)
Total operating expenses	$(97,730)	$(79,334)
Other operating income	1,657	480
Other operating expense	(147)	(257)
Income before interest expense and income taxes	$14,288	$16,234
Interest expense	(6,579)	(8,673)
Income before income taxes	$7,709	$7,561
Income tax expense	(1,621)	(1,084)
Net income	$6,088	$6,477
Net income attributable to non‑controlling interest	101	44
Net income attributable to Evoqua Water Technologies Corp.	$5,987	$6,433
Basic income per common share	$0.05	$0.05
Diluted income per common share	$0.05	$0.05
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended December 31,
	2021	2020
Net income	$6,088	$6,477
Other comprehensive income (loss)
Foreign currency translation adjustments	1,609	(4,877)
Unrealized derivative gain on cash flow hedges, net of tax	6,581	1,002
Change in pension liability, net of tax	169	264
Total other comprehensive income (loss)	$8,359	$(3,611)
Less: Comprehensive income attributable to non‑controlling interest	(101)	(44)
Comprehensive income attributable to Evoqua Water Technologies Corp.	$14,346	$2,822
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Changes in Equity
(In thousands)

	Three Months Ended December 31, 2021
	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at September 30, 2021	122,173	$1,223	1,664	$(2,837)	$582,052	$(11,182)	$11,415	$1,548	$582,219
Equity based compensation expense	—	—	—	—	5,203	—	—	—	$5,203
Issuance of common stock, net	199	2	—	—	822	—	—	—	$824
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(100)	$(100)
Net income	—	—	—	—	—	5,987	—	101	$6,088
Other comprehensive income	—	—	—	—	—	—	8,359	—	$8,359
Balance at December 31, 2021	122,372	$1,225	1,664	$(2,837)	$588,077	$(5,195)	$19,774	$1,549	$602,593

	Three Months Ended December 31, 2020
	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at September 30, 2020	119,486	$1,189	2,195	$(2,837)	$564,928	$(62,664)	$(20,472)	$1,919	$482,063
Equity based compensation expense	—	—	—	—	3,019	—	—	—	$3,019
Issuance of common stock, net	1,264	13	1	—	14,250	—	—	—	$14,263
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(250)	$(250)
Net income	—	—	—	—	—	6,433	—	44	$6,477
Other comprehensive loss	—	—	—	—	—	—	(3,611)	—	$(3,611)
Balance at December 31, 2020	120,750	$1,202	2,196	$(2,837)	$582,197	$(56,231)	$(24,083)	$1,713	$501,961
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Changes in Cash Flows
(In thousands)

	Three Months Ended December 31,
	2021	2020
Operating activities
Net income	$6,088	$6,477
Reconciliation of net income to cash flows provided by operating activities:
Depreciation and amortization	28,640	27,391
Amortization of deferred financing fees (includes $0 and $0 write off of deferred financing fees)	467	526
Deferred income taxes	251	258
Share-based compensation	5,203	3,019
(Gain) loss on sale of property, plant, and equipment	(4)	19
Foreign currency exchange losses (gains) on intercompany loans and other non-cash items	1,502	(6,459)
Changes in assets and liabilities
Accounts receivable	41,309	18,083
Inventories	(16,021)	(11,551)
Contract assets	(12,189)	21,458
Prepaids and other current assets	(3,797)	(465)
Accounts payable	11,241	(12,652)
Accrued expenses and other liabilities	(16,953)	(24,701)
Contract liabilities	(2,887)	8,010
Income taxes	(338)	(1,271)
Other non‑current assets and liabilities	(6,132)	(4,873)
Net cash provided by operating activities	36,380	23,269
Investing activities
Purchase of property, plant, and equipment	(15,540)	(17,260)
Purchase of intangibles	(664)	(81)
Proceeds from sale of property, plant, and equipment	1,370	127
Acquisitions, net of cash received $0 and $0	—	(8,743)
Net cash used in investing activities	(14,834)	(25,957)
Financing activities
Issuance of debt, net of deferred issuance costs	5,949	7,805
Repayment of debt	(19,378)	(5,723)
Repayment of finance lease obligation	(3,174)	(3,821)
Proceeds from issuance of common stock	2,085	6,617
Taxes paid related to net share settlements of share-based compensation awards	(1,261)	(9)
Distribution to non‑controlling interest	(100)	(250)
Net cash (used in) provided by financing activities	(15,879)	4,619
Effect of exchange rate changes on cash	614	2,988
Change in cash and cash equivalents	6,281	4,919
Cash and cash equivalents
Beginning of period	146,244	193,001
End of period	$152,525	$197,920
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Supplemental Disclosure of Cash Flow Information
(In thousands)

	Three Months Ended December 31,
	2021	2020
Supplemental disclosure of cash flow information
Cash paid for taxes	$1,654	$1,334
Cash paid for interest	$5,706	$7,624
Non‑cash investing and financing activities
Finance lease transactions	$2,700	$5,484
Operating lease transactions	$1,152	$5,954
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Notes to Unaudited Consolidated Financial Statements
(In thousands, except per share data)
1. Description of the Company and Basis of Presentation
Background
Evoqua Water Technologies Corp. (referred to herein as the “Company” or “EWT”) is a holding company and does not conduct any business operations of its own. The Company was incorporated on October 7, 2013. On November 6, 2017, the Company completed its initial public offering (“IPO”).
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
The interim Unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. In our opinion, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. We consistently applied the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as filed with the SEC on November 17, 2021 (“2021 Annual Report”), in preparing these Unaudited Consolidated Financial Statements, with the exception of accounting standard updates described in Note 2, “Recent Accounting Pronouncements.” These Unaudited Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes included in our 2021 Annual Report. Certain prior period amounts have been reclassified to conform to the current period presentation.
Correction of Immaterial Errors
During the quarter ended March 31, 2021, the Company identified errors related to the reporting of tax remittances associated with certain equity awards, resulting in a classification error of $18,669 between additional paid in capital and accumulated other comprehensive loss. Management recorded the correction to additional paid in capital and accumulated other comprehensive balances during the quarter ended March 31, 2021. Management considered both the quantitative and qualitative factors within the provisions of SEC Staff Accounting Bulletin No. 99, Materiality, and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Based on evaluation of the errors, management has concluded that the prior period errors were immaterial to the previously issued financial statements. As a result of that classification error, management also identified a second, related immaterial classification error for the understatement of net cash provided by operating cash flows of $7,655 and an overstatement of net cash provided by financing activities of $7,655 for the period from October 1, 2020 to December 31, 2020. The Company has elected to voluntarily correct the identified immaterial classification error in the prior period Unaudited Consolidated Statements of Changes to Cash Flows to enhance comparability. In doing so, balances in the Unaudited Consolidated Statements of Changes to Cash Flows included in this Form 10-Q have been adjusted to reflect the voluntary immaterial classification error correction of $7,655 between financing and operating in the prior period.
The correction of the above classification errors did not have any effect on the Unaudited Consolidated Statements of Operations in any of the periods previously presented.
2. Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends Accounting Standards Codification (“ASC”) 805 to require an acquirer to, at the date of acquisition, recognize and measure contract assets and contract liabilities acquired in accordance with ASU 2014-9, Revenue from Contracts with Customers (Topic 606)(“Topic 606”), as if the entity had originated the contracts, rather than adjust them to fair value at the acquisition date. The guidance is effective for fiscal years beginning after December 15, 2022 and is to be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is currently assessing the impact of adoption on the Company’s Unaudited Consolidated Financial Statements and related disclosures.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and also issued subsequent amendments to the initial guidance (collectively, “Topic 848”). Topic 848 became effective immediately and expires on December 31, 2022. Topic 848 allows eligible contracts that are modified to be accounted for as a continuation of those contracts, permits companies to preserve their hedge accounting during the transition period and enables companies to make a one-time election to transfer or sell held-to-maturity debt securities that are affected by rate reform. Topic 848 provides optional expedients and exceptions for contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform if certain criteria are met. The Company is currently assessing the impact of adoption on the Company’s Unaudited Consolidated Financial Statements and related disclosures.
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
The following provides a summary of TWO’s balance sheet as of December 31, 2021 and September 30, 2021, and summarized financial information for the three months ended December 31, 2021 and 2020.

	December 31, 2021	September 30, 2021
Current assets (includes cash of $1,363 and $1,380)	$3,272	$3,202
Property, plant, and equipment	842	903
Goodwill	2,206	2,206
Total liabilities	(1,017)	(1,009)

	Three Months Ended December 31,
	2021	2020
Total revenue	$845	$834
Total operating expenses	(737)	(737)
Income from operations	$108	$97
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
In addition, the Company entered into an agreement to purchase the remaining 40% interest in Frontier on or prior to March 30, 2024. This agreement (a) gave holders of the remaining 40% interest in Frontier (the “Minority Owners”) the right to sell to Evoqua up to approximately 10% of the outstanding equity in Frontier at a predetermined price, which right was exercisable by the Minority Owners between January 1, 2021 and February 28, 2021 (the “Option”), and (b) obligates the Company to purchase and the Minority Owners to sell all of the Minority Owners’ remaining interest in Frontier at the fair market value at the time of sale on or prior to March 30, 2024 (the “Purchase Right”). The Purchase Right may be exercised early by the Minority Owners. The agreement to purchase the remaining interest was determined to be a financing due to the mandatory Purchase Right, as per ASC Topic 480, Distinguishing Liabilities From Equity, and as such, the Company recognized a liability for the remaining 40% interest. The Minority Owners exercised the Option, and on April 8, 2021, the Company completed the purchase of an additional 8% of the outstanding equity in Frontier for approximately $1,490. As a result, the Company’s ownership position in Frontier increased to 68%.
Additionally, the Company fully consolidates Frontier as a VIE under ASC Topic No. 810, Consolidation.
The following provides a summary of Frontier’s balance sheet as of December 31, 2021 and September 30, 2021, and summarized financial information for the three months ended December 31, 2021 and 2020.

	December 31, 2021	September 30, 2021
Current assets (includes cash of $4,790 and $2,095)	$11,795	$12,495
Property, plant, and equipment	2,050	2,113
Goodwill	1,798	1,798
Intangible assets, net	7,852	8,265
Total liabilities	(7,248)	(9,425)

	Three Months Ended December 31,
	2021	2020
Total revenue	$6,949	$770
Total operating expenses	(5,986)	(1,738)
Income (loss) from operations	$963	$(968)
4. Acquisitions
Acquisitions support the Company’s strategy of delivering a broad solutions portfolio with robust technology across multiple geographies and end markets. The Company continues to evaluate potential strategic acquisitions of businesses, assets and product lines and believes that capex-like, tuck-in acquisitions present a key opportunity within its overall growth strategy.

On December 20, 2021, the Company and its indirect wholly-owned subsidiaries Evoqua Water Technologies LLC (“EWT LLC”) and Evoqua Water Technologies Ltd. (together with EWT LLC, the “Buyer”) entered into an Asset Purchase Agreement (the “Agreement”) with Cantel Medical LLC, Mar Cor Purification, Inc., and certain of their affiliates (collectively, the “Sellers”), each wholly-owned subsidiaries of Steris plc, pursuant to which the Buyer agreed to acquire certain assets of the Sellers and assume certain liabilities of the Sellers that are owned or used or arise in connection with the global operation of the Sellers’ renal business (the “Mar Cor Business”) for an aggregate purchase price of $196,300 in cash at closing (the “Purchase Price”), subject to customary adjustments, including for working capital (the “Transaction”). The Transaction closed on January 3, 2022. See Note 23, “Subsequent Events” for further discussion. We utilized cash on hand and borrowed an additional $160,000 under our 2021 Revolving Credit Facility (as defined below) to fund the transaction.
The Purchase Price includes a $12,300 earn out, which is being held in escrow and will be paid, pro rata, to the Sellers if the Mar Cor Business meets certain sales performance goals (the “Earn Out”). Any portion of the Earn Out not paid to the Sellers during the first year following closing of the Transaction will be returned to the Buyer. In addition, approximately $12,965 of the Purchase Price was placed into an escrow account, of which $9,815 is to secure general indemnification claims against the Sellers and $3,150 is for net working capital adjustments. During the three months ended December 31, 2021, the Company incurred approximately $1,062 in acquisition costs, which are included in General and administrative expense on the Unaudited Consolidated Statements of Operations.
5. Revenue
Performance Obligations
The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations if the product has an alternative use and the Company does not have an enforceable right to payment for the performance completed to date, including a normal profit margin, in the event of termination for convenience. The Company maintains a backlog of confirmed orders, which totaled approximately $263,098 at December 31, 2021. This backlog represents the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that the majority of these performance obligations will be satisfied within the next twelve to twenty-four months.
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
Information regarding the source of revenue:

	Three Months Ended December 31,
	2021	2020
Revenue from contracts with customers recognized under Topic 606	$317,771	$285,188
Other(1)	48,497	37,005
Total	$366,268	$322,193
(1)     Other revenue relates to revenue recognized pursuant to ASU 2016-02, Leases (Topic 842), primarily attributable to long term rentals.

Information regarding revenue disaggregated by source of revenue and segment is as follows:

	Three Months Ended December 31,
	2021	2020
Integrated Solutions and Services
Revenue from capital projects	$67,102	$50,626
Revenue from aftermarket	29,298	27,146
Revenue from service	148,646	136,945
Total	$245,046	$214,717
Applied Product Technologies
Revenue from capital projects	$83,884	$76,889
Revenue from aftermarket	32,284	25,354
Revenue from service	5,054	5,233
Total	$121,222	$107,476
Total Revenue
Revenue from capital projects	$150,986	$127,515
Revenue from aftermarket	61,582	52,500
Revenue from service	153,700	142,178
Total	$366,268	$322,193

Information regarding revenue disaggregated by geographic area is as follows:

	Three Months Ended December 31,
	2021	2020
United States	$294,708	$264,131
Asia	30,905	22,605
Europe	25,629	21,285
Canada	12,661	11,179
Australia	2,365	2,993
Total	$366,268	$322,193
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

The tables below provide a roll-forward of contract assets and contract liabilities balances for the periods presented:

	Three Months Ended December 31,
Contract assets(a)	2021	2020
Balance at beginning of period	$72,746	$80,759
Recognized in current period	120,387	66,885
Reclassified to accounts receivable	(108,684)	(88,560)
Foreign currency	533	741
Balance at end of period	$84,982	$59,825
(a)     Excludes receivable balances which are disclosed on the Consolidated Balance Sheets.

	Three Months Ended December 31,
Contract Liabilities	2021	2020
Balance at beginning of period	$55,883	$26,259
Recognized in current period	100,017	96,230
Amounts in beginning balance reclassified to revenue	(43,266)	(24,895)
Current period amounts reclassified to revenue	(59,653)	(62,730)
Foreign currency	41	(419)
Balance at end of period	$53,022	$34,445
6. Fair Value Measurements
As of December 31, 2021 and September 30, 2021, the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximated carrying values due to the short maturity of these items.
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
The following table presents the Company’s financial assets and liabilities at fair value. The fair values related to the pension plan assets are determined using net asset value (“NAV”) as a practical expedient, or by information categorized in the fair value hierarchy level based on the inputs used to determine fair value. The reported carrying amounts of deferred compensation plan assets and liabilities and debt approximate their fair values. The Company uses interest rates and other relevant information generated by market transactions involving similar instruments to measure the fair value of these assets and liabilities, therefore all are classified as Level 2 within the valuation hierarchy.

	Net Asset Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2021
Assets:
Pension plan
Cash	$—	$756	$—	$—
Global Multi-Asset Fund	15,093	—	—	—
Government Securities	2,494	—	—	—
Liability Driven Investment	6,201	—	—	—
Guernsey Unit Trust	2,493	—	—	—
Global Absolute Return	2,221	—	—	—
Deferred compensation plan assets
Cash	—	1,235	—	—
Mutual Funds	—	17,769	—	—
Total return swaps—deferred compensation	—	—	55	—
Interest rate swaps	—	—	9,469	—
Foreign currency forward contracts	—	—	19	—
Commodity swaps	—	—	1	—
Liabilities:
Pension plan	—	—	(45,394)	—
Deferred compensation plan liabilities	—	—	(25,331)	—
Long‑term debt	—	—	(738,585)	—
Interest rate swaps	—	—	(156)	—
Foreign currency forward contracts	—	—	(29)	—
Earn-outs related to acquisitions	—	—	—	(50)
Purchase Right	—	—	—	(8,305)

	Net Asset Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2021
Assets:
Pension plan
Cash	$—	$831	$—	$—
Global Multi-Asset Fund	15,244	—	—	—
Government Securities	5,158	—	—	—
Liability Driven Investment	2,793	—	—	—
Guernsey Unit Trust	2,387	—	—	—
Global Absolute Return	2,225	—	—	—
Deferred compensation plan assets
Cash	—	1,251	—	—
Mutual Funds	—	17,806	—	—
Interest rate swaps	—	—	3,127	—
Foreign currency forward contracts	—	—	24	—
Liabilities:
Pension plan	—	—	(46,013)	—
Deferred compensation plan liabilities	—	—	(24,382)	—
Total return swaps—deferred compensation	—	—	(130)	—
Long‑term debt	—	—	(752,988)	—
Interest rate swaps	—	—	(303)	—
Foreign currency forward contracts	—	—	(102)	—
Commodity swaps	—	—	(19)	—
Earn-outs related to acquisitions	—	—	—	(150)
Purchase Right	—	—	—	(8,305)
The pension plan assets and liabilities and deferred compensation plan assets and liabilities are included in Other non‑current assets and Other non‑current liabilities at December 31, 2021 and September 30, 2021. The unrealized gain on mutual funds was $641 at December 31, 2021.
The Company records contingent consideration arrangements at fair value on a recurring basis, and the associated balances presented as of December 31, 2021 and September 30, 2021 are earn-outs related to acquisitions. The fair value of earn-outs related to acquisitions is based on significant unobservable inputs including the achievement of certain performance metrics. Significant changes in these inputs would result in corresponding increases or decreases in the fair value of the earn-out each period until the related contingency has been resolved. Changes in the fair value of the contingent consideration obligations can result from adjustments in the probability of achieving future development steps, sales targets and profitability and are recorded in General and administrative expenses in the Unaudited Consolidated Statements of Operations. During the three months ended December 31, 2021, the Company recorded a decrease in the fair value of the earn-out liability related to the prior year acquisition of Water Consulting Specialists, Inc. (“WCSI”) for $100. As of December 31, 2021 and September 30, 2021, earn-outs related to acquisitions totaled $50 and $150, respectively, and are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.
The Company has a liability recorded for the Purchase Right to purchase the remaining 32% interest of Frontier. The fair value of this right is based upon significant unobservable inputs including future earnings and other market factors. Significant changes in these inputs would result in corresponding increases or decreases in the fair value of this right each period until the purchase of the remaining interest has occurred. Changes in the fair value can result from earnings achieved over the passage of time and will be recorded in Interest expense in the Unaudited Consolidated Statements of Operations. There were no changes in the fair value of the Purchase Right recorded during the three months ended December 31, 2021. As of December 31, 2021 and September 30, 2021, $8,305 is included in Other non‑current liabilities related to the Purchase Right on the Consolidated Balance Sheets.
7. Accounts Receivable
Accounts receivable are summarized as follows:

	December 31, 2021	September 30, 2021
Accounts receivable	$242,699	$282,819
Allowance for credit losses	(5,776)	(4,824)
Receivables, net	$236,923	$277,995
The movement in the allowance for credit losses was as follows for the three months ended December 31, 2021:

Balance at September 30, 2021	$(4,824)
Charged to costs and expenses	(852)
Write-offs	30
Foreign currency and other	(130)
Balance at December 31, 2021	$(5,776)
8. Inventories
The major classes of Inventories, net are as follows:

	December 31, 2021	September 30, 2021
Raw materials and supplies	$93,271	$86,469
Work in progress	23,669	19,842
Finished goods and products held for resale	64,094	59,624
Costs of unbilled projects	2,887	2,277
Reserves for excess and obsolete	(9,650)	(9,709)
Inventories, net	$174,271	$158,503

9. Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	December 31, 2021	September 30, 2021
Machinery and equipment	$388,303	$388,352
Rental equipment	237,604	246,257
Land and buildings	69,522	70,048
Construction in process	64,310	59,737
	759,739	764,394
Less: accumulated depreciation	(386,666)	(389,406)
Property, plant, and equipment, net	$373,073	$374,988
The Company entered into secured financing agreements that require providing a security interest in specified equipment. As of December 31, 2021 and September 30, 2021, the gross and net amounts of those assets are as follows:

	December 31, 2021		September 30, 2021
	Gross	Net	Gross	Net
Machinery and equipment	$73,749	$55,641	$73,632	$57,036
Construction in process	22,164	22,164	30,504	30,504
	$95,913	$77,805	$104,136	$87,540
Depreciation expense and maintenance and repairs expense for the three months ended December 31, 2021 and 2020 were as follows:

	Three Months Ended December 31,
	2021	2020
Depreciation expense	$19,320	$18,511
Maintenance and repair expense	6,119	5,208
10. Goodwill
Changes in the carrying amount of goodwill are as follows:

	Integrated Solutions and Services	Applied Product Technologies	Total
Balance at September 30, 2021	$233,830	$173,546	$407,376
Foreign currency translation	222	(77)	145
Balance at December 31, 2021	$234,052	$173,469	$407,521
As of December 31, 2021 and September 30, 2021, $159,645 and $159,730, respectively, of goodwill was deductible for tax purposes.

11. Debt
Long‑term debt, including accrued interest, consists of the following:

	December 31, 2021	September 30, 2021
2021 Term Loan, due April 1, 2028 (1)	$472,650	$473,837
2021 Revolving Credit Facility, due April 1, 2026 (2)	27,269	37,268
Securitization Facility, due April 1, 2024 (3)	144,168	150,061
Equipment Financing, due September 30, 2023 to July 5, 2029, interest rates ranging from 3.13% to 8.07%	97,081	93,375
Notes Payable, due July 31, 2023	347	402
Total debt	741,515	754,943
Less unamortized deferred financing fees	(11,272)	(11,738)
Total net debt	730,243	743,205
Less current portion	(13,296)	(12,775)
Total long‑term debt	$716,947	$730,430
(1)The interest rate on the 2021 Term Loan was 2.63% as of December 31, 2021, comprised of 0.13% LIBOR plus the 2.50% spread. Includes accrued interest of $25 at both December 31, 2021 and September 30, 2021.
(2)The interest rate on the 2021 Revolving Credit Facility was 2.33% as of December 31, 2021, comprised of 0.13% LIBOR plus the 2.20% spread. During the three months ended December 31, 2021, the spread on the 2021 Revolving Credit Facility was reduced from 2.25% at September 30, 2021 as a result of a Sustainability Pricing Adjustment per the 2021 Credit Agreement. Includes accrued interest of $269 and $268, at December 31, 2021 and September 30, 2021, respectively.
(3)The interest rate on the Securitization Facility was 1.35% as of December 31, 2021, comprised of 0.10% LIBOR plus the 1.25% spread. Includes accrued interest of $68 and $61 at December 31, 2021 and September 30, 2021, respectively.

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

The 2021 Credit Agreement contains customary representations, warranties, affirmative covenants, and negative covenants, including, among other things, a springing maximum first lien leverage ratio of 5.55 to 1.00. The Company did not exceed this ratio during the three months ended December 31, 2021, does not anticipate exceeding this ratio during the year ending September 30, 2022, and therefore does not anticipate any additional repayments during the year ending September 30, 2022.
The following table summarizes the amount of the Company’s outstanding borrowings and outstanding letters of credit under the 2021 Revolving Credit Facility as of December 31, 2021 and September 30, 2021.

	December 31, 2021	September 30, 2021
Borrowing availability	$350,000	$350,000
Outstanding borrowings	27,000	37,000
Outstanding letters of credit	9,828	10,112
Unused amounts	$313,172	$302,888
Receivables Securitization Program
On April 1, 2021, Evoqua Finance LLC (“Evoqua Finance”), an indirect wholly-owned subsidiary of the Company, entered into an accounts receivable securitization program (the “Receivables Securitization Program”) consisting of, among other agreements, (i) a Receivables Financing Agreement (the “Receivables Financing Agreement”) among Evoqua Finance, as the borrower, the lenders from time to time party thereto (the “Receivables Financing Lenders”), PNC Bank, National Association (“PNC Bank”), as administrative agent, EWT LLC, as initial servicer, and PNC Capital Markets LLC (“PNC Markets”), as structuring agent, pursuant to which the lenders have made available to Evoqua Finance a receivables finance facility (the “Securitization Facility”) in an amount up to $150,000 and (ii) a Sale and Contribution Agreement (the “Sale Agreement”) among Evoqua Finance, as purchaser, EWT LLC, as initial servicer and as an originator, and Neptune Benson, Inc., an indirectly wholly-owned subsidiary of the Company, as an originator (together with EWT LLC, the “Originators”).
The Receivables Securitization Program contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the Receivables being sold by the Originators and securing the loans made by the Receivables Financing Lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. The Company was in compliance with all covenants during the three months ended December 31, 2021, does not anticipate becoming noncompliant during the year ending September 30, 2022, and therefore does not anticipate any additional repayments during the year ending September 30, 2022.

Equipment Financings
During the three months ended December 31, 2021, the Company completed the following equipment financings:

Date Entered	Due	Interest Rate at 12/31/2021	Principal Amount
December 30, 2021	December 30, 2028	3.94%	$2,207
December 23, 2021	July 31, 2029(1)	4.75%	3,742
			$5,949
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
Deferred Financing Fees and Discounts
Deferred financing fees and discounts related to the Company’s long-term debt were included as a contra liability to debt on the Consolidated Balance Sheets as follows:

	December 31, 2021	September 30, 2021
Current portion of deferred financing fees and discounts(1)	$(1,876)	$(1,866)
Long-term portion of deferred financing fees and discounts(2)	(9,396)	(9,872)
Total deferred financing fees and discounts	$(11,272)	$(11,738)
(1)Included in Current portion of debt, net of deferred financing fees and discounts on the Consolidated Balance Sheets.
(2)Included in Long-term debt, net of deferred financing fees and discounts on the Consolidated Balance Sheets.
Amortization of deferred financing fees and discounts included in interest expense was $467 and $526 for the three months ended December 31, 2021 and 2020, respectively.
Repayment Schedule
Aggregate maturities of all long‑term debt, including current portion of long‑term debt and excluding finance lease obligations as of December 31, 2021, are presented below:

Fiscal Year
Remainder of 2022	$11,236
2023	16,062
2024	158,712
2025	16,162
2026	19,438
Thereafter	519,905
Total	$741,515

12. Derivative Financial Instruments
Interest Rate Risk Management
The Company is subject to market risk exposure arising from changes in interest rates on the senior secured credit facilities as well as variable rate equipment financings, which bear interest at rates that are indexed against LIBOR. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to mitigate its exposure to rising interest rates. As of December 31, 2021, the notional amount of the Company’s interest rate swaps was $531,000.
Foreign Currency Risk Management
The Company’s functional currency is the U.S. dollar. By operating internationally, the Company is subject to foreign currency translation risk associated with converting the foreign operations’ financial statements into U.S. dollars transactions denominated in currencies other than the U.S. dollar (“foreign currencies”). The Company is also subject to currency risk from transactions denominated in foreign currencies. To mitigate cross-currency transaction risk, the Company analyzes significant exposures where it has receipts or payments in a currency other than the functional currency of its operations, and from time to time may strategically enter into short-term foreign currency forward contracts to lock in some or all of the cash flows associated with these transactions. The Company uses foreign currency derivative contracts in order to manage the effect of exchange fluctuations on forecasted sales and purchases that are denominated in foreign currencies. To mitigate the impact of foreign exchange rate risk, the Company entered into a series of forward contracts designated as cash flow hedges. As of December 31, 2021, the notional amount of the forward contracts was $5,494.

Equity Price Risk Management
The Company is exposed to variability in compensation charges related to certain deferred compensation obligations to employees. Equity price movements affect the compensation expense as certain investments made by the Company’s employees in the deferred compensation plan are revalued. Although not designated as accounting hedges, the Company utilizes derivatives such as total return swaps to economically hedge this exposure and offset the related compensation expense. As of December 31, 2021, the notional amount of the total return swaps was $6,519.
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
Derivatives Designated as Cash Flow Hedges
The following represents the fair value recorded for derivatives designated as cash flow hedges for the periods presented:

		Asset Derivatives
	Balance Sheet Location	December 31, 2021	September 30, 2021
Interest rate swaps	Prepaid and other current assets	$9,469	$3,127
Foreign currency forward contracts	Prepaid and other current assets	5	6
Commodity swaps	Prepaid and other current assets	1	—

		Liability Derivatives
	Balance Sheet Location	December 31, 2021	September 30, 2021
Interest rate swaps	Accrued expenses and other current liabilities	$156	$303
Foreign currency forward contracts	Accrued expenses and other current liabilities	29	102
Commodity swaps	Accrued expenses and other current liabilities	—	19
The following represents the amount of gain (loss) recognized in Accumulated other comprehensive income (loss) (“AOCI”) (net of tax) during the periods presented:

	Three Months Ended December 31,
	2021	2020
Interest rate swaps	$5,871	$457
Foreign currency forward contracts	(18)	3
Commodity swaps	20	—
	$5,873	$460
The following represents the amount of (loss) gain reclassified from AOCI into earnings during the periods presented:

	Three Months Ended December 31,
Location of (Loss) Gain	2021	2020
Cost of product sales and services	$(85)	$—
General and administrative expense	(7)	(32)
Selling and marketing expense	1	—
Interest expense	(617)	(510)
	$(708)	$(542)
Based on the fair value amounts of the Company’s cash flow hedges at December 31, 2021, the Company expects that approximately $4 of pre-tax net losses will be reclassified from AOCI into earnings during the next twelve months. The amount ultimately realized, however, will differ as exchange rates vary and the underlying contracts settle.

Derivatives Not Designated as Hedging Instruments
The following represents the fair value recorded for derivatives not designated as cash flow hedges for the periods presented:

		Asset Derivatives
	Balance Sheet Location	December 31, 2021	September 30, 2021
Total return swaps—deferred compensation	Prepaid and other current assets	$55	$—
Foreign currency forward contracts	Prepaid and other current assets	14	18

		Liability Derivatives
	Balance Sheet Location	December 31, 2021	September 30, 2021
Total return swaps—deferred compensation	Accrued expenses and other current liabilities	$—	$130
The following represents the amount of gain recognized in earnings for derivatives not designated as hedges during the periods presented:

	Three Months Ended December 31,
Location of Gain	2021	2020
General and administrative expense	$311	$—
	$311	$—
13. Product Warranties
A reconciliation of the activity related to the accrued warranty, including both the current and long‑term portions, is as follows:

	Current Product Warranties		Non-Current Product Warranties
	Three Months Ended December 31,		Three Months Ended December 31,
	2021	2020	2021	2020
Balance at beginning of the period	$8,138	$6,115	$2,966	$1,724
Warranty provision for sales	1,188	371	201	252
Settlement of warranty claims	(1,262)	(978)	(219)	(374)
Foreign currency translation and other	(171)	69	(46)	44
Balance at end of the period	$7,893	$5,577	$2,902	$1,646
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
The Company currently expects to incur in future periods approximately $600 to $2,000 of costs related to restructuring programs initiated in prior periods.

The table below sets forth the amounts accrued for the restructuring components and related activity:

	Three Months Ended December 31,
	2021	2020
Balance at beginning of the period	$304	$970
Restructuring charges following the sale of the Memcor product line	207	908
Restructuring charges related to two-segment realignment	164	238
Restructuring charges related to other initiatives	766	29
Release of prior reserves	(21)	(9)
Write off charges	—	(121)
Cash payments	(1,138)	(986)
Other adjustments	—	92
Balance at end of the period	$282	$1,121
The balances for accrued restructuring liabilities at December 31, 2021 and September 30, 2021, are recorded in Accrued expenses and other liabilities on the Consolidated Balance Sheets. Restructuring charges primarily represent severance charges and other employee costs, fixed asset write-offs, and certain relocation expenses. The Company expects to pay the remaining amounts accrued as of December 31, 2021 during the remainder of fiscal 2022.
The table below sets forth the location of amounts recorded above on the Unaudited Consolidated Statements of Operations:

	Three Months Ended December 31,
	2021	2020
Cost of product sales and services	$222	$826
General and administrative expense	894	138
Sales and marketing expense	—	218
Research and development expense	—	(16)
	$1,116	$1,166
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

The components of net periodic benefit cost for the plans were as follows:

	Three Months Ended December 31,
	2021	2020
Service cost	$232	$284
Interest cost	108	79
Expected return on plan assets	(132)	(87)
Amortization of actuarial losses	169	264
Pension expense for defined benefit plans	$377	$540
The components of pension expense, other than the service cost component which is included in General and administrative expense, are included in the line item Other operating expense in the Unaudited Consolidated Statements of Operations.
16. Income Taxes
Year-to-date income tax expense (benefit) is the product of the most current projected annual effective tax rate (“PAETR”) and the actual year-to-date pretax income (loss) adjusted for any discrete tax items. The income tax expense (benefit) for a particular quarter, except for the first quarter, is the difference between the year-to-date calculation of income tax expense (benefit) and the year-to-date calculation for the prior quarter. Items unrelated to current period ordinary income or (loss) are recognized entirely in the period identified as a discrete item of tax.
Annual Effective Tax Rate
The PAETR, which excludes the impact of discrete items, was 23.1% and 13.8% as of the three months ended December 31, 2021 and 2020, respectively. For the three months ended December 31, 2021, the PAETR was higher than the U.S. federal statutory rate of 21.0% primarily due to the mix of earnings between countries, most of which have higher statutory rates than the U.S., which was mostly offset by the impact of maintaining a valuation allowance that is provided on U.S. deferred tax assets. The current year PAETR was higher than the prior year’s rate due to an increase in projected pretax book income in countries with higher statutory tax rates.
The Company continues to maintain a full valuation allowance on U.S. federal and state net deferred tax assets (excluding the tax effects of deferred tax liabilities associated with indefinite lived intangibles) for the period ending December 31, 2021 as a result of pretax losses incurred since the Company’s inception in early 2014. The Company believes it is prudent to retain a valuation allowance until a more consistent pattern of earnings is established and net operating loss carryforwards begin to be utilized.
Current and Prior Period Tax Expense
For the three months ended December 31, 2021, the Company recognized income tax expense of $1,621 on pretax income of $7,709. The rate of 21.0% was in line with the U.S. statutory rate of 21.0% as the mix of earnings between countries, most of which have higher statutory tax rates than the U.S., was mostly offset by the impact of maintaining a U.S. valuation allowance that is provided on U.S. deferred tax assets.
For the three months ended December 31, 2020, the Company recognized income tax expense of $1,084 on pretax income of $7,561. The rate of 14.3% differed from the U.S. statutory rate of 21.0% principally due to the impact of maintaining a U.S. valuation allowance against U.S. deferred tax assets.
At December 31, 2021 and 2020, the Company had gross unrecognized tax benefits of $1,628 and $1,322 respectively.
17. Share-Based Compensation
The Company designs equity compensation plans to attract and retain employees while also aligning employees’ interests with the interests of the Company’s shareholders. In addition, members of the Company’s Board of Directors

(the “Board”) participate in equity compensation plans in connection with their service on the Board.

The Company established the Evoqua Water Technologies Corp. Stock Option Plan (the “Stock Option Plan”) on March 6, 2014. The plan allows certain management employees and the Board to purchase shares in the Company. Under the Stock Option Plan, the number of shares available for award was 11,083. As of December 31, 2021, there were approximately 2,177 shares available for future grants, however, the Company does not currently intend to make additional grants under the Stock Option Plan.
In connection with the IPO, the Board adopted, and the Company’s shareholders approved, the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (the “Equity Incentive Plan”), under which equity awards may be granted in the form of options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, share awards, and performance-based awards (including performance share units and performance-based restricted stock).

On December 31, 2021 (the “Grant Date”), the Company granted 219 restricted stock units and 98 performance share units (measured at a target award level) under the Equity Incentive Plan to certain employees of the Company. The final number of performance share units that may be earned is dependent on the Company’s achievement of performance goals related to organic revenue growth and adjusted EBITDA margin over a three-year measurement period ending September 30, 2024. The final number of performance share units that may be earned is also subject to a total stockholder return (“TSR”) modifier, which operates by increasing or decreasing the total number of shares earned by up to 25% based on the Company’s TSR relative to the TSR of the U.S. constituents of the S&P Global Water Index. In order to receive shares earned at the end of each performance period, the recipient must remain employed by the company at the end of the three-year period (except in the event of retirement, death, disability or, in certain circumstances, related to change in control).

As of December 31, 2021, there were approximately 4,016 shares available for grants under the Equity Incentive Plan.

Outstanding option awards vest ratably at 25% per year, and are exercisable at the time of vesting. The options granted have a ten-year contractual term.

A summary of the stock option activity as of December 31, 2021 is presented below:

(In thousands, except per share amounts)	Options	Weighted Average Exercise Price/Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2021	5,090	$13.87	5.9 years	$120,611
Granted	2	46.75
Exercised	(64)	12.49
Forfeited	(18)	20.29
Outstanding at December 31, 2021	5,010	$13.87	5.7 years	$164,726
Options exercisable at December 31, 2021	3,126	$9.67	4.3 years	$115,912
Options vested and expected to vest at December 31, 2021	4,992	$13.84	5.7 years	$164,312
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the three months ended December 31, 2021 was $1,949.

A summary of the status of the Company's unvested stock options as of and for the three months ended December 31, 2021 is presented below.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Unvested at beginning of period	1,901	$6.69
Granted	2	24.22
Vested	(1)	8.12
Forfeited	(18)	6.47
Unvested at end of period	1,884	$6.73
The total fair value of options vested during the three months ended December 31, 2021, was $4.
The following is a summary of the restricted stock units (“RSU”) activity for the three months ended December 31, 2021.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Outstanding at September 30, 2021	1,209	$22.77
Granted	261	45.81
Vested	(115)	24.48
Forfeited	(16)	23.03
Outstanding at December 31, 2021	1,339	$27.11
Expected to vest at December 31, 2021	1,292	$26.75
The following is a summary of the performance share unit activity for the three months ended December 31, 2021, assuming target award level.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Unvested at beginning of period	469	$16.92
Granted	98	52.57
Unvested at end of period	567	$23.10
Expected to vest	518	$23.01
Expense Measurement and Recognition
The Company recognizes share-based compensation for all currently outstanding awards and, in future periods, will recognize compensation costs for the unvested portion of awards based on grant date fair values. Total share-based compensation expense was $5,334 and $3,076 during the three months ended December 31, 2021 and 2020, respectively, of which $5,203 and $3,019 was non-cash, respectively. The unrecognized compensation expense related to stock options, RSUs, and performance share units (measured at a target award level) was $7,501, $28,941 and $11,444, respectively at December 31, 2021, and is expected to be recognized over a weighted average period of 1.8 years, 2.2 years and 2.5 years, respectively. The Company received $2,085 from the exercise of stock options during the three months ended December 31, 2021.

Employee Stock Purchase Plan
Effective October 1, 2018, the Company implemented an employee stock purchase plan (the “ESPP”) which allows employees to purchase shares of the Company’s stock at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last business day of a six-month purchase period within the offering period. These purchases are offered twice throughout each fiscal year, and are paid by employees through payroll deductions over the respective six month purchase period, at the end of which the stock is transferred to the employees. On December 21, 2018, the Company registered 11,297 shares of common stock, par value $0.01 per share, of which 5,000 are available for future issuance under the ESPP. During the three months ended December 31, 2021 and 2020, the Company incurred compensation expense of $221 and $216, respectively, in salaries and wages with respect to the ESPP, representing the fair value of the discounted price of the shares. These amounts are included in the total share-based compensation expense above. On October 1, 2021, 60 shares were issued under the ESPP.
18. Concentration of Credit Risk
The Company’s cash and cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. The Company’s trade receivables do not represent a significant concentration of credit risk at December 31, 2021 and September 30, 2021 due to the wide variety of customers and markets into which products are sold and their dispersion across geographic areas. The Company does perform ongoing credit evaluations of its customers and maintains an allowance for potential credit losses on trade receivables. As of and for the three months ended December 31, 2021 and 2020, no customer accounted for more than 10% of net sales or net accounts receivable.
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

The following summarizes the Company’s outstanding letters of credit and surety bonds as of December 31, 2021 and September 30, 2021, respectively.

	December 31, 2021	September 30, 2021
Revolving credit capacity	$60,000	$60,000
Letters of credit outstanding	9,828	10,112
Remaining revolving credit capacity	$50,172	$49,888

Surety capacity	$250,000	$250,000
Surety issuances	142,709	147,845
Remaining surety available	$107,291	$102,155
The longest maturity date of letters of credit and surety bonds in effect as of December 31, 2021 was March 20, 2030.
Litigation
From time to time, as a normal incident of the nature and kind of business in which the Company is engaged, various claims or charges are asserted and litigation is commenced against it arising from or related to: product liability; personal injury; trademarks, trade secrets, or other intellectual property; shareholder disputes; labor and employee disputes; commercial or contractual disputes; breach of warranty; or environmental matters. Claimed amounts may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. While it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims, or proceedings may be disposed or decided unfavorably, the Company does not expect that any asserted or un-asserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on its results of operations, or financial condition.
20. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	December 31, 2021	September 30, 2021
Salaries, wages, and other benefits	$62,154	$79,110
Obligation under operating leases	13,066	13,316
Obligation under finance leases	12,124	12,093
Third party commissions	10,274	10,031
Taxes, other than income	4,941	4,575
Insurance liabilities	3,845	3,720
Provisions for litigation	3,078	2,938
Severance payments	282	304
Fair value of liability derivatives	185	554
Earn-outs related to acquisitions	50	150
Other	34,445	33,576
	$144,444	$160,367
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
Corporate activities include general corporate expenses, elimination of inter-segment transactions, interest income and expense, and certain other charges. Certain other charges may include restructuring and other business transformation charges that have been undertaken to align and reposition the Company to the current reporting structure, acquisition related costs (including transaction costs and certain integration costs,), and share-based compensation charges.
Since certain administrative and other operating expenses and other items have not been allocated to business segments, the results in the below table are not necessarily a measure computed in accordance with generally accepted accounting principles and may not be comparable to other companies.

Reportable operating segment revenue and operating profit for the three months ended December 31, 2021 and 2020 were as follows:

	Three Months Ended December 31,
	2021	2020
Total revenue
Integrated Solutions and Services	$253,576	$216,753
Applied Product Technologies	142,497	123,581
Total revenue	396,073	340,334
Intersegment revenue
Integrated Solutions and Services	8,530	2,036
Applied Product Technologies	21,275	16,105
Total intersegment revenue	29,805	18,141
Revenue to external customers
Integrated Solutions and Services	245,046	214,717
Applied Product Technologies	121,222	107,476
Total revenue	$366,268	$322,193

Operating profit (loss)
Integrated Solutions and Services	$35,300	$26,357
Applied Product Technologies	17,827	13,380
Corporate	(38,839)	(23,503)
Total operating profit	14,288	16,234
Interest expense	(6,579)	(8,673)
Income before income taxes	7,709	7,561
Income tax expense	(1,621)	(1,084)
Net income	$6,088	$6,477

	December 31, 2021	September 30, 2021
Assets
Integrated Solutions and Services	$870,124	$887,265
Applied Product Technologies	636,832	656,362
Corporate	360,645	325,264
Total assets	$1,867,601	$1,868,891

22. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings from continuing operations per common share (in thousands, except per share amounts):

	Three Months Ended December 31,
	2021	2020
Numerator:
Numerator for basic and diluted earnings per common share—Net income attributable to Evoqua Water Technologies Corp.	$5,987	$6,433
Denominator:
Denominator for basic net income per common share—weighted average shares	120,632	117,768
Effect of dilutive securities:
Share‑based compensation	4,315	3,790
Denominator for diluted net income per common share—adjusted weighted average shares	124,947	121,558
Basic earnings attributable to Evoqua Water Technologies Corp. per common share	$0.05	$0.05
Diluted earnings attributable to Evoqua Water Technologies Corp. per common share	$0.05	$0.05
23. Subsequent Events
On January 3, 2022, the Company completed the Transaction to acquire the Mar Cor Business for $194,977 paid in cash at closing. The Company utilized cash on hand and borrowed an additional $160,000 under its 2021 Revolving Credit Facility to fund the Transaction. On January 18, 2022, the Company paid $2,300 for a success fee to a third party, which was due upon consummation of the Transaction.
The Mar Cor Business is a leading manufacturer and servicer of medical water, commercial and industrial solutions in North America. Headquartered in Plymouth, Minnesota, the Mar Cor Business has 27 service and regeneration facilities in the U.S. and Canada. The Mar Cor Business offers significant technical expertise in designing, building, and servicing high-purity water treatment systems. In connection with the closing of the Transaction, EWT LLC entered into contract manufacturing agreements with the Sellers pursuant to which the Sellers will manufacture certain filtration and dialysis concentrates products for EWT LLC.
The preliminary purchase accounting has not yet been completed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the Unaudited Consolidated Financial Statements, including the notes, included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Report”), and with our audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as filed with the SEC on November 17, 2021 (the “2021 Annual Report”). You should review the disclosures in Part I, Item 1A, “Risk Factors” in the 2021 Annual Report, as well as any cautionary language in this Report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless otherwise indicated or the context otherwise requires, all references to “the Company,” “Evoqua,” “Evoqua Water Technologies Corp.,” “we,” “us,” “our” and similar terms refer to Evoqua Water Technologies Corp., together with its consolidated subsidiaries. Unless otherwise specified, all dollar amounts in this section are referred to in millions.
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
We serve our customers through the following two segments:
•Integrated Solutions and Services segment, which provides application-specific solutions and full lifecycle services for critical water and wastewater applications across numerous end markets, including outsourced water service contracts, capital systems, and related recurring aftermarket services, parts and consumables, and emergency services to enable recycle and reuse, improve operational reliability and performance, and promote environmental compliance; and

•Applied Product Technologies segment, which provides highly differentiated and scalable water and wastewater products and technologies as stand-alone offerings or components in integrated solutions to a diverse set of system integrators and end-users globally.
Our segments draw from the same reservoir of leading technologies, shared manufacturing infrastructure, common business processes, and corporate philosophies. The key factors used to identify these reportable operating segments are the organization and alignment of our internal operations, the nature of the products and services and customer type.
Recent Developments, Key Factors and Trends Affecting Our Business and Financial Statements
Our 2021 Annual Report includes a discussion of various key factors and trends that we believe have affected or may affect our operating results. The following discussion highlights recent developments, as well as significant changes in these key factors and trends.

Impact of the COVID-19 pandemic. Our business has been considered essential under federal and local standards, and we have maintained business continuity at our critical service branches and manufacturing facilities to date. We have taken measures throughout the duration of the pandemic to protect our employees, including implementation of remote working practices where possible and enhanced safety procedures for employees on site at our facilities and our customers’ facilities. These measures have resulted in additional incremental costs and reductions in service productivity over the course of the pandemic, although neither had a material adverse effect on our results of operations for the three months ended December 31, 2021. Vaccination requirements imposed by certain of our customers to allow our employees to enter their sites may further increase our costs or delay our performance of services for our customers, however this has not had a material impact on our results.
To date, the pandemic has negatively impacted sales volume across our business, due primarily to customer site access restrictions, temporary customer site closures, and temporary delays in annual maintenance activities by customers in certain end markets, although these factors did not have a material adverse effect on our results of operations for the three months ended December 31, 2021. We have continued to focus on collecting outstanding customer account balances, and, through December 31, 2021, we have not experienced any deterioration in collections from our customers. We continue to evaluate the impact of the pandemic on our business and the potential effects of recent spikes in COVID-19 cases in certain regions, as well as challenges created by the macroeconomic conditions associated with the reopening of global economies, including inflation and availability constraints, which are discussed in more detail below.
For more information regarding factors and events that may impact our business, results of operations and financial condition as a result of the COVID-19 pandemic, see “Risk Factors-The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, financial condition, results of operations, and prospects” included in Part I, Item 1A, “Risk Factors” in the 2021 Annual Report.
Inflation, material availability and labor shortages. Material, freight, and labor inflation resulted in increased costs in the first quarter of fiscal 2022, and we expect this trend will continue throughout fiscal 2022. Although we have offset a portion of these increased costs through price increases and operational efficiencies to date, there can be no assurance that we will be able to continue to do so. If we are unable to manage commodity fluctuations through pricing actions, cost savings projects, and sourcing decisions as well as through consistent productivity improvements, it may adversely impact our gross profit and gross margin in future periods. Additionally, supply chain disruptions and labor shortages have restricted and could further restrict availability of certain commodities and materials, which may result in delays in our execution of projects in fiscal 2022 and negatively impact revenues. Tight labor markets have resulted in longer times to fill open positions and labor inflation. Continued delays in filling open positions, particularly among our service technician population, could impact our ability to provide timely service to our customers. We have taken and continue to take strategic actions focused on mitigating the impact of these challenges. Although these factors did not have a material adverse effect on our results of operations for the three months ended December 31, 2021, if sustained, they could have a material adverse effect on our results of operations going forward.

Acquisitions. On December 20, 2021, the Company and its indirect wholly-owned subsidiaries Evoqua Water Technologies LLC (“EWT LLC”) and Evoqua Water Technologies Ltd. (together with EWT LLC, the “Buyer”) entered into an Asset Purchase Agreement (the “Agreement”) with Cantel Medical LLC, Mar Cor Purification, Inc., and certain of their affiliates (collectively, the “Sellers”), each wholly-owned subsidiaries of Steris plc, pursuant to which the Buyer agreed to acquire certain assets of the Sellers and assume certain liabilities of the Sellers that are owned or used or arise in connection with the global operation of the Sellers’ renal business (the “Mar Cor Business”) for an aggregate purchase price of $196.3 million in cash at closing (the “Purchase Price”), subject to customary adjustments, including for working capital (the “Transaction”). On January 3, 2022, we completed the Transaction to acquire the Mar Cor Business for $195.0 million paid in cash at closing. We utilized cash on hand and borrowed an additional $160.0 million under our 2021 Revolving Credit Facility (as defined below) to fund the Transaction. The Purchase Price includes a $12.3 million earn out, which is being held in escrow and will be paid, pro rata, to the Sellers if the Mar Cor Business meets certain sales performance goals (the “Earn Out”). Any portion of the Earn Out not paid to the Sellers during the first year following closing of the Transaction will be returned to the Buyers. In addition, approximately $13.0 million of the Purchase Price was placed into an escrow account, of which $9.8 million is to secure general indemnification claims against the Sellers and $3.2 million is for net working capital adjustments. The Mar Cor Business is a leading manufacturer and servicer of medical water, commercial and industrial solutions in North America. Headquartered in Plymouth, Minnesota, the Mar Cor Business has 27 service and regeneration facilities in the U.S. and Canada. The Mar Cor Business offers significant technical expertise in designing, building, and servicing high-purity water treatment systems. The addition of the business will expand our service footprint in North America, furthering its reach into the healthcare vertical market. In connection with the closing of the Transaction, we entered into contract manufacturing agreements with the Sellers pursuant to which the Sellers will manufacture certain filtration and dialysis concentrates products for us. During the three months ended December 31, 2021, we incurred approximately $1.1 million in acquisition costs, which are included in General and administrative expense on the Unaudited Consolidated Statements of Operations. On January 18, 2022, we paid $2.3 million for a success fee to a third party, which was due upon consummation of the Transaction. Additionally, we expect to incur between $18.0 million to $20.0 million in one-time integration costs within the following 18 to 24 months.
We continue to actively evaluate acquisition opportunities that are consistent with our business strategy. We maintain a robust pipeline of potential acquisition targets, developed by our management team as well as various outside industry experts and consultants.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our consolidated business are revenue, gross profit, gross margin, and net income (loss). Management utilizes these financial measures prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) when reviewing the Company’s performance and making financial, operational, and strategic decisions, and believes they are useful metrics for investors that help with performance comparability period over period. In addition, we consider certain non-GAAP financial measures such as adjusted EBITDA and organic revenue, as described more fully below. We evaluate our business segments’ operating results based on revenue, income from operations (“operating profit”), and adjusted EBITDA on a segment basis. We believe these financial measures are helpful in understanding and evaluating the segments’ core operating results and facilitates comparison of our performance on a consistent basis period over period.

Revenue and Organic Revenue
Our revenue is a function of sales volumes and selling prices. We report revenue by segment and by source which includes revenue from product sales (capital projects and aftermarket) and revenue from service. Revenue is used by management to evaluate the performance of our business. Organic revenue, which is a non-GAAP financial measure, is defined as revenue excluding the impact of foreign currency translation and inorganic revenue. Inorganic revenue represents the impact from acquisitions and divestitures during the first 12 months following the closing of the acquisition or divestiture. Divestitures include sales of insignificant portions of our business that did not meet the criteria for classification as a discontinued operation. We exclude the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions and divestitures during the first 12 months following the closing of the acquisition or divestiture because they can obscure underlying business trends and make comparisons of long-term performance difficult between the Company and its peers due to the varying nature, size, and number of transactions from period to period. Management believes that reporting organic revenue provides useful information to investors by helping identify underlying growth trends in our core business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. See “Non-GAAP Reconciliations” in this Item 2 for a reconciliation of organic revenue to revenue.

Adjusted EBITDA
Adjusted EBITDA, which is a non-GAAP financial measure, is one of the primary metrics used by management to evaluate the strength and financial performance of our core business. Adjusted EBITDA is defined as net income (loss) before interest expense, income tax benefit (expense), and depreciation and amortization, adjusted for the impact of certain other items, including restructuring and related business transformation costs, share-based compensation, transaction costs, and other gains, losses, and expenses that we believe do not directly reflect our underlying business operations. We present adjusted EBITDA because we believe it is frequently used by analysts, investors, and other interested parties to evaluate and compare operating performance and value companies within our industry. Further, we believe it is helpful in highlighting trends in our operating results and provides greater clarity and comparability period over period to management and our investors regarding the operational impact of long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate, and capital investments. In addition, adjusted EBITDA highlights true business performance by removing the impact of certain items that management believes do not directly reflect our underlying operations and provides investors with greater visibility into the ongoing drivers of our business performance.

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
Adjusted EBITDA should not be considered a substitute for, or superior to, financial measures prepared in accordance with GAAP. The financial results prepared in accordance with GAAP and the reconciliations from these results should be carefully evaluated. See “Non-GAAP Reconciliations” in this Item 2 for a reconciliation of adjusted EBITDA to net income. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. In addition, in evaluating adjusted EBITDA, you should be aware that in the future, we may incur expenses similar to the adjustments in the presentation of adjusted EBITDA. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, other companies in our industry or across different industries may calculate adjusted EBITDA differently.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended December 31,
	2021		2020
(In millions, except per share amounts)		% of Revenue		% of Revenue	% Variance
Revenue from product sales and services	$366.3	100.0%	$322.2	100.0%	13.7%
Gross profit	$110.5	30.2%	$95.3	29.6%	15.9%
Total operating expenses	$(97.7)	(26.7)%	$(79.3)	(24.6)%	23.2%
Other operating income, net	$1.5	0.4%	$0.3	0.1%	400.0%
Interest expense	$(6.6)	(1.8)%	$(8.7)	(2.7)%	(24.1)%
Income before income taxes	$7.7	2.1%	$7.6	2.4%	1.3%
Income tax expense	$(1.6)	(0.4)%	$(1.1)	(0.3)%	45.5%
Net income	$6.1	1.7%	$6.5	2.0%	(6.2)%
Net income attributable to non‑controlling interest	$0.1	—%	$0.1	—%	—%
Net income attributable to Evoqua Water Technologies Corp.	$6.0	1.6%	$6.4	2.0%	(6.3)%

Weighted average shares outstanding
Basic	120.6		117.8
Diluted	124.9		121.6
Earnings per share
Basic	$0.05		$0.05
Diluted	$0.05		$0.05

Other financial data:
Adjusted EBITDA(1)	$54.3	14.8%	$44.8	13.9%	21.2%

(1)Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation to net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in Part I, Item 2 of this Report.
Consolidated Results for the Three Months Ended December 31, 2021 and 2020
Revenue-Revenue increased $44.1 million, or 13.7%, to $366.3 million in the three months ended December 31, 2021, from $322.2 million in the three months ended December 31, 2020. Revenue from product sales increased $32.6 million, or 18.1%, to $212.6 million in the three months ended December 31, 2021, from $180.0 million in the three months ended December 31, 2020. Revenue from services increased $11.5 million, or 8.1%, to $153.7 million in the three months ended December 31, 2021, from $142.2 million in the three months ended December 31, 2020.
The following tables provide the change in revenue by offering and the change in revenue by driver during the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
	2021		2020		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:	$212.6	58.0%	$180.0	55.9%	$32.6	18.1%
Capital	151.0	41.2%	127.5	39.6%	23.5	18.4%
Aftermarket	61.6	16.8%	52.5	16.3%	9.1	17.3%
Revenue from services	153.7	42.0%	142.2	44.1%	11.5	8.1%
	$366.3	100.0%	$322.2	100.0%	$44.1	13.7%

	Three Months Ended December 31,
	2021		2020		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Organic	$363.3	99.2%	$321.5	99.8%	$41.8	13.0%
Inorganic	2.5	0.7%	0.7	0.2%	1.8	0.6%
Foreign currency translation	0.5	0.1%	n/a	n/a	0.5	0.1%
	$366.3	100.0%	$322.2	100.0%	$44.1	13.7%
The increase in organic revenue was primarily driven by improved sales volume and favorable price realization across all regions and most product lines.
Revenue in future periods could be negatively impacted by commodity and material availability constraints caused by global supply chain disruptions, skilled labor shortages, and the timing of projects.
Cost of sales and gross margin-Total gross margin increased slightly to 30.2% in the three months ended December 31, 2021, from 29.6% in the three months ended December 31, 2020.
The following table provides the change in cost of product sales and cost of services, respectively, along with related gross margins:

	Three Months Ended December 31,
	2021		2020
(In millions)		Gross Margin		Gross Margin
Cost of product sales	$(153.8)	27.7%	$(131.1)	27.2%
Cost of services	(102.0)	33.6%	(95.8)	32.6%
	$(255.8)	30.2%	$(226.9)	29.6%
Gross margin from product sales increased by 50 basis points (“bps”) to 27.7% in the three months ended December 31, 2021, from 27.2% in the three months ended December 31, 2020. This increase was primarily driven by favorable volume, mix, and positive price/cost. This was slightly offset by labor inflation and increased freight costs.
Gross margin from services increased by 100 bps to 33.6% in the three months ended December 31, 2021, from 32.6% in the three months ended December 31, 2020. This increase was primarily driven by favorable price realization.
We expect continued pressure on gross margin in future periods due to material, freight and labor inflation. Although we expect to continue to partially offset those increasing costs with positive price realization, there can be no assurance that we will be able to do so.
Operating expenses-Operating expenses increased $18.4 million, or 23.2%, to $97.7 million in the three months ended December 31, 2021, from $79.3 million in the three months ended December 31, 2020. Operating expenses are comprised of the following:

	Three Months Ended December 31,
	2021		2020
(In millions)		% of Revenue		% of Revenue	% Variance
General and administrative expense	$(57.8)	(15.8)%	$(42.3)	(13.1)%	36.6%
Sales and marketing expense	(36.4)	(9.9)%	(33.9)	(10.5)%	7.4%
Research and development expense	(3.5)	(1.0)%	(3.1)	(1.0)%	12.9%
Total operating expenses	$(97.7)	(26.7)%	$(79.3)	(24.6)%	23.2%

The increase period over period in operating expenses was primarily due to foreign currency translation losses in the current period, compared to foreign currency translation gains in the prior period, most of which is related to intercompany loans. In addition, there were increased employee related expenses as well as higher consulting and travel expenses. These increases were partially offset by a decrease in external legal fees compared to the prior period. Fluctuations in foreign currency translation and labor inflation could impact operating expenses in future periods.
Other operating income, net-Other operating income, net increased $1.2 million to $1.5 million in the three months ended December 31, 2021, from $0.3 million in the three months ended December 31, 2020. This increase was primarily due to income from precious metal sales, mainly from scrapped anodes in China.
Interest expense-Interest expense decreased $2.1 million, or 24.1%, to $6.6 million in the three months ended December 31, 2021, from $8.7 million in the three months ended December 31, 2020. The decrease in interest expense was primarily driven by a $100.0 million debt prepayment in conjunction with the April 2021 refinancing of our senior credit facility, as well as a reduction in the interest rate spread and LIBOR year over year.
Income tax expense-Income tax expense increased to $1.6 million in the three months ended December 31, 2021, as compared to income tax expense of $1.1 million in the three months ended December 31, 2020. The increase in tax expense was primarily due to higher earnings in non-U.S. tax jurisdictions, which increases tax expense, and lower earnings in the U.S., which does not impact tax expense due to the U.S. valuation allowance.
Net income-Net income decreased $0.4 million, or 6.2%, to $6.1 million in the three months ended December 31, 2021, from $6.5 million in the three months ended December 31, 2020, as a result of the variances noted above.
Adjusted EBITDA-Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA for the three months ended December 31, 2021 increased by $9.5 million, or 21.2%, to $54.3 million, as compared to $44.8 million for the three months ended December 31, 2020, primarily driven by sales volume and related gross profit. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.
Segment Results

	Three Months Ended December 31,
	2021		2020
(In millions)		% of Total		% of Total	% Variance
Revenue
Integrated Solutions and Services	$245.1	66.9%	$214.7	66.6%	14.2%
Applied Product Technologies	121.2	33.1%	107.5	33.4%	12.7%
Total Consolidated	$366.3	100.0%	$322.2	100.0%	13.7%
Operating profit (loss)
Integrated Solutions and Services	$35.3	246.9%	$26.4	162.0%	33.7%
Applied Product Technologies	17.8	124.5%	13.4	82.2%	32.8%
Corporate	(38.8)	(271.3)%	(23.5)	(144.2)%	65.1%
Total Consolidated	$14.3	100.0%	$16.3	100.0%	(12.3)%
Adjusted EBITDA(1)
Integrated Solutions and Services	$53.5	98.5%	$43.2	96.4%	23.8%
Applied Product Technologies	21.9	40.3%	19.0	42.4%	15.3%
Corporate	(21.1)	(38.9)%	(17.4)	(38.8)%	21.3%
Total Consolidated	$54.3	100.0%	$44.8	100.0%	21.2%

(1)Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation to segment operating profit (loss), its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in Part I, Item 2 of this Report.
Integrated Solutions and Services
Revenue in the Integrated Solutions and Services segment increased $30.4 million, or 14.2%, to $245.1 million in the three months ended December 31, 2021, from $214.7 million in the three months ended December 31, 2020.

The following tables provide the change in revenue by offering and the change in revenue by driver during the three months ended December 31, 2021 and 2020 for the Integrated Solutions and Services segment:

	Three Months Ended December 31,
	2021		2020		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:	$96.4	39.3%	$77.7	36.2%	$18.7	24.1%
Capital	$67.1	27.4%	$50.6	23.6%	$16.5	32.6%
Aftermarket	29.3	12.0%	27.1	12.6%	2.2	8.1%
Revenue from services	148.7	60.7%	137.0	63.8%	11.7	8.5%
	$245.1	100.0%	$214.7	100.0%	$30.4	14.2%

	Three Months Ended December 31,
	2021		2020		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Organic	$242.2	98.8%	$214.0	99.7%	$28.2	13.1%
Inorganic	2.5	1.0%	0.7	0.3%	1.8	0.8%
Foreign currency translation	0.4	0.2%	n/a	n/a	0.4	0.3%
	$245.1	100.0%	$214.7	100.0%	$30.4	14.2%

The increase in organic revenue was driven by higher sales volume, primarily related to capital revenue in chemical processing and microelectronics end markets, and in service revenue volume across multiple end markets. Organic revenue also benefited from favorable price realization.
Operating profit in the Integrated Solutions and Services segment increased $8.9 million, or 33.7%, to $35.3 million in the three months ended December 31, 2021, from $26.4 million in the three months ended December 31, 2020.
Operating profit was favorably impacted by higher sales volume, and to a lesser extent, sales mix. Favorable price/cost also contributed to operating profit growth, which was partially offset by unfavorable productivity variances related to labor inflation and increased freight costs.
Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA in the Integrated Solutions and Services segment increased $10.3 million, or 23.8%, to $53.5 million in the three months ended December 31, 2021, compared to $43.2 million in the three months ended December 31, 2020. The increase was driven by the same factors that impacted operating profit, other than the change in depreciation and amortization. Segment adjusted EBITDA also excludes restructuring and other non-recurring activity. See “Non-GAAP Reconciliations” in Part I, Item 2 of this Report for a reconciliation of adjusted EBITDA.

Applied Product Technologies
Revenue in the Applied Product Technologies segment increased $13.7 million, or 12.7%, to $121.2 million in the three months ended December 31, 2021, from $107.5 million in the three months ended December 31, 2020.
The following tables provide the change in revenue by offering and the change in revenue by driver during the three months ended December 31, 2021 and 2020 for the Applied Product Technologies segment:

	Three Months Ended December 31,
	2021		2020		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:	$116.2	95.9%	$102.3	95.2%	$13.9	13.6%
Capital	83.9	69.2%	76.9	71.5%	7.0	9.1%
Aftermarket	32.3	26.7%	25.4	23.6%	6.9	27.2%
Revenue from services	5.0	4.1%	5.2	4.8%	(0.2)	(3.8)%
	$121.2	100.0%	$107.5	100.0%	$13.7	12.7%

	Three Months Ended December 31,
	2021		2020		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Organic	$121.1	99.9%	$107.5	100.0%	$13.6	12.7%
Inorganic	—	—%	—	—%	—	—%
Foreign currency translation	0.1	0.1%	n/a	n/a	0.1	—%
	$121.2	100.0%	$107.5	100.0%	$13.7	12.7%

The increase in organic revenue was driven by strong sales volume across all regions, predominantly within Asia Pacific and EMEA, and across multiple product lines. Favorable price realization also contributed to increased organic revenue.
Operating profit in the Applied Product Technologies segment increased $4.4 million, or 32.8%, to $17.8 million in the three months ended December 31, 2021, from $13.4 million in the three months ended December 31, 2020.
The increase in operating profit was primarily due to favorable sales volume and mix across multiple product lines, partially offset by unfavorable productivity and operational variances related to increased freight costs, supply chain challenges, warranty, and project variances. In addition, unfavorable price/cost, driven by material inflation, detracted from operating profit growth.
Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA in the Applied Product Technologies segment increased $2.9 million, or 15.3%, to $21.9 million in the three months ended December 31, 2021, compared to $19.0 million in the three months ended December 31, 2020. The increase was driven by the same factors that impacted operating profit, other than the change in depreciation and amortization. Segment adjusted EBITDA also excludes other non-recurring activity. See “Non-GAAP Reconciliations” in Part I, Item 2 of this Report for a reconciliation of adjusted EBITDA.
Corporate
Operating loss in Corporate increased $15.3 million, or 65.1%, to $38.8 million in the three months ended December 31, 2021, from $23.5 million in the three months ended December 31, 2020. The increase period over period was primarily due to increased expenses associated with share-based compensation in the current year as well as foreign currency translation losses in the current period, compared to foreign currency translation gains in the prior period, most of which is related to intercompany loans.

Non-GAAP Reconciliations
The following is a reconciliation of total revenue to organic revenue for the three months ended December 31, 2021:

	Total Revenue			Foreign Currency			Inorganic Revenue(1)			Organic Revenue
	Three Months Ended December 31,		% Variance	Three Months Ended December 31,		% Variance	Three Months Ended December 31,		% Variance	Three Months Ended December 31,		% Variance
(In millions)	2021	2020		2021	2020		2021	2020		2021	2020
Evoqua Water Technologies	$366.3	$322.2	13.7%	$0.5	n/a	0.1%	$2.5	$0.7	0.6%	$363.3	$321.5	13.0%
Integrated Solutions & Services	$245.1	$214.7	14.2%	$0.4	n/a	0.3%	$2.5	$0.7	0.8%	$242.2	$214.0	13.1%
Applied Product Technologies	$121.2	$107.5	12.7%	$0.1	n/a	—%	$—	$—	—%	$121.1	$107.5	12.7%

(1)Includes divestiture of the Lange Product Line on March 1, 2021, acquisition of Ultrapure & Industrial Services on December 17, 2020 and acquisition of WCSI on April 1, 2021.
The following is a reconciliation of our Net income to adjusted EBITDA. Amounts excluded relate to items that management believes do not reflect the underlying, ongoing operational performance of the business as a result of their nature or size and/or are non-recurring and would not be expected to occur as part of our normal business on a regular basis:

	Three Months Ended December 31,
(In millions)	2021	2020	% Variance
Net income	$6.1	$6.5	(6.2)%
Income tax expense	1.6	1.1	45.5%
Interest expense	6.6	8.7	(24.1)%
Operating profit	$14.3	$16.3	(12.3)%
Depreciation and amortization	28.6	27.4	4.4%
EBITDA	$42.9	$43.7	(1.8)%
Restructuring and related business transformation costs(a)	1.4	1.8	(22.2)%
Share-based compensation(b)	5.3	3.1	71.0%
Transaction costs(c)	0.9	0.6	50.0%
Other losses (gains) and expenses(d)	3.8	(4.4)	(186.4)%
Adjusted EBITDA	$54.3	$44.8	21.2%
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

	Three Months Ended December 31,
(In millions)	2021	2020
Post Memcor divestiture restructuring	$0.2	$0.9
Cost of product sales and services (“Cost of sales”)	—	0.8
Sales and marketing expense (“S&M expense”)	—	0.2
General and administrative expense (“G&A expense”)	0.2	—
Other operating (income) expense	—	(0.1)
Two-segment restructuring	$0.2	$0.2
Cost of sales	0.1	—
G&A expense	0.1	0.2
Various other initiatives	$0.7	$—
Cost of sales	0.2	0.0
G&A expense	0.5	—
Total(1)	$1.1	$1.1
(1)Of which $1.1 million and $1.1 million for the three months ended December 31, 2021 and 2020, respectively, is reflected in restructuring charges in Note 14, “Restructuring and Related Charges,” in Part I, Item 1 of this Report.
(ii)Legal settlement costs and intellectual property related fees including fees and settlement costs associated with legacy matters, related to product warranty litigation on MEMCOR® products and certain discontinued products. This includes:

	Three Months Ended December 31,
(In millions)	2021	2020
Cost of sales	$0.1	$—
G&A expense	0.2	0.1
Total	$0.3	$0.1
(iii)Expenses associated with our information technology and functional infrastructure transformation, including activities to optimize information technology systems and functional infrastructure processes. This includes:

	Three Months Ended December 31,
(In millions)	2021	2020
G&A expense	$—	$0.2
Total	$—	$0.2

(iv)Costs associated with the secondary public offering of common stock held by certain shareholders of the Company, as well as costs incurred by us in connection with establishment of our public company compliance structure and processes, including consultant costs. This includes:

	Three Months Ended December 31,
(In millions)	2021	2020
G&A expense	$—	$0.4
Total	$—	$0.4
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

	Three Months Ended December 31,
(In millions)	2021	2020
Cost of sales	$—	$0.1
G&A expense	0.9	0.5
Total	$0.9	$0.6
(d)Other losses, (gains) and expenses
Adjusted EBITDA is calculated prior to considering certain other significant losses, (gains), and expenses. For the periods presented such events include the following:
(i)impact of foreign exchange gains and losses;
(ii)charges incurred by the Company related to product rationalization in its electro-chlorination business;
(iii)amounts related to the prior year sale of the Memcor product line;
(iv)expenses incurred by the Company as a result of the COVID-19 pandemic, including additional charges for personal protective equipment, increased costs for facility sanitization and one-time payments to certain employees; and
(v)legal fees incurred in excess of amounts covered by the Company’s insurance related to the Securities Litigation and SEC investigation

Other losses, (gains) and expenses include the following for the periods presented below:

Three Months Ended December 31, 2021
	Other Adjustments
(In millions)	(i)	(ii)	(iii)	(iv)	(v)	Total
Cost of sales	$0.1	$—	$—	$—	$—	$0.1
G&A expense	1.2	—	—	—	2.5	3.7
Total	$1.3	$—	$—	$—	$2.5	$3.8

Three Months Ended December 31, 2020
	Other Adjustments
(In millions)	(i)	(ii)	(iii)	(iv)	(v)	Total
Cost of sales	$—	$0.2	$0.2	$—	$—	$0.4
G&A expense	(6.8)	—	—	0.1	1.9	(4.8)
Total	$(6.8)	$0.2	$0.2	$0.1	$1.9	$(4.4)
We do not present net income on a segment basis because we do not allocate interest expense or income tax benefit (expense) to our segments, making operating profit the most comparable GAAP metric. The following is a reconciliation of our segment adjusted EBITDA to operating profit, its most directly comparable financial measure presented in accordance with GAAP:

	Three Months Ended December 31,				$ Variance		% Variance
	2021		2020
(In millions)	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies
Operating profit	$35.3	$17.8	$26.4	$13.4	$8.9	$4.4	34%	33%
Depreciation and amortization	17.8	3.5	16.8	3.6	1.0	(0.1)	6%	(3)%
EBITDA	$53.1	$21.3	$43.2	$17.0	$9.9	$4.3	23%	25%
Restructuring and related business transformation costs (a)	0.5	0.6	—	1.6	0.5	(1.0)	n/a	(63)%
Transaction costs (b)	(0.1)	—	—	—	(0.1)	—	n/a	n/a
Other losses (gains) and expenses (c)	—	—	—	0.4	—	(0.4)	n/a	(100)%
Adjusted EBITDA	$53.5	$21.9	$43.2	$19.0	$10.3	$2.9	24%	15%
(a)Represents costs and expenses in connection with restructuring initiatives in the three months ended December 31, 2021 and 2020, respectively. Such expenses are primarily composed of severance, relocation, and facility consolidation costs.
(b)Represents costs associated with a change in the current estimate of certain acquisitions achieving their earn-out targets.

(c)Other losses, (gains), and expenses as discussed above, distinct to our Integrated Solutions and Services (“ISS”) and Applied Product Technologies (“APT”) segments include the following:

	Three Months Ended December 31,
	2021		2020
(In millions)	ISS	APT	ISS	APT
Trailing costs from the sale of the Memcor product line	$—	$—	$—	$0.2
Product rationalization in electro-chlorination business	—	—	—	0.2
Total	$—	$—	$—	$0.4

Immaterial rounding differences may be present in the tables above.
Liquidity and Capital Resources
Liquidity describes the ability of a company to borrow or generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, other commitments and contractual obligations. Our principal sources of liquidity are cash generated by our operating activities, borrowings under the 2021 Revolving Credit Facility, and financing arrangements related to capital expenditures for equipment used to provide services to our customers. Historically, we have financed our operations primarily from these sources. Our primary cash needs are for day to day operations, to pay interest and principal on our indebtedness, to fund working capital requirements, and to make capital expenditures.
Our ability to fund our capital needs depends on our ongoing ability to generate cash from operations and access to bank financing and the capital markets. Although the COVID-19 pandemic has not materially impacted our liquidity to date, we plan to continue to evaluate aspects of our spending, including capital expenditures, discretionary spending, and strategic investments. We have considered the impacts of the COVID-19 pandemic on our liquidity and capital resources to date, and we do not currently expect it to impact our ability to meet future liquidity needs or affect our ability to continue to comply with our applicable debt covenants. We believe we are currently well-positioned to manage our business and have the ability and sufficient capacity to meet our cash requirements by using available cash, internally generated funds, and borrowing under the 2021 Revolving Credit Facility.
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with suppliers to optimize our terms and conditions, including occasionally extending payment terms. We also facilitate a voluntary supply chain finance program (the “program”) to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. A third party administers the program; our responsibility is limited to making payment on the terms originally negotiated with our supplier, regardless of whether the supplier sells its receivable to a financial institution. We do not enter into agreements with any of the participating financial institutions in connection with the program. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the program. The amounts settled through the program and paid to participating financial institutions were $20.3 million and $2.7 million in the three months ended December 31, 2021 and 2020, respectively. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit to participation in the program.
We expect to continue to finance our liquidity requirements through internally generated funds, borrowings under the 2021 Revolving Credit Facility and equipment financing arrangements. We believe that our projected cash flows generated from operations, together with borrowings under the 2021 Revolving Credit Facility, and other financing arrangements are sufficient to fund our principal debt payments, interest expense, our working capital needs, and our expected capital expenditures for the next twelve months. Our capital expenditures for the three months ended December 31, 2021 and 2020 were $15.5 million and $17.3 million, respectively. However, our budgeted capital expenditures can vary from period to period based on the nature of capital intensive project awards. Our focus on customer outsourced water projects will continue to be a driver of capital expenditures. From time to time, we may enter into financing arrangements related to capital expenditures for equipment used to provide services to our customers. During the three months ended December 31, 2021 and 2020, we entered into equipment financing arrangements totaling $5.9 million and $7.8 million, respectively. In addition, we may draw on the 2021 Revolving Credit Facility from time to time to fund or partially fund an acquisition.

As of December 31, 2021, we had total indebtedness of $741.5 million, including $472.7 million of term loan borrowings under the 2021 Credit Agreement, $27.3 million outstanding under the 2021 Revolving Credit Facility, $144.2 million outstanding under the Securitization Facility, which includes $0.1 million of accrued interest, $97.1 million in borrowings related to equipment financing, and $0.3 million of notes payable related to certain equipment related contracts. We also had $9.8 million of letters of credit issued under our 2021 Revolving Credit Facility as of December 31, 2021.
As of December 31, 2021 and September 30, 2021, we were in compliance with the covenants contained in the 2021 Credit Agreement, including the 2021 Revolving Credit Facility.
2021 Credit Agreement
On April 1, 2021, EWT III entered into a Credit Agreement (the “2021 Credit Agreement”) among EWT III, as borrower, EWT II, as parent guarantor, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and ING Capital, LLC, as sustainability coordinator. The 2021 Credit Agreement provides for a multi-currency senior secured revolving credit facility in an aggregate principal amount not to exceed the U.S. dollar equivalent of $350.0 million (the “2021 Revolving Credit Facility”) and a discounted senior secured term (the “2021 Term Loan”) in the amount of $475.0 million (together with the 2021 Revolving Credit Facility, the “Senior Facilities”). The 2021 Credit Agreement also provides for a letter of credit sub-facility not to exceed $60.0 million.

The 2021 Credit Agreement contains customary representations, warranties, affirmative covenants, and negative covenants, including, among other things, a springing maximum first lien leverage ratio of 5.55 to 1.00. The Company did not exceed this ratio during the three months ended December 31, 2021, does not anticipate exceeding this ratio during the year ending September 30, 2022, and therefore does not anticipate any additional repayments during the year ending September 30, 2022.
Receivables Securitization Program
On April 1, 2021, Evoqua Finance LLC (“Evoqua Finance”), an indirect wholly-owned subsidiary of the Company, entered into an accounts receivable securitization program (the “Receivables Securitization Program”) consisting of, among other agreements, (i) a Receivables Financing Agreement (the “Receivables Financing Agreement”) among Evoqua Finance, as the borrower, the lenders from time to time party thereto (the “Receivables Financing Lenders”), PNC Bank, National Association (“PNC Bank”), as administrative agent, EWT LLC, as initial servicer, and PNC Capital Markets LLC (“PNC Markets”), as structuring agent, pursuant to which the lenders have made available to Evoqua Finance a receivables finance facility (the “Securitization Facility”) in an amount up to $150.0 million and (ii) a Sale and Contribution Agreement (the “Sale Agreement”) among Evoqua Finance, as purchaser, EWT LLC, as initial servicer and as an originator, and Neptune Benson, Inc., an indirectly wholly-owned subsidiary of the Company, as an originator (together with EWT LLC, the “Originators”).
The Receivables Securitization Program contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the Receivables being sold by the Originators and securing the loans made by the Receivables Financing Lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. The Company was in compliance with all covenants during the three months ended December 31, 2021, does not anticipate becoming noncompliant during the year ending September 30, 2022, and therefore does not anticipate any additional repayments during the year ending September 30, 2022.
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
Our indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk, and prevent us from meeting our obligations.

Contractual Obligations
We presented our contractual obligations in Part II, Item 7, “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as filed with the SEC on November 17, 2021. There were no significant changes in our contractual obligations during the three months ended December 31, 2021.
On January 3, 2022, we borrowed an additional $160 million under the 2021 Revolving Credit Facility. We are required to pay a commitment fee based on the daily unused portion of the 2021 Revolving Credit Facility, as well as certain other fees to agents and the arrangers under the Senior Facilities. Subject to the terms of the 2021 Credit Agreement, to the extent not previously paid, any amount owed under the 2021 Revolving Credit Facility will become due and payable in full on April 1, 2026.
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended December 31,
(In millions)	2021	2020
Statement of Cash Flows Data
Net cash provided by operating activities	$36.4	$23.3
Net cash used in investing activities	(14.8)	(26.0)
Net cash (used in) provided by financing activities	(15.9)	4.6
Effect of exchange rate changes on cash	0.6	3.0
Change in cash and cash equivalents	$6.3	$4.9
Operating Activities
Cash flows from operating activities can fluctuate significantly from period‑to‑period as working capital needs and the timing of payments for restructuring activities and other items impact reported cash flows.
Net cash provided by operating activities totaled $36.4 million in the three months ended December 31, 2021, and $23.3 million in the three months ended December 31, 2020.
•Operating cash flows in the three months ended December 31, 2021 reflect a decrease in net earnings of $0.4 million as compared to the three months ended December 31, 2020.

•The add back of non‑cash items increased operating cash flows by $36.1 million in the three months ended December 31, 2021, as compared to an increase to operating cash flows of $24.8 million in the three months ended December 31, 2020, resulting in an increase of $11.3 million. This increase was primarily related to foreign currency losses in the current period, compared to foreign currency gains in the prior period, as well as an increase in share-based compensation expenses in the current period. Non-cash changes also include, deferred income taxes, depreciation and amortization, amortization of deferred financing fees, and gains and losses on sale of property, plant, and equipment.
•The aggregate of receivables, inventories, contract assets and liabilities, and accounts payable provided $21.4 million in operating cash flows in the three months ended December 31, 2021, compared to providing $23.3 million in the three months ended December 31, 2020, resulting in a decrease to cash flows of $1.9 million as compared to the prior year period.
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
•The aggregate of the remaining assets and liabilities used $26.8 million of operating cash flows in the three months ended December 31, 2021, compared to using $30.0 million in the three months ended December 31, 2020, resulting in an increase to cash flows of $3.2 million. This is mainly due to timing of payments.
•Income taxes used $0.4 million during the three months ended December 31, 2021, as compared to using $1.3 million during the three months ended December 31, 2020, resulting in an increase to cash flows of $0.9 million as compared to the prior year period.
Investing Activities
Net cash used in investing activities was $14.8 million in the three months ended December 31, 2021, as compared to net cash used in investing activities of $26.0 million in the three months ended December 31, 2020, resulting in a net increase of $11.2 million as compared to the prior year period. This increase was largely driven by cash outflow associated with the Ultrapure acquisition in the prior year period. In addition, this increase was due to lower cash outflow associated with purchase of capital assets compared to the prior period as well as higher proceeds from the sale of property, plant, and equipment compared to the prior period.
Financing Activities
Net cash used in financing activities was $15.9 million in the three months ended December 31, 2021, as compared to providing $4.6 million in the three months ended December 31, 2020, resulting in a net decrease of $20.5 million as compared to the prior year period. The decrease in cash used in financing activities for the three months ended December 31, 2021 was primarily due to increased repayments of debt compared to the prior period. Additionally, cash received from the issuance of common stock in connection with the exercise of stock options declined compared to the prior period. There was also an increase in the current period of taxes paid related to net share settlements of share-based compensation awards compared to the prior period.
Seasonality
Our business may exhibit seasonality resulting from our customers’ increasing demand for our products and services during the spring and summer months as compared to the fall and winter months. For example, we generally experience increased demand for our odor control product lines and services in the warmer months which, together with other factors, typically results in improved performance in the second half of our fiscal year. Inclement weather and extreme weather events, such as hurricanes, winter storms, droughts, and floods, can also have varying impacts on our business. Certain events may cause customer shutdowns that prevent or defer our performance of services or sale of equipment, while other events may drive increased demand for our products and services, particularly emergency response services. As a result, our results from operations may vary from period to period.

Seasonal trends historically displayed by our business could be impacted by the COVID-19 pandemic, and past performance should not be considered indicative of future results.
Off‑Balance Sheet Arrangements
We had the following outstanding under our credit arrangements at December 31, 2021 and September 30, 2021:

(In millions)	December 31, 2021	September 30, 2021
Letters of credit	$9.8	$10.1
Surety bonds	$142.7	$147.8
The longest maturity date of the letters of credit and surety bonds in effect as of December 31, 2021 was March 20, 2030.
Critical Accounting Policies and Estimates
The Company’s significant accounting policies are described in Item 8., Note 2, “Summary of Significant Accounting Policies” and Item 7., “Critical Accounting Policies and Estimates” included in the 2021 Annual Report. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Report. The application of the Company’s accounting policies may require the use of estimates and assumptions. Management uses historical experience and all available information to make these estimates and assumptions. Estimates are revised as additional information becomes available. Actual results could differ from these estimates.
See Note 2, “Recent Accounting Pronouncements” in the Unaudited Consolidated Financial Statements in Item 1 of this Report for a discussion of recently issued accounting guidance.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the information concerning exposure to market risks as stated in Part I, Item 7A of the 2021 Annual Report.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are subject to various claims, charges, and litigation matters that arise in the ordinary course of business. We believe these actions are a normal incident of the nature and kind of business in which we are engaged. While it is not feasible to predict the outcome of these matters with certainty, we do not believe that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or prospects.

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

In October 2020, the Company learned that the SEC and the United States Attorney’s Office for the District of Massachusetts are investigating whether financial misstatements were made in the Company’s public filings and earnings announcements prior to October 2018, similar to what is alleged in the Securities Litigation. The Company is cooperating with those investigations. Although the Company is unable to predict the outcome or reasonably estimate any potential loss, we currently believe that this matter will not have a material adverse effect on our business, financial condition, results of operations, or prospects.
Item 1A. Risk Factors
There have been no material changes to the information concerning risk factors as stated in our 2021 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are filed or furnished as a part of this report:

Exhibit No.	Exhibit Description
10.1*†
Asset Purchase Agreement by and among Cantel Medical LLC, Cantel (Canada) Inc., Medivators Inc., Mar Cor Purification, Inc., Evoqua Water Technologies LLC, Evoqua Water Technologies Ltd., and, solely for purposes of Section 10.16, Evoqua Water Technologies Corp., dated December 20, 2021.

10.2*†	Form of Restricted Stock Unit Award-Notice of Grant under the Amended and Restated Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (for awards made after fiscal 2021).
10.3*†	Form of Performance Share Unit Award-Notice of Grant under the Amended and Restated Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (for awards made after fiscal 2021).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith
† Certain annexes to these agreements have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted annex upon request.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOQUA WATER TECHNOLOGIES CORP.

February 1, 2022	/s/ RONALD C. KEATING
	By:	Ronald C. Keating
Chief Executive Officer (Principal Executive Officer)

February 1, 2022	/s/ BENEDICT J. STAS
	By:	Benedict J. Stas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)