Form 10-Q
period 2022-03-31
Evoqua Water Technologies Corp.
filed 2022-05-03
CIK 1604643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended
March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There were 121,282,642 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of April 29, 2022.

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
All of these forward‑looking statements are based on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward‑looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 17, 2021, and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report may cause our actual results, performance or achievements to differ materially from any future results, performance, or achievements expressed or implied by these forward‑looking statements or could affect our share price. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward‑looking statements include, among other things:
•general global economic and business conditions, including the impacts of the COVID-19 pandemic and geopolitical conflicts, such as the conflict between Russia and Ukraine;
•our ability to execute projects on budget and on schedule;
•material, freight, and labor inflation, commodity and component availability constraints, and disruptions in global supply chains and transportation services;
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
•our ability to execute on our strategies related to environmental, social, and governance (“ESG”) matters, and achieve related goals and targets, including as a result of evolving standards, laws, regulations, processes, and assumptions, delayed scientific and technological developments, increased costs, and changes in carbon markets; and
•other risks and uncertainties, including those listed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as filed with the SEC on November 17, 2021, and in other filings we may make from time to time with the SEC.

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

Part I - Financial Information

Item 1. Financial Statements

Evoqua Water Technologies Corp.
Consolidated Balance Sheets
(In thousands)

	(Unaudited)
	March 31, 2022	September 30, 2021
ASSETS
Current assets	$777,532	$678,458
Cash and cash equivalents	129,500	146,244
Receivables, net	283,092	277,995
Inventories, net	216,933	158,503
Contract assets	99,502	72,746
Prepaid and other current assets	47,923	21,871
Income tax receivable	582	1,099
Property, plant, and equipment, net	395,290	374,988
Goodwill	476,259	407,376
Intangible assets, net	328,024	290,075
Deferred income taxes, net of valuation allowance	7,769	8,285
Operating lease right-of-use assets, net	49,395	45,521
Other non‑current assets	98,292	64,188
Total assets	$2,132,561	$1,868,891
LIABILITIES AND EQUITY
Current liabilities	$430,839	$405,989
Accounts payable	191,122	164,535
Current portion of debt, net of deferred financing fees and discounts	14,219	12,775
Contract liabilities	55,593	55,883
Product warranties	7,498	8,138
Accrued expenses and other liabilities	158,510	160,367
Income tax payable	3,897	4,291
Non‑current liabilities	$1,063,651	$880,683
Long-term debt, net of deferred financing fees and discounts	920,343	730,430
Product warranties	3,191	2,966
Obligation under operating leases	39,995	37,935
Other non‑current liabilities	83,418	92,909
Deferred income taxes	16,704	16,443
Total liabilities	$1,494,490	$1,286,672
Commitments and Contingent Liabilities (Note 19)
Shareholders’ equity
Common stock, par value $0.01: authorized 1,000,000 shares; issued 122,766 shares, outstanding 121,102 at March 31, 2022; issued 122,173 shares, outstanding 120,509 at September 30, 2021	$1,229	$1,223
Treasury stock: 1,664 shares at March 31, 2022 and 1,664 shares at September 30, 2021	(2,837)	(2,837)
Additional paid-in capital	592,105	582,052
Retained earnings (deficit)	2,135	(11,182)
Accumulated other comprehensive income, net of tax	43,846	11,415
Total Evoqua Water Technologies Corp. equity	$636,478	$580,671
Non-controlling interest	1,593	1,548
Total shareholders’ equity	$638,071	$582,219
Total liabilities and shareholders’ equity	$2,132,561	$1,868,891
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Revenue from product sales	$259,775	$202,466	$472,343	$382,481
Revenue from services	166,953	144,098	320,653	286,276
Revenue from product sales and services	$426,728	$346,564	$792,996	$668,757
Cost of product sales	(185,330)	(144,521)	(339,125)	(275,582)
Cost of services	(112,512)	(96,124)	(214,477)	(191,911)
Cost of product sales and services	$(297,842)	$(240,645)	$(553,602)	$(467,493)
Gross profit	$128,886	$105,919	$239,394	$201,264
General and administrative expense	(66,976)	(52,928)	(124,805)	(95,211)
Sales and marketing expense	(39,859)	(33,830)	(76,308)	(67,758)
Research and development expense	(3,751)	(3,393)	(7,203)	(6,516)
Total operating expenses	$(110,586)	$(90,151)	$(208,316)	$(169,485)
Other operating income	1,415	511	3,072	991
Other operating expense	(143)	(101)	(290)	(358)
Income before interest expense and income taxes	$19,572	$16,178	$33,860	$32,412
Interest expense	(9,950)	(8,395)	(16,529)	(17,068)
Income before income taxes	$9,622	$7,783	$17,331	$15,344
Income tax expense	(2,248)	(2,701)	(3,869)	(3,785)
Net income	$7,374	$5,082	$13,462	$11,559
Net income attributable to non‑controlling interest	44	46	145	90
Net income attributable to Evoqua Water Technologies Corp.	$7,330	$5,036	$13,317	$11,469
Basic income per common share	$0.06	$0.04	$0.11	$0.10
Diluted income per common share	$0.06	$0.04	$0.11	$0.09
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net income	$7,374	$5,082	$13,462	$11,559
Other comprehensive income (loss)
Foreign currency translation adjustments	2,176	26,891	3,785	22,014
Unrealized derivative gain on cash flow hedges, net of tax	21,730	9,091	28,311	10,093
Change in pension liability, net of tax	166	110	335	374
Total other comprehensive income	$24,072	$36,092	$32,431	$32,481
Less: Comprehensive income attributable to non‑controlling interest	(44)	(46)	(145)	(90)
Comprehensive income attributable to Evoqua Water Technologies Corp.	$31,402	$41,128	$45,748	$43,950
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Changes in Equity
(In thousands)

	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at September 30, 2021	122,173	$1,223	1,664	$(2,837)	$582,052	$(11,182)	$11,415	$1,548	$582,219
Equity based compensation expense	—	—	—	—	5,203	—	—	—	$5,203
Issuance of common stock, net	199	2	—	—	822	—	—	—	$824
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(100)	$(100)
Net income	—	—	—	—	—	5,987	—	101	$6,088
Other comprehensive income	—	—	—	—	—	—	8,359	—	$8,359
Balance at December 31, 2021	122,372	$1,225	1,664	$(2,837)	$588,077	$(5,195)	$19,774	$1,549	$602,593
Equity based compensation expense	—	—	—	—	5,386	—	—	—	$5,386
Issuance of common stock, net	394	4	—	—	(1,358)	—	—	—	$(1,354)
Net income	—	—	—	—	—	7,330	—	44	$7,374
Other comprehensive income	—	—	—	—	—	—	24,072	—	$24,072
Balance at March 31, 2022	122,766	$1,229	1,664	$(2,837)	$592,105	$2,135	$43,846	$1,593	$638,071

	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at September 30, 2020	119,486	$1,189	2,195	$(2,837)	$564,928	$(62,664)	$(20,472)	$1,919	$482,063
Equity based compensation expense	—	—	—	—	3,019	—	—	—	$3,019
Issuance of common stock, net	1,264	13	1	—	14,250	—	—	—	$14,263
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(250)	$(250)
Net income	—	—	—	—	—	6,433	—	44	$6,477
Other comprehensive loss	—	—	—	—	—	—	(3,611)	—	$(3,611)
Balance at December 31, 2020	120,750	$1,202	2,196	$(2,837)	$582,197	$(56,231)	$(24,083)	$1,713	$501,961
Equity based compensation expense	—	—	—	—	3,214	—	—	—	$3,214
Issuance of common stock, net	692	13	(532)	—	(21,377)	—	—	—	$(21,364)
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(100)	$(100)
Net income	—	—	—	—	—	5,036	—	46	$5,082
Other comprehensive income	—	—	—	—	—	—	36,092	—	$36,092
Balance at March 31, 2021	121,442	$1,215	1,664	$(2,837)	$564,034	$(51,195)	$12,009	$1,659	$524,885
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Changes in Cash Flows
(In thousands)

	Six Months Ended March 31,
	2022	2021
Operating activities
Net income	$13,462	$11,559
Reconciliation of net income to cash flows provided by operating activities:
Depreciation and amortization	61,156	54,607
Amortization of deferred financing fees (includes $0 and $0 write off of deferred financing fees)	926	1,044
Deferred income taxes	592	476
Share-based compensation	10,589	6,233
(Gain) loss on sale of property, plant, and equipment	(61)	807
(Gain) loss on sale of business	(193)	191
Foreign currency exchange losses (gains) on intercompany loans and other non-cash items	3,728	(3,659)
Changes in assets and liabilities
Accounts receivable	16,554	36,221
Inventories	(26,754)	(14,091)
Contract assets	(26,910)	6,553
Prepaids and other current assets	(14,049)	(9,921)
Accounts payable	19,589	(9,799)
Accrued expenses and other liabilities	(13,648)	(9,089)
Contract liabilities	(382)	9,829
Income taxes	135	(3,948)
Other non‑current assets and liabilities	(15,586)	(13,955)
Net cash provided by operating activities	29,148	63,058
Investing activities
Purchase of property, plant, and equipment	(36,320)	(36,297)
Purchase of intangibles	(1,582)	(539)
Proceeds from sale of property, plant, and equipment	1,940	640
Proceeds from sale of business, net of cash of $0 and $0	356	897
Acquisitions, net of cash received $0 and $0	(194,976)	(8,743)
Net cash used in investing activities	(230,582)	(44,042)
Financing activities
Issuance of debt, net of deferred issuance costs	223,793	13,993
Repayment of debt	(33,362)	(10,036)
Repayment of finance lease obligation	(6,571)	(6,901)
Proceeds from issuance of common stock	5,274	13,430
Taxes paid related to net share settlements of share-based compensation awards	(5,144)	(1,863)
Distribution to non‑controlling interest	(100)	(350)
Net cash provided by financing activities	183,890	8,273
Effect of exchange rate changes on cash	800	2,428
Change in cash and cash equivalents	(16,744)	29,717
Cash and cash equivalents
Beginning of period	146,244	193,001
End of period	$129,500	$222,718
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Supplemental Disclosure of Cash Flow Information
(In thousands)

	Six Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid for taxes	$2,889	$5,457
Cash paid for interest	$12,537	$14,647
Non‑cash investing and financing activities
Finance lease transactions	$6,199	$9,044
Operating lease transactions	$11,385	$7,993
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
The Business
EWT provides a wide range of product brands and advanced water and wastewater treatment systems and technologies, as well as mobile and emergency water supply solutions and service contract options through its branch network. Headquartered in Pittsburgh, Pennsylvania, EWT is a multinational corporation with operations in the United States (“U.S.”), Canada, the United Kingdom (“UK”), the Netherlands, Germany, Australia, the People’s Republic of China, Singapore and India.
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

2. Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends Accounting Standards Codification (“ASC”) 805 to require an acquirer to, at the date of acquisition, recognize and measure contract assets and contract liabilities acquired in accordance with ASU 2014-9, Revenue from Contracts with Customers (Topic 606) (“Topic 606”), as if the entity had originated the contracts, rather than adjust them to fair value at the acquisition date. The guidance is effective for fiscal years beginning after December 15, 2022 and is to be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is currently assessing the impact of adoption on the Company’s Unaudited Consolidated Financial Statements and related disclosures.
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
3. Variable Interest Entities
Treated Water Outsourcing (“TWO”) is a joint venture between the Company and Nalco Water, an Ecolab company (“Nalco”), in which the Company held a 50% partnership interest as of March 31, 2022. The Company is obligated to absorb all risk of loss up to 100% of the joint venture partner’s equity. As such, the Company fully consolidates TWO as a variable interest entity (“VIE”) under ASC Topic No. 810, Consolidation. The Company has not provided, and is not contractually required to provide, additional financial support to this entity, and the Company does not have the ability to use the assets of TWO to settle obligations of the Company’s other subsidiaries.
The following provides a summary of TWO’s balance sheet as of March 31, 2022 and September 30, 2021, and summarized financial information for the three and six months ended March 31, 2022 and 2021.

	March 31, 2022	September 30, 2021
Current assets (includes cash of $1,165 and $1,380)	$3,195	$3,202
Property, plant, and equipment	782	903
Goodwill	2,206	2,206
Total liabilities	(791)	(1,009)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Total revenue	$796	$834	$1,641	$1,668
Total operating expenses	(703)	(732)	(1,440)	(1,469)
Income from operations	$93	$102	$201	$199
On April 1, 2022, the Company acquired the remaining 50% partnership interest in TWO from Nalco. See Note 23, “Subsequent Events” for further discussion.

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
In addition, the Company entered into an agreement to purchase the remaining 40% interest in Frontier on or prior to March 30, 2024. This agreement (a) gave holders of the remaining 40% interest in Frontier (the “Minority Owners”) the right to sell to Evoqua up to approximately 10% of the outstanding equity in Frontier at a predetermined price, which right was exercisable by the Minority Owners between January 1, 2021 and February 28, 2021 (the “Option”), and (b) obligates the Company to purchase and the Minority Owners to sell all of the Minority Owners’ remaining interest in Frontier at the fair market value at the time of sale on or prior to March 30, 2024 (the “Purchase Right”). The Purchase Right may be exercised early by the Minority Owners. The agreement to purchase the remaining interest was determined to be a financing due to the mandatory Purchase Right, as per ASC Topic 480, Distinguishing Liabilities From Equity, and as such, the Company recognized a liability for the remaining 40% interest. The Minority Owners exercised the Option, and on April 8, 2021, the Company completed the purchase of an additional 8% of the outstanding equity in Frontier for approximately $1,490. As a result, the Company’s ownership position in Frontier increased to 68%. In January 2022, the Minority Owners exercised the Purchase Right, and on April 1, 2022, the Company purchased the remaining outstanding equity in Frontier. See Note 23, “Subsequent Events” for further discussion.
Additionally, the Company fully consolidates Frontier as a VIE under ASC Topic No. 810, Consolidation.
The following provides a summary of Frontier’s balance sheet as of March 31, 2022 and September 30, 2021, and summarized financial information for the three and six months ended March 31, 2022 and 2021.

	March 31, 2022	September 30, 2021
Current assets (includes cash of $5,959 and $2,095)	$13,278	$12,495
Property, plant, and equipment	1,955	2,113
Goodwill	1,798	1,798
Intangible assets, net	7,439	8,265
Total liabilities	(7,911)	(9,425)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Total revenue	$6,414	$2,078	$13,363	$2,848
Total operating expenses	(6,149)	(2,401)	(12,135)	(4,139)
Income (loss) from operations	$265	$(323)	$1,228	$(1,291)
4. Acquisitions and Divestitures
Acquisitions support the Company’s strategy of delivering a broad solutions portfolio with robust technology across multiple geographies and end markets. The Company continues to evaluate potential strategic acquisitions of businesses, assets and product lines and believes that capex-like, tuck-in acquisitions present key opportunities within its overall growth strategy.

On December 20, 2021, the Company and its indirect wholly-owned subsidiaries Evoqua Water Technologies LLC (“EWT LLC”) and Evoqua Water Technologies Ltd. (together with EWT LLC, the “Buyer”) entered into an Asset Purchase Agreement (the “Agreement”) with Cantel Medical LLC, Mar Cor Purification, Inc., and certain of their affiliates (collectively, the “Sellers”), each wholly-owned subsidiaries of Steris plc, pursuant to which the Buyer agreed to acquire certain assets of the Sellers and assume certain liabilities of the Sellers that are owned or used or arise in connection with the global operation of the Sellers’ renal business (the “Mar Cor Business”) for an aggregate purchase price of $196,300 in cash at closing (the “Purchase Price”), subject to customary adjustments, including for working capital (the “Transaction”). On January 3, 2022, we completed the Transaction to acquire the Mar Cor Business for $194,976 paid in cash at closing, following adjustments. The Company utilized cash on hand and borrowed an additional $160,000 under our 2021 Revolving Credit Facility (as defined below) to fund the Transaction. The Mar Cor Business is included within the Integrated Solutions and Services segment.
The Purchase Price includes a $12,300 earn out, which is being held in escrow and will be paid, pro rata, to the Sellers if the Mar Cor Business meets certain sales performance goals through December 31, 2022 (the “Earn Out”). Any portion of the Earn Out not paid to the Sellers during the first year following closing of the Transaction will be returned to the Buyer. A Monte Carlo simulation was performed to determine the fair value of an Earn Out asset for the amount expected to be received back from escrow based on the forecasted achievement of the sales performance goals associated with the Earn Out. See Note 6, Fair Value Measurements, for further discussion. In addition, approximately $12,965 of the Purchase Price was placed into an escrow account, of which $9,815 is to secure general indemnification claims against the Sellers and $3,150 is for net working capital adjustments. During the three and six months ended March 31, 2022, the Company incurred approximately $2,116 and $3,178, respectively, in acquisition costs, which are included in General and administrative expense on the Unaudited Consolidated Statements of Operations.
The acquisition of the Mar Cor Business has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. These preliminary estimates are subject to revision during the measurement period as additional analyses are performed and third-party valuations are finalized, and these differences could have a material impact on the accounting for the business combination.

Receivables, net	$21,418
Inventories, net	32,560
Earn Out asset	7,824
Other current assets	1,732
Property, plant, and equipment, net	18,747
Goodwill	68,370
Intangible assets, net	57,152
Other non-current assets	7,434
Total assets acquired	215,237
Current liabilities	(14,719)
Non-current liabilities	(5,542)
Total liabilities assumed	(20,261)
Net assets acquired	$194,976
During the three months ended March 31, 2022, the Company completed the divestiture of the resin regeneration assets in Germany (the “Germany Regen Business”) for $356 in cash at closing, resulting in a gain of $193 recognized on the sale. The Germany Regen Business was a part of the Applied Product Technologies segment.

5. Revenue
Performance Obligations
The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations if the product has an alternative use and the Company does not have an enforceable right to payment for the performance completed to date, including a normal profit margin, in the event of termination for convenience. The Company maintains a backlog of confirmed orders, which totaled approximately $269,814 at March 31, 2022. This backlog represents the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that the majority of these performance obligations will be satisfied within the next twelve to twenty-four months.
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
Information regarding the source of revenue:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Revenue from contracts with customers recognized under Topic 606	$382,758	$297,919	$700,529	$583,107
Other(1)	43,970	48,645	92,467	85,650
Total	$426,728	$346,564	$792,996	$668,757
(1)     Other revenue relates to revenue recognized pursuant to ASU 2016-02, Leases (Topic 842), primarily attributable to long term rentals.

Information regarding revenue disaggregated by source of revenue and segment is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Integrated Solutions and Services
Revenue from capital projects	$70,702	$52,093	$137,804	$102,719
Revenue from aftermarket	62,271	32,501	91,569	59,647
Revenue from service	161,867	139,540	310,513	276,485
Total	$294,840	$224,134	$539,886	$438,851
Applied Product Technologies
Revenue from capital projects	$91,778	$90,296	$175,662	$167,185
Revenue from aftermarket	35,024	27,576	67,308	52,930
Revenue from service	5,086	4,558	10,140	9,791
Total	$131,888	$122,430	$253,110	$229,906
Total Revenue
Revenue from capital projects	$162,480	$142,389	$313,466	$269,904
Revenue from aftermarket	97,295	60,077	158,877	112,577
Revenue from service	166,953	144,098	320,653	286,276
Total	$426,728	$346,564	$792,996	$668,757

Information regarding revenue disaggregated by geographic area is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
United States	$352,639	$274,681	$647,347	$538,812
Asia	28,042	26,976	58,947	49,581
Europe	28,641	31,527	54,270	52,812
Canada	13,748	10,636	26,409	21,815
Australia	3,658	2,744	6,023	5,737
Total	$426,728	$346,564	$792,996	$668,757
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

The tables below provide a roll-forward of contract assets and contract liabilities balances for the periods presented:

	Six Months Ended March 31,
Contract assets(a)	2022	2021
Balance at beginning of period	$72,746	$80,759
Recognized in current period	206,859	147,593
Reclassified to accounts receivable	(179,967)	(153,964)
Foreign currency	(136)	413
Balance at end of period	$99,502	$74,801
(a)     Excludes receivable balances which are disclosed on the Consolidated Balance Sheets.

	Six Months Ended March 31,
Contract Liabilities	2022	2021
Balance at beginning of period	$55,883	$26,259
Recognized in current period	174,518	158,452
Amounts in beginning balance reclassified to revenue	(44,292)	(20,703)
Current period amounts reclassified to revenue	(130,629)	(127,684)
Foreign currency	113	570
Balance at end of period	$55,593	$36,894
6. Fair Value Measurements
As of March 31, 2022 and September 30, 2021, the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximated carrying values due to the short maturity of these items.
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

	Net Asset Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2022
Assets:
Pension plan
Cash	$—	$441	$—	$—
Global Multi-Asset Fund	14,182	—	—	—
Government Securities	1,966	—	—	—
Liability Driven Investment	5,687	—	—	—
Guernsey Unit Trust	2,423	—	—	—
Global Absolute Return	2,106	—	—	—
Deferred compensation plan assets
Cash	—	1,052	—	—
Mutual Funds	—	15,432	—	—
Earn-out assets related to acquisitions	—	—	—	7,824
Total return swaps—deferred compensation	—	—	250	—
Interest rate swaps	—	—	30,940	—
Foreign currency forward contracts	—	—	112	—
Commodity swaps	—	—	9	—
Liabilities:
Pension plan	—	—	(44,344)	—
Deferred compensation plan liabilities	—	—	(24,191)	—
Long‑term debt	—	—	(942,133)	—
Foreign currency forward contracts	—	—	(33)	—
Earn-out liabilities related to acquisitions	—	—	—	(25)
Purchase Right	—	—	—	(10,396)

	Net Asset Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2021
Assets:
Pension plan
Cash	$—	$831	$—	$—
Global Multi-Asset Fund	15,244	—	—	—
Government Securities	5,158	—	—	—
Liability Driven Investment	2,793	—	—	—
Guernsey Unit Trust	2,387	—	—	—
Global Absolute Return	2,225	—	—	—
Deferred compensation plan assets
Cash	—	1,251	—	—
Mutual Funds	—	17,806	—	—
Interest rate swaps	—	—	3,127	—
Foreign currency forward contracts	—	—	24	—
Liabilities:
Pension plan	—	—	(46,013)	—
Deferred compensation plan liabilities	—	—	(24,382)	—
Total return swaps—deferred compensation	—	—	(130)	—
Long‑term debt	—	—	(752,988)	—
Interest rate swaps	—	—	(303)	—
Foreign currency forward contracts	—	—	(102)	—
Commodity swaps	—	—	(19)	—
Earn-out liabilities related to acquisitions	—	—	—	(150)
Purchase Right	—	—	—	(8,305)
The pension plan assets and liabilities and deferred compensation plan assets and liabilities are included in Other non‑current assets and Other non‑current liabilities at March 31, 2022 and September 30, 2021. The unrealized loss on mutual funds was $418 at March 31, 2022.
The Company records contingent consideration arrangements at fair value on a recurring basis, and the associated balances presented as of March 31, 2022 and September 30, 2021 are earn-outs related to acquisitions. The fair value of earn-outs related to acquisitions is based on significant unobservable inputs including the achievement of certain performance metrics. Significant changes in these inputs would result in corresponding increases or decreases in the fair value of the earn-out each period until the related contingency has been resolved. Changes in the fair value of the contingent consideration obligations and assets can result from adjustments in the probability of achieving future development steps, sales targets and profitability and are recorded in General and administrative expenses in the Unaudited Consolidated Statements of Operations. During the three and six months ended March 31, 2022, the Company recorded a decrease in the fair value of the earn-out liability related to the prior year acquisition of Water Consulting Specialists, Inc. (“WCSI”) of $25 and $125, respectively. As a result of the Mar Cor Business acquisition on January 3, 2022, the Company recorded an Earn Out asset for $7,824 which represents the fair value of amounts expected to be received back from escrow based on the forecasted achievement of certain sales performance goals. As of March 31, 2022 and September 30, 2021, earn-out liabilities related to acquisitions totaled $25 and $150, respectively, and are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. As of March 31, 2022 and September 30, 2021, earn-out assets related to acquisitions total $7,824 and $0, respectively, and are included in Prepaid and other current assets on the Consolidated Balance Sheets.

As of March 31, 2022, the Company had a liability recorded for the Purchase Right to purchase the remaining 32% interest of Frontier. The fair value of this right is based upon significant unobservable inputs including future earnings and other market factors. Significant changes in these inputs would result in corresponding increases or decreases in the fair value of this right each period until the purchase of the remaining interest has occurred. Changes in the fair value can result from earnings achieved over the passage of time and will be recorded in Interest expense in the Unaudited Consolidated Statements of Operations. On April 1, 2022, the Minority Owners exercised the Purchase Right, and the Company purchased the remaining 32% interest in Frontier for $10,396. See Note 23, “Subsequent Events” for further discussion. As a result, during the three and six months ended March 31, 2022, the Company recorded an increase in the fair value of the Purchase Right liability of $2,091, which was recorded to Interest expense on the Unaudited Consolidated Statements of Operations. As of March 31, 2022 and September 30, 2021, $10,396 and $0, respectively, is included in Accrued expenses and other liabilities related to the Purchase Right on the Consolidated Balance Sheets. As of March 31, 2022 and September 30, 2021, $0 and $8,305, respectively is included in Other non‑current liabilities related to the Purchase Right on the Consolidated Balance Sheets.
7. Accounts Receivable
Accounts receivable are summarized as follows:

	March 31, 2022	September 30, 2021
Accounts receivable	$289,462	$282,819
Allowance for credit losses	(6,370)	(4,824)
Receivables, net	$283,092	$277,995
The movement in the allowance for credit losses was as follows for the six months ended March 31, 2022:

Balance at September 30, 2021	$(4,824)
Charged to costs and expenses	(1,134)
Write-offs	146
Foreign currency and other	(558)
Balance at March 31, 2022	$(6,370)
8. Inventories
The major classes of Inventories, net are as follows:

	March 31, 2022	September 30, 2021
Raw materials and supplies	$115,340	$86,469
Work in progress	31,599	19,842
Finished goods and products held for resale	79,766	59,624
Costs of unbilled projects	2,545	2,277
Reserves for excess and obsolete	(12,317)	(9,709)
Inventories, net	$216,933	$158,503

9. Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	March 31, 2022	September 30, 2021
Machinery and equipment	$395,017	$388,352
Rental equipment	253,800	246,257
Land and buildings	77,498	70,048
Construction in process	62,142	59,737
	788,457	764,394
Less: accumulated depreciation	(393,167)	(389,406)
Property, plant, and equipment, net	$395,290	$374,988
The Company entered into secured financing agreements that require providing a security interest in specified equipment and, in some cases, the underlying contract. As of March 31, 2022 and September 30, 2021, the gross and net amounts of those assets are as follows:

	March 31, 2022		September 30, 2021
	Gross	Net	Gross	Net
Machinery and equipment	$86,033	$65,752	$73,632	$57,036
Construction in process	9,668	9,668	30,504	30,504
	$95,701	$75,420	$104,136	$87,540
Depreciation expense and maintenance and repairs expense for the three and six months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Depreciation expense	$20,722	$18,769	$40,042	$37,280
Maintenance and repair expense	7,475	4,754	13,594	9,962
10. Goodwill
Changes in the carrying amount of goodwill are as follows:

	Integrated Solutions and Services	Applied Product Technologies	Total
Balance at September 30, 2021	$233,830	$173,546	$407,376
Business combinations and divestitures	68,370	(34)	68,336
Foreign currency translation	714	(167)	547
Balance at March 31, 2022	$302,914	$173,345	$476,259
As of March 31, 2022 and September 30, 2021, $228,037 and $159,730, respectively, of goodwill was deductible for tax purposes.

11. Debt
Long‑term debt, including accrued interest, consists of the following:

	March 31, 2022	September 30, 2021
2021 Term Loan, due April 1, 2028 (1)	$471,438	$473,837
2021 Revolving Credit Facility, due April 1, 2026 (2)	221,106	37,268
Securitization Facility, due April 1, 2024 (3)	150,078	150,061
Equipment Financing, due September 30, 2023 to July 31, 2029, interest rates ranging from 3.13% to 8.07%	102,752	93,375
Notes Payable, due July 31, 2023 (4)	—	402
Total debt	945,374	754,943
Less unamortized deferred financing fees	(10,812)	(11,738)
Total net debt	934,562	743,205
Less current portion	(14,219)	(12,775)
Total long‑term debt	$920,343	$730,430
(1)The interest rate on the 2021 Term Loan was 2.75% as of March 31, 2022, comprised of 0.25% LIBOR plus the 2.50% spread. Includes accrued interest of $0 and $25 at March 31, 2022 and September 30, 2021, respectively.
(2)The 2021 Revolving Credit Facility includes $187,000 with an interest rate of 2.20% as of March 31, 2022, comprised of 0.25% LIBOR plus the 1.95% spread, and $34,000 with an interest rate of 4.45%. as of March 31, 2022, comprised of 3.50% Prime Rate plus the 0.95% spread. During the three months ended March 31, 2022, the spread on the 2021 Revolving Credit Facility was reduced from 2.25% at September 30, 2021 as a result of a Sustainability Pricing Adjustment per the 2021 Credit Agreement. Includes accrued interest of $106 and $268, at March 31, 2022 and September 30, 2021, respectively.
(3)The interest rate on the Securitization Facility was 1.70% as of March 31, 2022, comprised of 0.45% LIBOR plus the 1.25% spread. Includes accrued interest of $78 and $61 at March 31, 2022 and September 30, 2021, respectively.
(4)In March 2022, the outstanding balance of the Notes Payable due July 31, 2023, was repaid in conjunction with the Company’s acquisition of TWO. See Note 23, “Subsequent Events” for further discussion.

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

The 2021 Credit Agreement contains customary representations, warranties, affirmative covenants, and negative covenants, including, among other things, a springing maximum first lien leverage ratio of 5.55 to 1.00. The Company did not exceed this ratio during the six months ended March 31, 2022, does not anticipate exceeding this ratio during the year ending September 30, 2022, and therefore does not anticipate any additional repayments during the year ending September 30, 2022.
The following table summarizes the amount of the Company’s outstanding borrowings and outstanding letters of credit under the 2021 Revolving Credit Facility as of March 31, 2022 and September 30, 2021.

	March 31, 2022	September 30, 2021
Borrowing availability	$350,000	$350,000
Outstanding borrowings	221,000	37,000
Outstanding letters of credit	9,604	10,112
Unused amounts	$119,396	$302,888
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
The Receivables Securitization Program contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the Receivables being sold by the Originators and securing the loans made by the Receivables Financing Lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. The Company was in compliance with all covenants during the six months ended March 31, 2022, does not anticipate becoming noncompliant during the year ending September 30, 2022, and therefore, subject to limitations arising from collateral availability, does not anticipate any additional repayments during the year ending September 30, 2022.

Equipment Financings
During the six months ended March 31, 2022, the Company completed the following equipment financings:

Date Entered	Due	Interest Rate at March 31, 2022	Principal Amount
March 18, 2022	March 17, 2029	4.67%	$1,839
March 16, 2022	July 31, 2029(1)	4.75%	1,317
March 15, 2022	April 1, 2029	4.74%	4,788
December 30, 2021	December 30, 2028	3.94%	2,207
December 23, 2021	July 31, 2029(1)	4.75%	3,742
			$13,893
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
Deferred Financing Fees and Discounts
Deferred financing fees and discounts related to the Company’s long-term debt were included as a contra liability to debt on the Consolidated Balance Sheets as follows:

	March 31, 2022	September 30, 2021
Current portion of deferred financing fees and discounts(1)	$(1,883)	$(1,866)
Long-term portion of deferred financing fees and discounts(2)	(8,929)	(9,872)
Total deferred financing fees and discounts	$(10,812)	$(11,738)
(1)Included in Current portion of debt, net of deferred financing fees and discounts on the Consolidated Balance Sheets.
(2)Included in Long-term debt, net of deferred financing fees and discounts on the Consolidated Balance Sheets.
Amortization of deferred financing fees and discounts included in interest expense was $459 and $518 for the three months ended March 31, 2022 and 2021 and $926 and $1,044 for the six months ended March 31, 2022 and 2021, respectively.

Repayment Schedule
Aggregate maturities of all long‑term debt, including current portion of long‑term debt and excluding finance lease obligations as of March 31, 2022, are presented below:

Fiscal Year
Remainder of 2022	$7,886
2023	16,748
2024	165,512
2025	17,100
2026	20,417
Thereafter	717,711
Total	$945,374
12. Derivative Financial Instruments
Interest Rate Risk Management
The Company is subject to market risk exposure arising from changes in interest rates on the senior secured credit facilities as well as variable rate equipment financings, which bear interest at rates that are indexed against LIBOR. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to mitigate its exposure to rising interest rates. As of March 31, 2022, the notional amount of the Company’s interest rate swaps was $531,000.
Foreign Currency Risk Management
The Company’s functional currency is the U.S. dollar. By operating internationally, the Company is subject to foreign currency translation risk associated with converting the foreign operations’ financial statements into U.S. dollars transactions denominated in currencies other than the U.S. dollar (“foreign currencies”). The Company is also subject to currency risk from transactions denominated in foreign currencies. To mitigate cross-currency transaction risk, the Company analyzes significant exposures where it has receipts or payments in a currency other than the functional currency of its operations, and from time to time may strategically enter into short-term foreign currency forward contracts to lock in some or all of the cash flows associated with these transactions. The Company uses foreign currency derivative contracts in order to manage the effect of exchange fluctuations on forecasted sales and purchases that are denominated in foreign currencies. To mitigate the impact of foreign exchange rate risk, the Company entered into a series of forward contracts designated as cash flow hedges. As of March 31, 2022, the notional amount of the forward contracts was $9,460.

Equity Price Risk Management
The Company is exposed to variability in compensation charges related to certain deferred compensation obligations to employees. Equity price movements affect the compensation expense as certain investments made by the Company’s employees in the deferred compensation plan are revalued. Although not designated as accounting hedges, the Company utilizes derivatives such as total return swaps to economically hedge a portion of this exposure and offset the related compensation expense. As of March 31, 2022, the notional amount of the total return swaps was $5,488.
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

Derivatives Designated as Cash Flow Hedges
The following represents the fair value recorded for derivatives designated as cash flow hedges for the periods presented:

		Asset Derivatives
	Balance Sheet Location	March 31, 2022	September 30, 2021
Interest rate swaps	Prepaid and other current assets	$5,996	$3,127
Foreign currency forward contracts	Prepaid and other current assets	112	6
Commodity swaps	Prepaid and other current assets	9	—
Interest rate swaps	Other non‑current assets	24,944	—

		Liability Derivatives
	Balance Sheet Location	March 31, 2022	September 30, 2021
Interest rate swaps	Accrued expenses and other current liabilities	$—	$303
Foreign currency forward contracts	Accrued expenses and other current liabilities	33	102
Commodity swaps	Accrued expenses and other current liabilities	—	19
The following represents the amount of gain (loss) recognized in Accumulated other comprehensive income (loss) (“AOCI”) (net of tax) during the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Interest rate swaps	$21,077	$8,811	$26,948	$9,268
Foreign currency forward contracts	100	(335)	82	(332)
Commodity swaps	8	—	28	—
	$21,185	$8,476	$27,058	$8,936
The following represents the amount of (loss) gain reclassified from AOCI into earnings during the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
Location of (Loss) Gain	2022	2021	2022	2021
Cost of product sales and services	$6	$(13)	$(79)	$(13)
General and administrative expense	—	(40)	(7)	(72)
Selling and marketing expense	(1)	(39)	—	(39)
Interest expense	(550)	(523)	(1,167)	(1,033)
	$(545)	$(615)	$(1,253)	$(1,157)
Based on the fair value amounts of the Company’s cash flow hedges at March 31, 2022, the Company expects that approximately $76 of pre-tax net gains will be reclassified from AOCI into earnings during the next twelve months. The amount ultimately realized, however, will differ as exchange rates vary and the underlying contracts settle.

Derivatives Not Designated as Hedging Instruments
The following represents the fair value recorded for derivatives not designated as cash flow hedges for the periods presented:

		Asset Derivatives
	Balance Sheet Location	March 31, 2022	September 30, 2021
Total return swaps—deferred compensation	Prepaid and other current assets	$250	$—
Foreign currency forward contracts	Prepaid and other current assets	—	18

		Liability Derivatives
	Balance Sheet Location	March 31, 2022	September 30, 2021
Total return swaps—deferred compensation	Accrued expenses and other current liabilities	$—	$130
The following represents the amount of loss recognized in earnings for derivatives not designated as hedges during the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
Location of Loss	2022	2021	2022	2021
General and administrative expense	$(352)	$—	$(41)	$—
	$(352)	$—	$(41)	$—
13. Product Warranties
A reconciliation of the activity related to the accrued warranty, including both the current and long‑term portions, is as follows:

	Current Product Warranties		Non-Current Product Warranties
	Six Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Balance at beginning of the period	$8,138	$6,115	$2,966	$1,724
Warranty provision for sales	2,797	2,188	609	714
Settlement of warranty claims	(3,345)	(1,699)	(338)	(471)
Foreign currency translation and other	(92)	110	(46)	22
Balance at end of the period	$7,498	$6,714	$3,191	$1,989
14. Restructuring and Related Charges
To better align its resources with its growth strategies and reduce its cost structure, the Company commits to various restructuring plans as necessary. The Company has undertaken various restructuring initiatives, including activities to reduce the cost structure and rationalize location footprint following the sale of the Memcor product line, transitioning from a three-segment structure to a two-segment operating model designed to better serve the needs of customers worldwide, and various initiatives within the Integrated Solutions and Services segment to drive efficiency and effectiveness in certain divisions.
The Company currently expects to incur in future periods approximately $100 to $1,100 of costs related to restructuring programs initiated in prior periods.

The table below sets forth the amounts accrued for the restructuring components and related activity:

	Six Months Ended March 31,
	2022	2021
Balance at beginning of the period	$304	$970
Restructuring charges following the sale of the Memcor product line	754	3,808
Restructuring charges related to two-segment realignment	297	562
Restructuring charges related to other initiatives	1,817	1,444
Release of prior reserves	(66)	(283)
Write off charges	—	(966)
Cash payments	(2,220)	(4,359)
Other adjustments	2	9
Balance at end of the period	$888	$1,185
The balances for accrued restructuring liabilities at March 31, 2022 and September 30, 2021, are recorded in Accrued expenses and other liabilities on the Consolidated Balance Sheets. Restructuring charges primarily represent severance charges and other employee costs, fixed asset write-offs, and certain relocation expenses. The Company expects to pay the remaining amounts accrued as of March 31, 2022 during the remainder of fiscal 2022.
The table below sets forth the location of amounts recorded above on the Unaudited Consolidated Statements of Operations:

	Six Months Ended March 31,
	2022	2021
Cost of product sales and services	$867	$3,428
General and administrative expense	1,719	1,089
Sales and marketing expense	—	340
Research and development expense	1	(16)
Other operating expense, net	215	690
	$2,802	$5,531
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

The components of net periodic benefit cost for the plans were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Service cost	$227	$287	$459	$571
Interest cost	107	80	215	159
Expected return on plan assets	(129)	(87)	(261)	(174)
Amortization of actuarial losses	166	110	335	374
Pension expense for defined benefit plans	$371	$390	$748	$930
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
Annual Effective Tax Rate
The PAETR, which excludes the impact of discrete items, was 22.6% and 14.6% as of the six months ended March 31, 2022 and 2021, respectively. For the six months ended March 31, 2022, the PAETR was higher than the U.S. federal statutory rate of 21.0% primarily due to the mix of earnings between countries, most of which have higher statutory rates than the U.S., which was mostly offset by the impact of maintaining a valuation allowance that is provided on U.S. deferred tax assets. The current year PAETR was higher than the prior year’s rate due to an increase in projected pretax book income in countries with higher statutory tax rates.
The Company continues to maintain a full valuation allowance on U.S. federal and state net deferred tax assets (excluding the tax effects of deferred tax liabilities associated with indefinite lived intangibles) for the period ending March 31, 2022 as a result of pretax losses incurred since the Company’s inception in early 2014. The Company believes it is prudent to retain a valuation allowance until a more consistent pattern of earnings is established and net operating loss carryforwards begin to be utilized.
Current and Prior Period Tax Expense
For the three months ended March 31, 2022, the Company recognized income tax expense of $2,248 on pretax income of $9,622. The rate of 23.4% differed from the U.S. statutory rate of 21.0% as the mix of earnings between countries, most of which have higher statutory tax rates than the U.S., was mostly offset by the impact of maintaining a U.S. valuation allowance that is provided on U.S. deferred tax assets.
For the three months ended March 31, 2021, the Company recognized income tax expense of $2,701 on pretax income of $7,783. The rate of 34.7% differed from the U.S. statutory rate of 21.0% principally due to the impact of maintaining a U.S. valuation allowance against U.S. deferred tax assets.
For the six months ended March 31, 2022, the Company recognized income tax expense of $3,869 on pretax income of $17,331. The rate of 22.3% differed from the U.S. statutory rate of 21.0% as the mix of earnings between countries, most of which have higher statutory tax rates than the U.S., was mostly offset by the impact of maintaining a U.S. valuation allowance that is provided on U.S. deferred tax assets.

For the six months ended March 31, 2021, the Company recognized income tax expense of $3,785 on pretax income of $15,344. The rate of 24.7% differed from the U.S. statutory rate of 21.0% principally due to the unfavorable impact of discrete items related to an adjustment for prior periods and recording an uncertain tax position related to a tax audit in a foreign jurisdiction which were partially offset by the impact of maintaining a U.S. valuation allowance against U.S. deferred tax assets.

At March 31, 2022 and 2021, the Company had gross unrecognized tax benefits of $2,071 and $1,752 respectively.
17. Share-Based Compensation
The Company designs equity compensation plans to attract and retain employees while also aligning employees’ interests with the interests of the Company’s shareholders. In addition, members of the Company’s Board of Directors (the “Board”) participate in equity compensation plans in connection with their service on the Board.

The Company established the Evoqua Water Technologies Corp. Stock Option Plan (the “Stock Option Plan”) on March 6, 2014. The plan allows certain management employees and the Board to purchase shares in the Company. Under the Stock Option Plan, the number of shares available for award was 11,083. As of March 31, 2022, there were approximately 2,177 shares available for future grants, however, the Company does not currently intend to make additional grants under the Stock Option Plan.
In connection with the IPO, the Board adopted, and the Company’s shareholders approved, the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (the “Equity Incentive Plan”), under which equity awards may be granted in the form of options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, dividend equivalent rights, share awards, and performance-based awards (including performance share units and performance-based restricted stock).

During the six months ended March 31, 2022, the Company granted RSUs and performance share units (measured at a target award level) under the Equity Incentive Plan to certain employees of the Company. The final number of performance share units that may be earned is dependent on the Company’s achievement of performance goals related to organic revenue growth dollars and average adjusted EBITDA margin over a three-year measurement period ending September 30, 2024. The final number of performance share units that may be earned is also subject to a total stockholder return (“TSR”) modifier, which operates by increasing or decreasing the total number of shares earned by up to 25% based on the Company’s TSR relative to the TSR of the U.S. constituents of the S&P Global Water Index. In order to receive shares earned at the end of the performance period, the recipient must remain employed by the Company and its subsidiaries through the end of the three-year period (except in the event of retirement, death, disability or, in certain circumstances, related to change in control).

As of March 31, 2022, there were approximately 3,950 shares available for grants under the Equity Incentive Plan.

Outstanding option awards vest ratably at 25% per year, and are exercisable at the time of vesting. The options granted have a ten-year contractual term.

A summary of the stock option activity as of March 31, 2022 is presented below:

(In thousands, except per share amounts)	Options	Weighted Average Exercise Price/Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2021	5,090	$13.87	5.9 years	$120,611
Granted	2	46.75
Exercised	(249)	15.87
Forfeited	(28)	20.76
Outstanding at March 31, 2022	4,815	$13.73	5.4 years	$160,085
Options exercisable at March 31, 2022	3,752	$11.51	4.6 years	$133,087
Options vested and expected to vest at March 31, 2022	4,805	$13.71	5.4 years	$159,838
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the six months ended March 31, 2022 was $6,873.

A summary of the status of the Company's unvested stock options as of and for the six months ended March 31, 2022 is presented below.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Unvested at beginning of period	1,901	$6.69
Granted	2	24.22
Vested	(812)	6.55
Forfeited	(28)	6.60
Unvested at end of period	1,063	$6.87
The total fair value of options vested during the six months ended March 31, 2022, was $5,317.

The following is a summary of the RSU activity for the six months ended March 31, 2022.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Outstanding at September 30, 2021	1,209	$22.77
Granted	321	45.10
Vested	(417)	21.09
Forfeited	(27)	23.73
Outstanding at March 31, 2022	1,086	$29.99
Expected to vest at March 31, 2022	1,049	$29.64
The following is a summary of the performance share unit activity for the six months ended March 31, 2022, assuming target award level.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Unvested at beginning of period	469	$16.92
Granted	124	52.50
Unvested at end of period	593	$23.39
Expected to vest	546	$23.28
Expense Measurement and Recognition
The Company recognizes share-based compensation for all currently outstanding awards and, in future periods, will recognize compensation costs for the unvested portion of awards based on grant date fair values. Total share-based compensation expense was $6,068 and $3,214 during the three months ended March 31, 2022 and 2021, respectively, of which $5,386 and $3,214 was non-cash, respectively. Total share-based compensation expense was $11,402 and $6,290 during the six months ended March 31, 2022 and 2021, respectively, of which $10,589 and $6,233 was non-cash, respectively. The unrecognized compensation expense related to stock options, RSUs, and performance share units (measured at a target award level) was $6,565, $27,863 and $11,063, respectively at March 31, 2022, and is expected to be recognized over a weighted average period of 1.9 years, 2.2 years and 2.3 years, respectively. The Company received $5,274 from the exercise of stock options during the six months ended March 31, 2022.

Employee Stock Purchase Plan
Effective October 1, 2018, the Company implemented an employee stock purchase plan (the “ESPP”) which allows employees to purchase shares of the Company’s stock at 85% of the lower of the fair market value on the first or last business day of the applicable six-month offering period. These purchases are offered twice throughout each fiscal year, and are paid by employees through payroll deductions over the respective six month purchase period, at the end of which the stock is transferred to the employees. On December 21, 2018, the Company registered 11,297 shares of common stock, par value $0.01 per share, of which 5,000 are available for future issuance under the ESPP. During the three months ended March 31, 2022 and 2021, the Company incurred compensation expense of $198 and $187, respectively, in salaries and wages with respect to the ESPP, representing the fair value of the discounted price of the shares. During the six months ended March 31, 2022 and 2021, the Company incurred compensation expense of $419 and $403, respectively. These amounts are included in the total share-based compensation expense above. On October 1, 2021 and April 1, 2022, 60 and 48 shares, respectively, were issued under the ESPP.
18. Concentration of Credit Risk
The Company’s cash and cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. The Company’s trade receivables do not represent a significant concentration of credit risk at March 31, 2022 and September 30, 2021 due to the wide variety of customers and markets into which products are sold and their dispersion across geographic areas. The Company does perform ongoing credit evaluations of its customers and maintains an allowance for potential credit losses on trade receivables. As of and for the three and six months ended March 31, 2022 and 2021, no customer accounted for more than 10% of net sales or net accounts receivable.
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
The following summarizes the Company’s outstanding letters of credit and surety bonds as of March 31, 2022 and September 30, 2021, respectively.

	March 31, 2022	September 30, 2021
Revolving credit capacity	$60,000	$60,000
Letters of credit outstanding	9,604	10,112
Remaining revolving credit capacity	$50,396	$49,888

Surety capacity	$252,225	$250,000
Surety issuances	122,086	147,845
Remaining surety available	$130,139	$102,155
The longest maturity date of letters of credit and surety bonds in effect as of March 31, 2022 was March 20, 2030.
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

20. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	March 31, 2022	September 30, 2021
Salaries, wages, and other benefits	$60,552	$79,110
Obligation under operating leases	14,668	13,316
Obligation under finance leases	12,263	12,093
Third party commissions	10,563	10,031
Frontier Purchase Right liability	10,396	—
Taxes, other than income	6,811	4,575
Provisions for litigation	6,153	2,938
Insurance liabilities	3,557	3,720
Severance payments	888	304
Fair value of liability derivatives	33	554
Earn-outs related to acquisitions	25	150
Other	32,601	33,576
	$158,510	$160,367
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

Reportable operating segment revenue and operating profit for the three and six months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Total revenue
Integrated Solutions and Services	$304,499	$228,203	$558,075	$444,956
Applied Product Technologies	154,861	146,107	297,358	269,688
Total revenue	459,360	374,310	855,433	714,644
Intersegment revenue
Integrated Solutions and Services	9,659	4,069	18,189	6,105
Applied Product Technologies	22,973	23,677	44,248	39,782
Total intersegment revenue	32,632	27,746	62,437	45,887
Revenue to external customers
Integrated Solutions and Services	294,840	224,134	539,886	438,851
Applied Product Technologies	131,888	122,430	253,110	229,906
Total revenue	$426,728	$346,564	$792,996	$668,757

Operating profit (loss)
Integrated Solutions and Services	$38,105	$30,784	$73,405	$57,141
Applied Product Technologies	22,993	18,103	40,820	31,483
Corporate	(41,526)	(32,709)	(80,365)	(56,212)
Total operating profit	19,572	16,178	33,860	32,412
Interest expense	(9,950)	(8,395)	(16,529)	(17,068)
Income before income taxes	9,622	7,783	17,331	15,344
Income tax expense	(2,248)	(2,701)	(3,869)	(3,785)
Net income	$7,374	$5,082	$13,462	$11,559

	March 31, 2022	September 30, 2021
Assets
Integrated Solutions and Services	$1,119,669	$887,265
Applied Product Technologies	651,991	656,362
Corporate	360,901	325,264
Total assets	$2,132,561	$1,868,891

22. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings from continuing operations per common share (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Numerator:
Numerator for basic and diluted earnings per common share—Net income attributable to Evoqua Water Technologies Corp.	$7,330	$5,036	$13,317	$11,469
Denominator:
Denominator for basic net income per common share—weighted average shares	120,942	118,882	120,785	118,882
Effect of dilutive securities:
Share‑based compensation	4,012	3,041	4,145	3,393
Denominator for diluted net income per common share—adjusted weighted average shares	124,954	121,923	124,930	122,275
Basic earnings attributable to Evoqua Water Technologies Corp. per common share	$0.06	$0.04	$0.11	$0.10
Diluted earnings attributable to Evoqua Water Technologies Corp. per common share	$0.06	$0.04	$0.11	$0.09
23. Subsequent Events
On April 1, 2022, the Company acquired the remaining 32% interest in Frontier from the Minority Owners for an aggregate purchase price of $10,396, which is included in Accrued expenses and other liabilities on the Consolidated Balance Sheets at March 31, 2022.
Also on April 1, 2022, the Company acquired the remaining 50% partnership interest in TWO from Nalco for an aggregate purchase price of $1,099.

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
Overview
We are a leading provider of mission-critical water and wastewater treatment solutions, offering a broad portfolio of products, services, and expertise to support customers across various end markets. We are headquartered in Pittsburgh, Pennsylvania, with locations across nine countries. We have a comprehensive portfolio of differentiated, proprietary technologies offered under market‑leading and well‑established brands. Our core technologies are primarily focused on removing impurities from water, rather than neutralizing them through the addition of chemicals.
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

Impact of the COVID-19 pandemic. We continue to monitor the ongoing effects of the COVID-19 pandemic, particularly as new shutdowns and restrictions in parts of China have recently been imposed in response to an increase in the spread of COVID-19 variants. These shutdowns and restrictions did not have a material adverse effect on our operations or financial results for the three and six months ended March 31, 2022. However, if the duration of these shutdowns and restrictions extends, or if similar shutdowns and restrictions are imposed in other regions, it could impact our sales into those regions and our ability to source materials from those regions.

Although the pandemic negatively impacted sales volume across our business in earlier periods, due primarily to customer site access restrictions, temporary customer site closures, and temporary delays in annual maintenance activities by customers in certain end markets, these factors did not have a material adverse effect on our results of operations for the three and six months ended March 31, 2022. Vaccination requirements imposed by certain of our customers to allow our employees to enter their sites may increase our costs or delay our performance of services for our customers, however this has not materially impacted our results to date.

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

Inflation, material availability and labor shortages. Material, freight, and labor inflation resulted in increased costs in the first half of fiscal 2022, and we expect this trend will continue throughout fiscal 2022. Although we have offset a portion of these increased costs through price increases and operational efficiencies to date, there can be no assurance that we will be able to continue to do so. If we are unable to manage commodity fluctuations through pricing actions, cost savings projects, and sourcing decisions as well as through consistent productivity improvements, it may adversely impact our gross profit and gross margin in future periods. Additionally, supply chain disruptions and labor shortages have restricted and could further restrict availability of certain commodities and materials, which may result in delays in our execution of projects in fiscal 2022 and negatively impact revenues. Tight labor markets have resulted in longer times to fill open positions and labor inflation. Continued delays in filling open positions, particularly among our service technician population, could impact our ability to provide timely service to our customers. Although these factors did not have a material adverse effect on our results of operations for the three and six months ended March 31, 2022, if sustained, they could have a material adverse effect on our results of operations going forward.

Russia-Ukraine war. We have no operations in Russia or Ukraine, and our sales into these regions are minimal. However, the conflict in Ukraine has exacerbated the material inflation and availability challenges described above, particularly with respect to the impact it has had on energy and fuel prices and the price of steel and other precious metals that we procure in our supply chain. Although these factors did not have a material adverse effect on our results of operations for the three and six months ended March 31, 2022, we expect the inflationary impact on energy, fuel and steel prices to continue throughout fiscal 2022. If these factors are sustained, or if the duration of the conflict is extended or the conflict spreads into a larger geographic portion of Europe, our results of operations in future periods could be materially and adversely impacted.

Acquisitions and Divestitures. On December 20, 2021, the Company and its indirect wholly-owned subsidiaries Evoqua Water Technologies LLC (“EWT LLC”) and Evoqua Water Technologies Ltd. (together with EWT LLC, the “Buyer”), entered into an Asset Purchase Agreement (the “Agreement”) with Cantel Medical LLC, Mar Cor Purification, Inc., and certain of their affiliates (collectively, the “Sellers”), each wholly-owned subsidiaries of Steris plc, pursuant to which the Buyer agreed to acquire certain assets of the Sellers and assume certain liabilities of the Sellers that are owned or used or arise in connection with the global operation of the Sellers’ renal business (the “Mar Cor Business”) for an aggregate purchase price of $196.3 million in cash at closing (the “Purchase Price”), subject to customary adjustments, including for working capital (the “Transaction”). On January 3, 2022, we completed the Transaction to acquire the Mar Cor Business for $195.0 million paid in cash at closing, following adjustments. We utilized cash on hand and borrowed an additional $160.0 million under our 2021 Revolving Credit Facility (as defined below) to fund the Transaction. The Purchase Price includes a $12.3 million earn out, which is being held in escrow and will be paid, pro rata, to the Sellers if the Mar Cor Business meets certain sales performance goals (the “Earn Out”). Any portion of the Earn Out not paid to the Sellers during the first year following closing of the Transaction will be returned to us. In addition, approximately $13.0 million of the Purchase Price was placed into an escrow account, of which $9.8 million is to secure general indemnification claims against the Sellers and $3.2 million is for net working capital adjustments. The Mar Cor Business is a leading manufacturer and servicer of medical water, commercial and industrial solutions in North America. Headquartered in Plymouth, Minnesota, the Mar Cor Business has 27 service and regeneration facilities in the U.S. and Canada. The Mar Cor Business offers significant technical expertise in designing, building, and servicing high-purity water treatment systems. The addition of the business expands our service footprint in North America, furthering our reach into the healthcare vertical market. During the six months ended March 31, 2022, we incurred approximately $3.2 million in acquisition costs, which are included in General and administrative expense on the Unaudited Consolidated Statements of Operations. On January 18, 2022, we paid $2.3 million for a success fee to a third party, which was due upon consummation of the Transaction. Additionally, we expect to incur between $18.0 million to $20.0 million in one-time integration costs within the following 18 to 24 months. The Mar Cor Business is included within the Integrated Solutions and Services segment.

During the three months ended March 31, 2022, we completed the divestiture of certain resin regeneration assets in Germany (the “Germany Regen Business”) for $0.4 million in cash at closing, resulting in a gain of $0.2 million recognized on the sale. The Germany Regen Business was a part of the Applied Product Technologies segment.
On April 1, 2022, we acquired the remaining 32% equity interest in Frontier Water Systems, LLC (“Frontier”) for an aggregate purchase price of $10.4 million, making Frontier a wholly-owned subsidiary of the Company. This followed our initial acquisition of a 60% equity interest in Frontier in October 2019 and our acquisition of an additional 8% equity interest in Frontier in April 2021. San Diego-based Frontier is a leading supplier of engineered equipment packages for high-rate treatment of selenium, nitrate, and metals in water and wastewater. The business adds to Evoqua’s portfolio of advanced wastewater treatment technologies and is part of our Integrated Solutions and Services segment.
Also on April 1, 2022, we acquired the remaining 50% partnership interest in Treated Water Outsourcing, a joint venture between the Company and Nalco Water, an Ecolab company (“Nalco”), from Nalco for an aggregate purchase price of $1.1 million.
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

EBITDA and Adjusted EBITDA
EBITDA, which is a non-GAAP financial measure, is defined as net income (loss) before interest expense, income tax benefit (expense), and depreciation and amortization. Adjusted EBITDA, which is a non-GAAP financial measure, is one of the primary metrics used by management to evaluate the strength and financial performance of our core business. Adjusted EBITDA is defined as net income (loss) before interest expense, income tax benefit (expense), and depreciation and amortization, adjusted for the impact of certain other items, including restructuring and related business transformation costs, share-based compensation, transaction costs, and other gains, losses, and expenses that we believe do not directly reflect our underlying business operations. We present adjusted EBITDA because we believe it is frequently used by analysts, investors, and other interested parties to evaluate and compare operating performance and value companies within our industry. Further, we believe it is helpful in highlighting trends in our operating results and provides greater clarity and comparability period over period to management and our investors regarding the operational impact of long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate, and capital investments. In addition, adjusted EBITDA highlights true business performance by removing the impact of certain items that management believes do not directly reflect our underlying operations and provides investors with greater visibility into the ongoing drivers of our business performance.
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
In addition to the above, our chief operating decision maker uses adjusted EBITDA of each reportable operating segment as a supplement to segment income from operations and segment revenue to evaluate the operating performance of such segments. Adjusted EBITDA on a segment basis is defined as earnings before depreciation and amortization, adjusted for the impact of certain other items that have been reflected at the segment level. Adjusted EBITDA of the reportable operating segments do not include certain charges that are presented within corporate activities. These charges include certain restructuring and other business transformation charges that have been incurred to align and reposition the Company to the current reporting structure, acquisition related costs (including transaction costs and integration costs) and share-based compensation charges.
EBITDA and adjusted EBITDA should not be considered substitutes for, or superior to, financial measures prepared in accordance with GAAP. The financial results prepared in accordance with GAAP and the reconciliations from these results should be carefully evaluated. See “Non-GAAP Reconciliations” in this Item 2 for a reconciliation of EBITDA and adjusted EBITDA to net income. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. In addition, in evaluating adjusted EBITDA, you should be aware that in the future, we may incur expenses similar to the adjustments in the presentation of adjusted EBITDA. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, other companies in our industry or across different industries may calculate adjusted EBITDA differently.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended March 31,
	2022		2021
(In millions, except per share amounts)		% of Revenue		% of Revenue	% Variance
Revenue from product sales and services	$426.7	100.0%	$346.6	100.0%	23.1%
Gross profit	$128.9	30.2%	$105.9	30.6%	21.7%
Total operating expenses	$(110.6)	(25.9)%	$(90.1)	(26.0)%	22.8%
Other operating income, net	$1.3	0.3%	$0.4	0.1%	225.0%
Interest expense	$(10.0)	(2.3)%	$(8.4)	(2.4)%	19.0%
Income before income taxes	$9.6	2.2%	$7.8	2.3%	23.1%
Income tax expense	$(2.2)	(0.5)%	$(2.7)	(0.8)%	(18.5)%
Net income	$7.4	1.7%	$5.1	1.5%	45.1%
Net income attributable to non‑controlling interest	$0.1	—%	$0.1	—%	—%
Net income attributable to Evoqua Water Technologies Corp.	$7.3	1.7%	$5.0	1.4%	46.0%

Weighted average shares outstanding
Basic	120.9		118.9
Diluted	125.0		121.9
Earnings per share
Basic	$0.06		$0.04
Diluted	$0.06		$0.04

Other financial data:
Adjusted EBITDA(1)	$73.2	17.2%	$58.0	16.7%	26.2%

	Six Months Ended March 31,
	2022		2021
(In millions, except per share amounts)		% of Revenue		% of Revenue	% Variance
Revenue from product sales and services	$793.0	100.0%	$668.8	100.0%	18.6%
Gross profit	$239.4	30.2%	$201.3	30.1%	18.9%
Total operating expenses	$(208.3)	(26.3)%	$(169.5)	(25.3)%	22.9%
Other operating income, net	$2.8	0.4%	$0.6	0.1%	366.7%
Interest expense	$(16.5)	(2.1)%	$(17.1)	(2.6)%	(3.5)%
Income before income taxes	$17.4	2.2%	$15.3	2.3%	13.7%
Income tax expense	$(3.9)	(0.5)%	$(3.7)	(0.6)%	5.4%
Net income	$13.5	1.7%	$11.6	1.7%	16.4%
Net income attributable to non‑controlling interest	$0.2	—%	$0.1	—%	100.0%
Net income attributable to Evoqua Water Technologies Corp.	$13.3	1.7%	$11.5	1.7%	15.7%

Weighted average shares outstanding
Basic	120.8		118.9
Diluted	124.9		122.3
Earnings per share
Basic	$0.11		$0.10
Diluted	$0.11		$0.09

Other financial data:
Adjusted EBITDA(1)	$127.5	16.1%	$102.8	15.4%	24.0%

(1)Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation to net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in Item 2 of this Report.
Consolidated Results for the Three Months Ended March 31, 2022 and 2021
Revenue-Revenue increased $80.1 million, or 23.1%, to $426.7 million in the three months ended March 31, 2022, from $346.6 million in the three months ended March 31, 2021. Revenue from product sales increased $57.3 million, or 28.3%, to $259.8 million in the three months ended March 31, 2022, from $202.5 million in the three months ended March 31, 2021. Revenue from services increased $22.8 million, or 15.8%, to $166.9 million in the three months ended March 31, 2022, from $144.1 million in the three months ended March 31, 2021.
The following tables provide the change in revenue by offering and the change in revenue by driver during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:	$259.8	60.9%	$202.5	58.4%	$57.3	28.3%
Capital	162.5	38.1%	142.4	41.1%	20.1	14.1%
Aftermarket	97.3	22.8%	60.1	17.3%	37.2	61.9%
Revenue from services	166.9	39.1%	144.1	41.6%	22.8	15.8%
	$426.7	100.0%	$346.6	100.0%	$80.1	23.1%

	Three Months Ended March 31,
	2022		2021		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Organic(1)	$383.0	89.8%	$346.3	99.9%	$36.7	10.6%
Inorganic	45.4	10.6%	0.3	0.1%	45.1	13.0%
Foreign currency translation	(1.7)	(0.4)%	n/a	n/a	(1.7)	(0.5)%
	$426.7	100.0%	$346.6	100.0%	$80.1	23.1%
(1)Organic revenue is a non-GAAP financial measure. For a reconciliation to total revenue, its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in Item 2 of this Report.
The increase in organic revenue was primarily driven by improved sales volume and favorable price realization across most product lines and regions.
Revenue in future periods could be negatively impacted by commodity and material availability constraints caused by global supply chain disruptions, skilled labor shortages, and the timing of projects.
Cost of sales and gross margin-Total gross margin decreased slightly to 30.2% in the three months ended March 31, 2022, from 30.6% in the three months ended March 31, 2021.

The following table provides the change in cost of product sales and cost of services, respectively, along with related gross margins:

	Three Months Ended March 31,
	2022		2021
(In millions)		Gross Margin		Gross Margin
Cost of product sales	$(185.3)	28.7%	$(144.5)	28.6%
Cost of services	(112.5)	32.6%	(96.2)	33.2%
	$(297.8)	30.2%	$(240.7)	30.6%
Gross margin from product sales increased by 10 basis points (“bps”) to 28.7% in the three months ended March 31, 2022, from 28.6% in the three months ended March 31, 2021. This increase was primarily driven by favorable volume, mix, and positive price realization, which was offset by labor inflation and increased material costs.
Gross margin from services decreased by 60 bps to 32.6% in the three months ended March 31, 2022, from 33.2% in the three months ended March 31, 2021. This decrease was driven by labor resource constraints resulting in increased labor rates.
We expect continued pressure on gross margin in future periods due to material, freight and labor inflation. Although we expect to continue to partially offset those increasing costs with positive price realization, there can be no assurance that we will be able to do so.
Operating expenses-Operating expenses increased $20.5 million, or 22.8%, to $110.6 million in the three months ended March 31, 2022, from $90.1 million in the three months ended March 31, 2021. Operating expenses are comprised of the following:

	Three Months Ended March 31,
	2022		2021
(In millions)		% of Revenue		% of Revenue	% Variance
General and administrative expense	$(67.0)	(15.7)%	$(52.9)	(15.3)%	26.7%
Sales and marketing expense	(39.8)	(9.3)%	(33.8)	(9.8)%	17.8%
Research and development expense	(3.8)	(0.9)%	(3.4)	(1.0)%	11.8%
Total operating expenses	$(110.6)	(25.9)%	$(90.1)	(26.0)%	22.8%
The increase period over period in operating expenses was primarily due to increased employee related expenses as well as increased operating and amortization expense due to the acquisition in the current period. In addition, there were increased consulting and travel expenses, as well as an increase in external legal fees compared to the prior period. The above increases were partially offset by a decrease in foreign currency translation losses in the current period, compared to the prior period, most of which is related to intercompany loans.
Other operating income, net-Other operating income, net, increased $0.9 million to $1.3 million in the three months ended March 31, 2022, from $0.4 million in the three months ended March 31, 2021. This increase was driven by income from the disposal of fixed assets, as well as an increase in income from precious metal sales, mainly from scrapped anodes in China. Additionally, we received a refund of certain taxes paid from the Chinese government in the current period, which partially offset COVID-19 pandemic subsidies received from the Canadian government in the prior period, which did not reoccur in the current period.
Interest expense-Interest expense increased $1.6 million, or 19.0%, to $10.0 million in the three months ended March 31, 2022, from $8.4 million in the three months ended March 31, 2021. The increase in interest expense was primarily driven by a fair value increase of $2.1 million in the Purchase Right Liability to acquire the remaining equity interest of Frontier. This increase was partially offset by a reduction in interest expense associated with the $100.0 million debt prepayment in conjunction with the April 2021 refinancing/ of our senior credit facility.

Income tax expense-Income tax expense decreased to $2.2 million in the three months ended March 31, 2022, as compared to income tax expense of $2.7 million in the three months ended March 31, 2021. The decrease in tax expense was primarily due to discreet tax expense in the prior year that did not reoccur in the current year which was partially offset by higher earnings in non-U.S. tax jurisdictions, which increases tax expense, and lower earnings in the U.S., which does not impact tax expense due to the U.S. valuation allowance.
Net income-Net income increased $2.3 million, or 45.1%, to $7.4 million in the three months ended March 31, 2022, from $5.1 million in the three months ended March 31, 2021, as a result of the variances noted above.
Adjusted EBITDA-Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA for the three months ended March 31, 2022 increased by $15.2 million, or 26.2%, to $73.2 million, as compared to $58.0 million for the three months ended March 31, 2021, primarily driven by sales volume and related gross profit. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.
Segment Results

	Three Months Ended March 31,
	2022		2021
(In millions)		% of Total		% of Total	% Variance
Revenue
Integrated Solutions and Services	$294.8	69.1%	$224.2	64.7%	31.5%
Applied Product Technologies	131.9	30.9%	122.4	35.3%	7.8%
Total Consolidated	$426.7	100.0%	$346.6	100.0%	23.1%
Operating profit (loss)
Integrated Solutions and Services	$38.1	194.4%	$30.8	190.1%	23.7%
Applied Product Technologies	23.0	117.3%	18.1	111.7%	27.1%
Corporate	(41.5)	(211.7)%	(32.7)	(201.9)%	26.9%
Total Consolidated	$19.6	100.0%	$16.2	100.0%	21.0%
Adjusted EBITDA(1)
Integrated Solutions and Services	$63.8	87.2%	$49.3	85.0%	29.4%
Applied Product Technologies	27.3	37.3%	25.3	43.6%	7.9%
Corporate	(17.9)	(24.5)%	(16.6)	(28.6)%	7.8%
Total Consolidated	$73.2	100.0%	$58.0	100.0%	26.2%

(1)Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation to segment operating profit (loss), its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in Item 2 of this Report.
Integrated Solutions and Services
Revenue in the Integrated Solutions and Services segment increased $70.6 million, or 31.5%, to $294.8 million in the three months ended March 31, 2022, from $224.2 million in the three months ended March 31, 2021.
The following tables provide the change in revenue by offering and the change in revenue by driver during the three months ended March 31, 2022 and 2021 for the Integrated Solutions and Services segment:

	Three Months Ended March 31,
	2022		2021		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:	$133.0	45.1%	$84.6	37.7%	$48.4	57.2%
Capital	$70.7	24.0%	$52.1	23.2%	$18.6	35.7%
Aftermarket	62.3	21.1%	32.5	14.5%	29.8	91.7%
Revenue from services	161.8	54.9%	139.6	62.3%	22.2	15.9%
	$294.8	100.0%	$224.2	100.0%	$70.6	31.5%

	Three Months Ended March 31,
	2022		2021		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Organic(1)	$249.5	84.6%	$223.9	99.9%	$25.6	11.4%
Inorganic	45.4	15.4%	0.3	0.1%	45.1	20.1%
Foreign currency translation	(0.1)	—%	n/a	n/a	(0.1)	—%
	$294.8	100.0%	$224.2	100.0%	$70.6	31.5%
(1)Segment organic revenue is a non-GAAP financial measure. For a reconciliation to total segment revenue, its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in Item 2 of this Report.

The increase in organic revenue was driven by higher sales volume, primarily related to aftermarket revenue across most end markets, capital revenue in microelectronics, life sciences, and food and beverage end markets, and service revenue in life sciences and light and general industry end markets. Organic revenue also benefited from favorable price realization.
Operating profit in the Integrated Solutions and Services segment increased $7.3 million, or 23.7%, to $38.1 million in the three months ended March 31, 2022, from $30.8 million in the three months ended March 31, 2021.
Operating profit was favorably impacted by higher organic sales volume and favorable price/cost, partially offset by labor inflation and higher discretionary spending. Acquisitions also contributed to the increase in operating profit, primarily associated with the impact of the Mar Cor Business.
Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA in the Integrated Solutions and Services segment increased $14.5 million, or 29.4%, to $63.8 million in the three months ended March 31, 2022, compared to $49.3 million in the three months ended March 31, 2021. The increase was driven by the same factors that impacted operating profit, other than the change in depreciation and amortization. Segment adjusted EBITDA also excludes restructuring and other non-recurring activity. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.
Applied Product Technologies
Revenue in the Applied Product Technologies segment increased $9.5 million, or 7.8%, to $131.9 million in the three months ended March 31, 2022, from $122.4 million in the three months ended March 31, 2021.

The following tables provide the change in revenue by offering and the change in revenue by driver during the three months ended March 31, 2022 and 2021 for the Applied Product Technologies segment:

	Three Months Ended March 31,
	2022		2021		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:	$126.8	96.1%	$117.9	96.3%	$8.9	7.5%
Capital	91.8	69.6%	90.3	73.8%	1.5	1.7%
Aftermarket	35.0	26.5%	27.6	22.5%	7.4	26.8%
Revenue from services	5.1	3.9%	4.5	3.7%	0.6	13.3%
	$131.9	100.0%	$122.4	100.0%	$9.5	7.8%

	Three Months Ended March 31,
	2022		2021		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Organic(1)	$133.5	101.2%	$122.4	100.0%	$11.1	9.1%
Inorganic	—	—%	—	—%	—	—%
Foreign currency translation	(1.6)	(1.2)%	n/a	n/a	(1.6)	(1.3)%
	$131.9	100.0%	$122.4	100.0%	$9.5	7.8%
(1)Segment organic revenue is a non-GAAP financial measure. For a reconciliation to total segment revenue, its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in Item 2 of this Report.

The increase in organic revenue was driven by strong sales volume and price realization in North America and Asia Pacific, which was partially offset by a decline in revenue in the Europe, Middle East, and Africa (“EMEA”) region and unfavorable foreign currency translation.
Operating profit in the Applied Product Technologies segment increased $4.9 million, or 27.1%, to $23.0 million in the three months ended March 31, 2022, from $18.1 million in the three months ended March 31, 2021.
The increase in operating profit was primarily due to favorable sales volume and mix across multiple product lines and regions, which were partially offset by unfavorable operational variances, labor inflation, and price/cost driven by material inflation.

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA in the Applied Product Technologies segment increased $2.0 million, or 7.9%, to $27.3 million in the three months ended March 31, 2022, compared to $25.3 million in the three months ended March 31, 2021. The increase was driven by the same factors that impacted operating profit, other than the change in depreciation and amortization. Segment adjusted EBITDA also excludes other non-recurring activity. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.
Corporate
Operating loss in Corporate increased $8.8 million, or 26.9%, to $41.5 million in the three months ended March 31, 2022, from $32.7 million in the three months ended March 31, 2021. The increase period over period was primarily due to increased employment expenses, including share-based compensation, and higher costs associated with legal matters in the current year.
Consolidated Results for the Six Months Ended March 31, 2022 and 2021
Revenue-Revenue increased $124.2 million, or 18.6%, to $793.0 million in the six months ended March 31, 2022, from $668.8 million in the six months ended March 31, 2021. Revenue from product sales increased $89.8 million, or 23.5%, to $472.3 million in the six months ended March 31, 2022, from $382.5 million in the six months ended March 31, 2021. Revenue from services increased $34.4 million, or 12.0%, to $320.7 million in the six months ended March 31, 2022, from $286.3 million in the six months ended March 31, 2021.
The following tables provide the change in revenue by offering and the change in revenue by driver during the six months ended March 31, 2022 and 2021:

	Six Months Ended March 31,
	2022		2021		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:	$472.3	59.6%	$382.5	57.2%	$89.8	23.5%
Capital	$313.5	39.5%	$270.0	40.4%	$43.5	16.1%
Aftermarket	158.8	20.0%	112.5	16.8%	46.3	41.2%
Revenue from services	320.7	40.4%	286.3	42.8%	34.4	12.0%
	$793.0	100.0%	$668.8	100.0%	$124.2	18.6%

	Six Months Ended March 31,
	2022		2021		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Organic(1)	$746.6	94.1%	$668.1	99.9%	$78.5	11.7%
Inorganic	47.7	6.0%	0.7	0.1%	47.0	7.0%
Foreign currency translation	(1.3)	(0.2)%	n/a	n/a	(1.3)	(0.1)%
	$793.0	100.0%	$668.8	100.0%	$124.2	18.6%
(1)Organic revenue is a non-GAAP financial measure. For a reconciliation to total revenue, its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in Item 2 of this Report.
The increase in organic revenue was driven by higher sales volume across most product lines and regions, as well as favorable price realization.
Cost of sales and gross margin-Total gross margin increased to 30.2% in the six months ended March 31, 2022, from 30.1% in the six months ended March 31, 2021.

The following table provides the change in cost of product sales and cost of services, respectively, along with related gross margins:

	Six Months Ended March 31,
	2022		2021
(In millions)		Gross Margin		Gross Margin
Cost of product sales	$(339.1)	28.2%	$(275.6)	27.9%
Cost of services	(214.5)	33.1%	(191.9)	33.0%
	$(553.6)	30.2%	$(467.5)	30.1%
Gross margin from product sales increased by 30 bps to 28.2% in the six months ended March 31, 2022, from 27.9% in the six months ended March 31, 2021. The increase in gross margin was primarily driven by favorable price realization and product mix. These factors were partially offset by increased material and freight costs, as well as labor inflation.
Gross margin from services increased by 10 bps to 33.1% in the six months ended March 31, 2022, from 33.0% in the six months ended March 31, 2021.
Operating expenses-Operating expenses increased $38.8 million, or 22.9%, to $208.3 million in the six months ended March 31, 2022, from $169.5 million in the six months ended March 31, 2021. Operating expenses are comprised of the following:

	Six Months Ended March 31,
	2022		2021
(In millions)		% of Revenue		% of Revenue	% Variance
General and administrative expense	$(124.8)	(15.7)%	$(95.2)	(14.2)%	31.1%
Sales and marketing expense	(76.3)	(9.6)%	(67.8)	(10.1)%	12.5%
Research and development expense	(7.2)	(0.9)%	(6.5)	(1.0)%	10.8%
Total operating expenses	$(208.3)	(26.3)%	$(169.5)	(25.3)%	22.9%
The increase period over period in operating expenses was primarily due to increased employee related expenses as well as foreign currency translation losses in the current period, compared to foreign currency translation gains in the prior period, most of which is related to intercompany loans. In addition, there were increased consulting and travel expenses, increased amortization expense due to acquisitions in the current period, as well as an increase in external legal fees compared to the prior period.
Fluctuations in foreign currency translation and labor inflation could impact operating expenses in future periods.
Other operating income, net-Other operating income, net, increased $2.2 million to $2.8 million in the six months ended March 31, 2022, from $0.6 million in the six months ended March 31, 2021. This increase was driven by gains on the disposal of fixed assets, as well as an increase in income from precious metal sales, mainly from scrapped anodes in China, compared to the prior period. Additionally, we received a refund of certain taxes paid from the Chinese government in the current period, which partially offset COVID-19 pandemic subsidies received from the Canadian government in the prior period, which did not reoccur in the current period.
Interest expense-Interest expense decreased $0.6 million, or 3.5%, to $16.5 million in the six months ended March 31, 2022, from $17.1 million in the six months ended March 31, 2021. The decrease in interest expense was primarily driven by a $100.0 million debt prepayment in conjunction with the April 2021 refinancing of our senior credit facility, as well as a reduction in the interest rate spread and LIBOR year over year. This decrease was partially offset by a fair value increase of $2.1 million in the Purchase Right Liability to acquire the remaining equity interest of Frontier.
Income tax expense-Income tax expense increased $0.2 million to $3.9 million in the six months ended March 31, 2022, from $3.7 million in the six months ended March 31, 2021. The increase in tax expense was primarily due to higher earnings in non-U.S. tax jurisdictions, which increases tax expense, and lower earnings in the U.S., which does not impact tax expense due to the U.S. valuation allowance, partially offset by discreet tax expense in the prior year that did not reoccur in the current year.

Net income-Net income increased $1.9 million, or 16.4%, to $13.5 million in the six months ended March 31, 2022, from $11.6 million in the six months ended March 31, 2021, as a result of the variances noted above.
Adjusted EBITDA-Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA for the six months ended March 31, 2022 increased by $24.7 million, or 24.0%, to $127.5 million, as compared to $102.8 million for the six months ended March 31, 2021, primarily driven by sales volume and related gross profit. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.
Segment Results

	Six Months Ended March 31,
	2022		2021
(In millions)		% of Total		% of Total	% Variance
Revenue
Integrated Solutions and Services	$539.9	68.1%	$438.9	65.6%	23.0%
Applied Product Technologies	253.1	31.9%	229.9	34.4%	10.1%
Total Consolidated	$793.0	100.0%	$668.8	100.0%	18.6%
Operating profit (loss)
Integrated Solutions and Services	$73.4	216.5%	$57.1	176.2%	28.5%
Applied Product Technologies	40.8	120.4%	31.5	97.2%	29.5%
Corporate	(80.3)	(236.9)%	(56.2)	(173.5)%	42.9%
Total Consolidated	$33.9	100.0%	$32.4	100.0%	4.6%
Adjusted EBITDA(1)
Integrated Solutions and Services	$117.3	92.0%	$92.5	90.0%	26.8%
Applied Product Technologies	49.2	38.6%	44.2	43.0%	11.3%
Corporate	(39.0)	(30.6)%	(33.9)	(33.0)%	15.0%
Total Consolidated	$127.5	100.0%	$102.8	100.0%	24.0%

(1)Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation to segment operating profit (loss), its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in Item 2 of this Report.
Integrated Solutions and Services
Revenue in the Integrated Solutions and Services segment increased $101.0 million, or 23.0%, to $539.9 million in the six months ended March 31, 2022, from $438.9 million in the six months ended March 31, 2021.
The following tables provide the change in revenue by offering and the change in revenue by driver during the six months ended March 31, 2022 and 2021 for the Integrated Solutions and Services segment:

	Six Months Ended March 31,
	2022		2021		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:	$229.4	42.5%	$162.3	37.0%	$67.1	41.3%
Capital	137.8	25.5%	102.7	23.4%	35.1	34.2%
Aftermarket	91.6	17.0%	59.6	13.6%	32.0	53.7%
Revenue from services	310.5	57.5%	276.6	63.0%	33.9	12.3%
	$539.9	100.0%	$438.9	100.0%	$101.0	23.0%

	Six Months Ended March 31,
	2022		2021		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Organic	$492.0	91.1%	$438.2	99.8%	$53.8	12.3%
Inorganic	47.7	8.8%	0.7	0.2%	47.0	10.7%
Foreign currency translation	0.2	—%	n/a	n/a	0.2	—%
	$539.9	100.0%	$438.9	100.0%	$101.0	23.0%
(1)Segment organic revenue is a non-GAAP financial measure. For a reconciliation to total segment revenue, its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in Item 2 of this Report.

The increase in organic revenue was driven by higher sales volume across capital, aftermarket, and service, as well as favorable price realization.
Operating profit in the Integrated Solutions and Services segment increased $16.3 million, or 28.5%, to $73.4 million in the six months ended March 31, 2022, from $57.1 million in the six months ended March 31, 2021.
Operating profit growth was driven by higher organic sales volume and mix as well as favorable price realization. These increases were partially offset by increased material and freight costs as well as labor inflation and higher discretionary spending. Acquisitions also contributed to the increase in operating profit, primarily associated with the impact of the Mar Cor Business.
Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA in the Integrated Solutions and Services segment increased $24.8 million, or 26.8%, to $117.3 million in the six months ended March 31, 2022, compared to $92.5 million in the six months ended March 31, 2021. The decline was driven by the same factors that impacted operating profit, other than the change in depreciation and amortization, and also excludes restructuring and other non-recurring activity. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.
Applied Product Technologies
Revenue in the Applied Product Technologies segment increased $23.2 million, or 10.1%, to $253.1 million in the six months ended March 31, 2022, from $229.9 million in the six months ended March 31, 2021.

The following tables provide the change in revenue by offering and the change in revenue by driver during the six months ended March 31, 2022 and 2021 for the Applied Product Technologies segment:

	Six Months Ended March 31,
	2022		2021		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:	$242.9	96.0%	$220.2	95.8%	$22.7	10.3%
Capital	$175.7	69.4%	$167.3	72.8%	$8.4	5.0%
Aftermarket	67.2	26.6%	52.9	23.0%	14.3	27.0%
Revenue from services	10.2	4.0%	9.7	4.2%	0.5	5.2%
	$253.1	100.0%	$229.9	100.0%	$23.2	10.1%

	Six Months Ended March 31,
	2022		2021		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Organic	$254.6	100.6%	$229.9	100.0%	$24.7	10.7%
Inorganic	—	—%	—	—%	—	—%
Foreign currency translation	(1.5)	(0.6)%	n/a	n/a	(1.5)	(0.6)%
	$253.1	100.0%	$229.9	100.0%	$23.2	10.1%
(1)Segment organic revenue is a non-GAAP financial measure. For a reconciliation to total segment revenue, its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in Item 2 of this Report.
The increase in organic revenue was driven by sales mix, volume growth, and price across all regions and multiple product lines.
Operating profit in the Applied Product Technologies segment increased $9.3 million, or 29.5%, to $40.8 million in the six months ended March 31, 2022, from $31.5 million in the six months ended March 31, 2021.
The increase in operating profit was primarily due to favorable sales volumes and mix across multiple product lines and regions, partially offset by unfavorable operational variances, supply chain challenges, project variances, labor inflation, and price/cost driven by material inflation.

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA in the Applied Product Technologies segment increased $5.0 million, or 11.3%, to $49.2 million in the six months ended March 31, 2022, compared to $44.2 million in the six months ended March 31, 2021. The increase was driven by the same factors that impacted operating profit, other than the change in depreciation and amortization, and also excludes other non-recurring activity. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.
Corporate
Operating loss in Corporate increased $24.1 million, or 42.9%, to $80.3 million in the six months ended March 31, 2022, from $56.2 million in the six months ended March 31, 2021. The increase was primarily due to foreign currency translation losses in the current period, compared to foreign currency translation gains in the prior period, most of which is related to intercompany loans. Additionally, there were increased employment expenses, including share-based compensation, and higher costs associated with legal matters in the current year.

Non-GAAP Reconciliations
The following is a reconciliation of total revenue to organic revenue for the three months ended March 31, 2022:

	Total Revenue			Foreign Currency			Inorganic Revenue(1)			Organic Revenue
	Three Months Ended March 31,		% Variance	Three Months Ended March 31,		% Variance	Three Months Ended March 31,		% Variance	Three Months Ended March 31,		% Variance
(In millions)	2022	2021		2022	2021		2022	2021		2022	2021
Evoqua Water Technologies	$426.7	$346.6	23.1%	$(1.7)	n/a	(0.5)%	$45.4	$0.3	13.0%	$383.0	$346.3	10.6%
Integrated Solutions & Services	$294.8	$224.2	31.5%	$(0.1)	n/a	—%	$45.4	$0.3	20.1%	$249.5	$223.9	11.4%
Applied Product Technologies	$131.9	$122.4	7.8%	$(1.6)	n/a	(1.3)%	$—	$—	—%	$133.5	$122.4	9.1%

(1)Includes divestiture of the Lange Product Line on March 1, 2021, acquisition of WCSI on April 1, 2021 and the acquisition of the Mar Cor Business on January 3, 2022.
The following is a reconciliation of total revenue to organic revenue for the six months ended March 31, 2022:

	Total Revenue			Foreign Currency			Inorganic Revenue(1)			Organic Revenue
	Six Months Ended March 31,		% Variance	Six Months Ended March 31,		% Variance	Six Months Ended March 31,		% Variance	Six Months Ended March 31,		% Variance
(In millions)	2022	2021		2022	2021		2022	2021		2022	2021
Evoqua Water Technologies	$793.0	$668.8	18.6%	$(1.3)	n/a	(0.1)%	$47.7	$0.7	7.0%	$746.6	$668.1	11.7%
Integrated Solutions & Services	$539.9	$438.9	23.0%	$0.2	n/a	—%	$47.7	$0.7	10.7%	$492.0	$438.2	12.3%
Applied Product Technologies	$253.1	$229.9	10.1%	$(1.5)	n/a	(0.6)%	$—	$—	—%	$254.6	$229.9	10.7%

(1)Includes divestiture of the Lange product line on March 1, 2021, acquisition of Ultrapure & Industrial Services on December 17, 2020, acquisition of WCSI on April 1, 2021, and the acquisition of the Mar Cor Business on January 3, 2022.
The following is a reconciliation of our Net income to adjusted EBITDA. Amounts excluded relate to items that management believes do not reflect the underlying, ongoing operational performance of the business as a result of their nature or size and/or are non-recurring and would not be expected to occur as part of our normal business on a regular basis:

	Three Months Ended March 31,			Six Months Ended March 31,
(In millions)	2022	2021	% Variance	2022	2021	% Variance
Net income	$7.4	$5.1	45.1%	$13.5	$11.6	16.4%
Income tax expense	2.2	2.7	(18.5)%	3.9	3.7	5.4%
Interest expense	10.0	8.4	19.0%	16.5	17.1	(3.5)%
Operating profit	$19.6	$16.2	21.0%	$33.9	$32.4	4.6%
Depreciation and amortization	32.6	27.1	20.3%	61.2	54.6	12.1%
EBITDA	$52.2	$43.3	20.6%	$95.1	$87.0	9.3%
Restructuring and related business transformation costs(a)	1.8	5.4	(66.7)%	3.2	7.2	(55.6)%
Purchase accounting adjustment costs(b)	2.6	—	n/a	2.6	—	n/a
Share-based compensation(c)	6.1	3.2	90.6%	11.4	6.3	81.0%
Transaction costs(d)	4.0	0.7	471.4%	4.9	1.3	276.9%
Other losses (gains) and expenses(e)	6.5	5.4	20.4%	10.3	1.0	930.0%
Adjusted EBITDA	$73.2	$58.0	26.2%	$127.5	$102.8	24.0%
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

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2022	2021	2022	2021
Post Memcor divestiture restructuring	$0.6	$3.0	$0.8	$3.9
Cost of product sales and services (“Cost of sales”)	0.1	2.3	0.1	3.1
Sales and marketing expense (“S&M expense”)	—	—	—	0.2
General and administrative expense (“G&A expense”)	0.5	0.3	0.7	0.3
Other operating (income) expense	—	0.4	—	0.3
Two-segment restructuring	$0.1	$0.4	$0.3	$0.6
Cost of sales	—	0.2	0.1	0.2
G&A expense	0.1	0.2	0.2	0.4
Various other initiatives	$1.0	$1.5	$1.7	$1.5
Cost of sales	0.5	0.5	0.7	0.5
S&M expense	—	0.1	—	0.1
G&A expense	0.3	0.4	0.8	0.4
Other operating (income) expense	0.2	0.5	0.2	0.5
Total(1)	$1.7	$4.9	$2.8	$6.0
(1)Of which $2.8 million and $5.5 million for the six months ended March 31, 2022 and 2021, respectively, is reflected in restructuring charges in Note 14, “Restructuring and Related Charges,” in Part I, Item 1 of this Report.
(ii)Legal settlement costs and intellectual property related fees including fees and settlement costs associated with legacy matters, related to product warranty litigation on MEMCOR® products and certain discontinued products. This includes:

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2022	2021	2022	2021
Cost of sales	$0.1	$0.2	$0.2	$0.2
G&A expense	—	0.1	0.2	0.2
Total	$0.1	$0.3	$0.4	$0.4
(iii)Expenses associated with our information technology and functional infrastructure transformation, including activities to optimize information technology systems and functional infrastructure processes. This includes:

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2022	2021	2022	2021
Cost of sales	$—	$0.1	$—	$0.1
G&A expense	—	(0.1)	$—	$0.1
Total	$—	$—	$—	$0.2

(iv)Costs associated with the secondary public offering of common stock held by certain shareholders of the Company, as well as costs incurred by us in connection with establishment of our public company compliance structure and processes, including consultant costs. This includes:

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2022	2021	2022	2021
G&A expense	$—	$0.2	$—	$0.6
Total	$—	$0.2	$—	$0.6
(b)Purchase accounting adjustment costs
Adjusted EBITDA is calculated prior to considering adjustments for the effect of the purchase accounting step-up in the value of inventory to fair value recognized in cost of goods sold as a result of the acquisition of the Mar Cor Business. See Note 4, “Acquisitions,” in Part I, Item 1 of this Report for further detail.
(c)Share-based compensation
Adjusted EBITDA is calculated prior to considering share‑based compensation expenses related to equity awards. See Note 17, “Share-Based Compensation,” in Part I, Item 1 of this Report for further detail.
(d)Transaction related costs
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

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2022	2021	2022	2021
Cost of sales	$0.5	$0.1	$0.5	$0.2
G&A expense	3.5	0.6	4.4	1.1
Total	$4.0	$0.7	$4.9	$1.3
(e)Other losses, (gains) and expenses
Adjusted EBITDA is calculated prior to considering certain other significant losses, (gains), and expenses. For the periods presented such events include the following:
(i)impact of foreign exchange gains and losses;
(ii)charges incurred by the Company related to product rationalization in its electro-chlorination business;
(iii)amounts related to the sale of the Memcor product line;
(iv)expenses incurred by the Company as a result of the COVID-19 pandemic, including additional charges for personal protective equipment, increased costs for facility sanitization and one-time payments to certain employees;
(v)legal fees incurred in excess of amounts covered by the Company’s insurance related to the Securities Litigation and SEC investigation; and

(vi)loss on divestiture of the Lange product line.
Other losses, (gains) and expenses include the following for the periods presented below:

Three Months Ended March 31, 2022
	Other Adjustments
(In millions)	(i)	(ii)	(iii)	(iv)	(v)	(vi)	Total
Cost of sales	$(0.1)	$—	$—	$—	$—	$—	$(0.1)
G&A expense	2.1	—	—	0.1	4.4	—	6.6
Total	$2.0	$—	$—	$0.1	$4.4	$—	$6.5

Three Months Ended March 31, 2021
	Other Adjustments
(In millions)	(i)	(ii)	(iii)	(iv)	(v)	(vi)	Total
Cost of sales	$—	$0.7	$—	$0.1	$—	$—	$0.8
G&A expense	2.9	—	—	0.1	1.4	—	4.4
Other operating (income) expense	—	—	—	—	—	0.2	0.2
Total	$2.9	$0.7	$—	$0.2	$1.4	$0.2	$5.4

Six Months Ended March 31, 2022
	Other Adjustments
(In millions)	(i)	(ii)	(iii)	(iv)	(v)	(vi)	Total
G&A expense	$3.3	$—	$—	$0.1	$6.9	$—	$10.3
Total	$3.3	$—	$—	$0.1	$6.9	$—	$10.3

Six Months Ended March 31, 2021
	Other Adjustments
(In millions)	(i)	(ii)	(iii)	(iv)	(v)	(vi)	Total
Cost of sales	$—	$0.9	$0.2	$0.1	$—	$—	$1.2
G&A expense	(3.9)	—	—	0.2	3.3	—	(0.4)
Other operating (income) expense	—	—	—	—	—	0.2	0.2
Total	$(3.9)	$0.9	$0.2	$0.3	$3.3	$0.2	$1.0

We do not present net income on a segment basis because we do not allocate interest expense or income tax benefit (expense) to our segments, making operating profit the most comparable GAAP metric. The following is a reconciliation of our segment EBITDA and segment adjusted EBITDA to operating profit, their most directly comparable financial measure presented in accordance with GAAP:

	Three Months Ended March 31,				$ Variance		% Variance
	2022		2021
(In millions)	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies
Operating profit	$38.1	$23.0	$30.8	$18.1	$7.3	$4.9	24%	27%
Depreciation and amortization	21.4	3.4	17.2	3.6	4.2	(0.2)	24%	(6)%
EBITDA	$59.5	$26.4	$48.0	$21.7	$11.5	$4.7	24%	22%
Restructuring and related business transformation costs (a)	0.2	0.9	1.1	2.9	(0.9)	(2.0)	(82)%	(69)%
Purchase accounting adjustment costs (b)	2.6	—	—	—	2.6	—	n/a	n/a
Transaction costs (c)	1.5	—	—	—	1.5	—	n/a	n/a
Other losses (gains) and expenses (d)	—	—	0.2	0.7	(0.2)	(0.7)	(100)%	(100)%
Adjusted EBITDA	$63.8	$27.3	$49.3	$25.3	$14.5	$2.0	29%	8%

	Six Months Ended March 31,				$ Variance		% Variance
	2022		2021
(In millions)	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies
Operating profit	$73.4	$40.8	$57.1	$31.5	$16.3	$9.3	29%	30%
Depreciation and amortization	39.2	6.9	34.1	7.1	5.1	(0.2)	15%	(3)%
EBITDA	$112.6	$47.7	$91.2	$38.6	$21.4	$9.1	23%	24%
Restructuring and related business transformation costs (a)	0.7	1.5	1.1	4.5	(0.4)	(3.0)	(36)%	(67)%
Purchase accounting adjustment costs (b)	2.6	—	—	—	2.6	—	n/a	n/a
Transaction costs (c)	1.4	—	—	—	1.4	—	n/a	n/a
Other losses (gains) and expenses (d)	—	—	0.2	1.1	(0.2)	(1.1)	(100)%	(100)%
Adjusted EBITDA	$117.3	$49.2	$92.5	$44.2	$24.8	$5.0	27%	11%
(a)Represents costs and expenses in connection with restructuring initiatives in the three and six months ended March 31, 2022 and 2021, respectively. Such expenses are primarily composed of severance, relocation, and facility consolidation costs.
(b)Represents adjustments for the effect of the purchase accounting step-up in the value of inventory to fair value recognized in cost of goods sold as a result of the acquisition of the Mar Cor Business.
(c)Represents costs associated with a change in the current estimate of certain acquisitions achieving their earn-out targets, as well as certain costs associated with the integration of the Mar Cor Business.

(d)Other losses, (gains), and expenses as discussed above, distinct to our Integrated Solutions and Services (“ISS”) and Applied Product Technologies (“APT”) segments include the following:

	Three Months Ended March 31,				Six Months Ended March 31,
	2022		2021		2022		2021
(In millions)	ISS	APT	ISS	APT	ISS	APT	ISS	APT
Trailing costs from the sale of the Memcor product line	$—	$—	$—	$—	$—	$—	$—	$0.2
Product rationalization in electro-chlorination business	—	—	—	0.7	—	—	—	0.9
Loss on divestiture of Lange product line	—	—	0.2	—	—	—	0.2	—
Total	$—	$—	$0.2	$0.7	$—	$—	$0.2	$1.1

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
Our ability to fund our capital needs depends on our ongoing ability to generate cash from operations and access to bank financing and the capital markets. Although neither moderate increases in net working capital nor the COVID-19 pandemic have materially impacted our liquidity to date, we plan to continue to evaluate aspects of our spending, including capital expenditures, discretionary spending, and strategic investments. We believe we are currently well-positioned to manage our business and have the ability and sufficient capacity to meet our cash requirements by using available cash, internally generated funds, and borrowing under the 2021 Revolving Credit Facility.
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with suppliers to optimize our terms and conditions, including occasionally extending payment terms. We also facilitate a voluntary supply chain finance program (the “program”) to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. A third party administers the program; our responsibility is limited to making payments on the terms originally negotiated with our supplier, regardless of whether the supplier sells its receivable to a financial institution. We do not enter into agreements with any of the participating financial institutions in connection with the program. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the program. The amounts settled through the program and paid to participating financial institutions were $20.4 million and $13.9 million in the six months ended March 31, 2022 and 2021, respectively. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit to participation in the program.
We expect to continue to finance our liquidity requirements through internally generated funds, borrowings under the 2021 Revolving Credit Facility and equipment financing arrangements. We believe that our projected cash flows generated from operations, together with borrowings under the 2021 Revolving Credit Facility, and other financing arrangements are sufficient to fund our principal debt payments, interest expense, our working capital needs, and our expected capital expenditures for the next twelve months. Our capital expenditures for the six months ended March 31, 2022 and 2021 were $36.3 million and $36.3 million, respectively. However, our budgeted capital expenditures can vary from period to period based on the nature of capital intensive project awards. Our focus on customer outsourced water projects will continue to be a driver of capital expenditures. From time to time, we may enter into financing arrangements related to capital expenditures for equipment used to provide services to our customers. During the six months ended March 31, 2022 and 2021, we entered into equipment financing arrangements totaling $13.9 million and $14.0 million, respectively. In addition, we may draw on the 2021 Revolving Credit Facility from time to time to fund or partially fund an acquisition.

As of March 31, 2022, we had total indebtedness of $945.4 million, including $471.4 million of term loan borrowings under the 2021 Credit Agreement, $221.1 million outstanding under the 2021 Revolving Credit Facility, $150.1 million outstanding under the Securitization Facility, which includes $0.1 million of accrued interest and $102.8 million in borrowings related to equipment financing. We also had $9.6 million of letters of credit issued under our 2021 Revolving Credit Facility as of March 31, 2022.
As of March 31, 2022 and September 30, 2021, we were in compliance with the covenants contained in the 2021 Credit Agreement, including the 2021 Revolving Credit Facility.
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

The 2021 Credit Agreement contains customary representations, warranties, affirmative covenants, and negative covenants, including, among other things, a springing maximum first lien leverage ratio of 5.55 to 1.00. The Company did not exceed this ratio during the six months ended March 31, 2022, does not anticipate exceeding this ratio during the year ending September 30, 2022, and therefore does not anticipate any additional repayments during the year ending September 30, 2022.
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
The Receivables Securitization Program contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the Receivables being sold by the Originators and securing the loans made by the Receivables Financing Lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. The Company was in compliance with all covenants during the six months ended March 31, 2022, does not anticipate becoming noncompliant during the year ending September 30, 2022, and therefore, subject to collateral availability, does not anticipate any additional repayments during the year ending September 30, 2022.
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

Contractual Obligations
We presented our contractual obligations in Part II, Item 7, “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as filed with the SEC on November 17, 2021. There were no significant changes in our contractual obligations during the six months ended March 31, 2022.
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
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Six Months Ended March 31,
(In millions)	2022	2021
Statement of Cash Flows Data
Net cash provided by operating activities	$29.1	$63.1
Net cash used in investing activities	(230.6)	(44.0)
Net cash provided by financing activities	183.9	8.3
Effect of exchange rate changes on cash	0.9	2.3
Change in cash and cash equivalents	$(16.7)	$29.7
Operating Activities
Cash flows from operating activities can fluctuate significantly from period‑to‑period as working capital needs and the timing of payments for restructuring activities and other items impact reported cash flows.
Net cash provided by operating activities totaled $29.1 million in the six months ended March 31, 2022, and $63.1 million in the six months ended March 31, 2021.
•Operating cash flows in the six months ended March 31, 2022 reflect an increase in net earnings of $1.9 million as compared to the six months ended March 31, 2021.

•The add back of non‑cash items increased operating cash flows by $76.7 million in the six months ended March 31, 2022, as compared to an increase to operating cash flows of $59.7 million in the six months ended March 31, 2021, resulting in an increase of $17.0 million. This increase was primarily related to the add back of foreign currency losses in the current period, compared to the deduction of foreign currency gains in the prior period, as well as an increase in depreciation and amortization, and share-based compensation expenses in the current period. Non-cash changes also include deferred income taxes, amortization of deferred financing fees, gains and losses on sale of businesses, and gains and losses on sale of property, plant, and equipment.
•The aggregate of receivables, inventories, contract assets and liabilities, and accounts payable used $17.8 million in operating cash flows in the six months ended March 31, 2022, compared to providing $28.8 million in the six months ended March 31, 2021, resulting in a decrease to cash flows of $46.6 million as compared to the prior year period.
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
•The aggregate of the remaining assets and liabilities used $43.3 million of operating cash flows in the six months ended March 31, 2022, compared to using $33.0 million in the six months ended March 31, 2021, resulting in a decrease to cash flows of $10.3 million. This is mainly due to timing of payments and timing of cash receipts on long-term receivables.
•Income taxes provided $0.1 million during the six months ended March 31, 2022, as compared to using $3.9 million during the six months ended March 31, 2021, resulting in an increase to cash flows of $4.0 million as compared to the prior year period.
Investing Activities
Net cash used in investing activities was $230.6 million in the six months ended March 31, 2022, as compared to net cash used in investing activities of $44.0 million in the six months ended March 31, 2021, resulting in a net decrease of $186.6 million as compared to the prior year period. This decrease was largely driven by cash outflow associated with the acquisition of the Mar Cor Business in the current period.
Financing Activities
Net cash provided by financing activities was $183.9 million in the six months ended March 31, 2022, as compared to providing $8.3 million in the six months ended March 31, 2021, resulting in a net increase of $175.6 million as compared to the prior year period. The increase in cash provided by financing activities for the six months ended March 31, 2022 was primarily due to an increased issuance of debt compared to the prior period. This increase was partially offset by increased repayments of debt as well as an increase of taxes paid related to net share settlements of share-based compensation awards compared to the prior period. Lastly, cash received from the issuance of common stock in connection with the exercise of stock options declined compared to the prior period.
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
Off‑Balance Sheet Arrangements
We had the following outstanding under our credit arrangements at March 31, 2022 and September 30, 2021:

(In millions)	March 31, 2022	September 30, 2021
Letters of credit	$9.6	$10.1
Surety bonds	$122.1	$147.8
The longest maturity date of the letters of credit and surety bonds in effect as of March 31, 2022 was March 20, 2030.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to confirm that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to confirm that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.

While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2020, the Company learned that the SEC and the United States Attorney’s Office for the District of Massachusetts are investigating whether financial misstatements were made in the Company’s public filings and earnings announcements prior to October 2018, similar to what was alleged in a class action lawsuit filed in November 2018 captioned In re Evoqua Water Technologies Corp. Securities Litigation (the “Securities Litigation”), which was dismissed in November 2021 following Court approval of a settlement in the amount of $16.65 million, all of which was paid by insurance. The Company is cooperating with those investigations. Although the Company is unable to predict the outcome or reasonably estimate any potential loss from the ongoing investigations, we currently believe that this matter will not have a material adverse effect on our business, financial condition, results of operations, or prospects.
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

EVOQUA WATER TECHNOLOGIES CORP.

May 3, 2022	/s/ RONALD C. KEATING
	By:	Ronald C. Keating
Chief Executive Officer (Principal Executive Officer)

May 3, 2022	/s/ BENEDICT J. STAS
	By:	Benedict J. Stas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)