Form 10-Q
period 2022-06-30
Evoqua Water Technologies Corp.
filed 2022-08-02
CIK 1604643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended
June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There were 121,486,702 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of July 27, 2022.

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
All of these forward‑looking statements are based on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward‑looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 17, 2021, and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report may cause our actual results, performance or achievements to differ materially from any future results, performance, or achievements expressed or implied by these forward‑looking statements or could affect our share price. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward‑looking statements include, among other things:
•general global economic and business conditions, including the impacts of the COVID-19 pandemic, geopolitical conflicts, such as the conflict between Russia and Ukraine, and potential recessionary conditions;
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
•our ability to execute on our strategies related to environmental, social, and governance matters, and achieve related goals and targets, including as a result of evolving standards, laws, regulations, processes, and assumptions, delayed scientific and technological developments, increased costs, and changes in carbon markets; and
•other risks and uncertainties, including those listed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as filed with the SEC on November 17, 2021, and in other filings we may make from time to time with the SEC.

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

Part I - Financial Information

Item 1. Financial Statements

Evoqua Water Technologies Corp.
Consolidated Balance Sheets
(In thousands)

	(Unaudited)
	June 30, 2022	September 30, 2021
ASSETS
Current assets	$832,220	$678,458
Cash and cash equivalents	137,839	146,244
Receivables, net	293,471	277,995
Inventories, net	232,459	158,503
Contract assets	101,899	72,746
Prepaid and other current assets	64,877	21,871
Income tax receivable	1,675	1,099
Property, plant, and equipment, net	400,367	374,988
Goodwill	471,688	407,376
Intangible assets, net	315,983	290,075
Deferred income taxes, net of valuation allowance	4,788	8,285
Operating lease right-of-use assets, net	52,954	45,521
Other non‑current assets	93,618	64,188
Total assets	$2,171,618	$1,868,891
LIABILITIES AND EQUITY
Current liabilities	$457,162	$405,989
Accounts payable	198,180	164,535
Current portion of debt, net of deferred financing fees and discounts	16,064	12,775
Contract liabilities	66,943	55,883
Product warranties	7,198	8,138
Accrued expenses and other liabilities	162,474	160,367
Income tax payable	6,303	4,291
Non‑current liabilities	$1,052,166	$880,683
Long-term debt, net of deferred financing fees and discounts	909,763	730,430
Product warranties	3,994	2,966
Obligation under operating leases	43,832	37,935
Other non‑current liabilities	79,766	92,909
Deferred income taxes	14,811	16,443
Total liabilities	$1,509,328	$1,286,672
Commitments and Contingent Liabilities (Note 19)
Shareholders’ equity
Common stock, par value $0.01: authorized 1,000,000 shares; issued 123,150 shares, outstanding 121,486 at June 30, 2022; issued 122,173 shares, outstanding 120,509 at September 30, 2021	$1,232	$1,223
Treasury stock: 1,664 shares at June 30, 2022 and 1,664 shares at September 30, 2021	(2,837)	(2,837)
Additional paid-in capital	600,403	582,052
Retained earnings (deficit)	19,698	(11,182)
Accumulated other comprehensive income, net of tax	43,794	11,415
Total Evoqua Water Technologies Corp. equity	$662,290	$580,671
Non-controlling interest	—	1,548
Total shareholders’ equity	$662,290	$582,219
Total liabilities and shareholders’ equity	$2,171,618	$1,868,891
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Revenue from product sales	$267,957	$218,427	$740,300	$600,908
Revenue from services	171,368	151,254	492,021	437,530
Revenue from product sales and services	$439,325	$369,681	$1,232,321	$1,038,438
Cost of product sales	(185,742)	(152,591)	(524,867)	(428,173)
Cost of services	(117,451)	(100,061)	(331,928)	(291,972)
Cost of product sales and services	$(303,193)	$(252,652)	$(856,795)	$(720,145)
Gross profit	$136,132	$117,029	$375,526	$318,293
General and administrative expense	(61,426)	(50,837)	(186,231)	(146,048)
Sales and marketing expense	(40,634)	(35,871)	(116,942)	(103,629)
Research and development expense	(3,857)	(3,413)	(11,060)	(9,929)
Total operating expenses	$(105,917)	$(90,121)	$(314,233)	$(259,606)
Other operating income	951	1,662	4,023	2,653
Other operating expense	(136)	(260)	(426)	(618)
Income before interest expense and income taxes	$31,030	$28,310	$64,890	$60,722
Interest expense	(8,440)	(11,224)	(24,969)	(28,292)
Income before income taxes	$22,590	$17,086	$39,921	$32,430
Income tax expense	(5,027)	(3,887)	(8,896)	(7,672)
Net income	$17,563	$13,199	$31,025	$24,758
Net income attributable to non‑controlling interest	—	44	145	134
Net income attributable to Evoqua Water Technologies Corp.	$17,563	$13,155	$30,880	$24,624
Basic income per common share	$0.14	$0.11	$0.26	$0.21
Diluted income per common share	$0.14	$0.11	$0.25	$0.20
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net income	$17,563	$13,199	$31,025	$24,758
Other comprehensive (loss) income
Foreign currency translation adjustments	(5,643)	591	(1,858)	22,605
Unrealized derivative gain (loss) on cash flow hedges, net of tax	5,435	(3,524)	33,746	6,569
Change in pension liability, net of tax	156	266	491	640
Total other comprehensive (loss) income	$(52)	$(2,667)	$32,379	$29,814
Less: Comprehensive income attributable to non‑controlling interest	—	(44)	(145)	(134)
Comprehensive income attributable to Evoqua Water Technologies Corp.	$17,511	$10,488	$63,259	$54,438
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Changes in Equity
(In thousands)

	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at September 30, 2021	122,173	$1,223	1,664	$(2,837)	$582,052	$(11,182)	$11,415	$1,548	$582,219
Equity based compensation expense	—	—	—	—	5,203	—	—	—	$5,203
Issuance of common stock, net	199	2	—	—	822	—	—	—	$824
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(100)	$(100)
Net income	—	—	—	—	—	5,987	—	101	$6,088
Other comprehensive income	—	—	—	—	—	—	8,359	—	$8,359
Balance at December 31, 2021	122,372	$1,225	1,664	$(2,837)	$588,077	$(5,195)	$19,774	$1,549	$602,593
Equity based compensation expense	—	—	—	—	5,386	—	—	—	$5,386
Issuance of common stock, net	394	4	—	—	(1,358)	—	—	—	$(1,354)
Net income	—	—	—	—	—	7,330	—	44	$7,374
Other comprehensive income	—	—	—	—	—	—	24,072	—	$24,072
Balance at March 31, 2022	122,766	$1,229	1,664	$(2,837)	$592,105	$2,135	$43,846	$1,593	$638,071
Equity based compensation expense	—	—	—	—	5,750	—	—	—	$5,750
Issuance of common stock, net	384	3	—	—	2,548	—	—	—	$2,551
Acquisition of non-controlling interest	—	—	—	—	—	—	—	(1,593)	$(1,593)
Net income	—	—	—	—	—	17,563	—	—	$17,563
Other comprehensive loss	—	—	—	—	—	—	(52)	—	$(52)
Balance at June 30, 2022	123,150	$1,232	1,664	$(2,837)	$600,403	$19,698	$43,794	$—	$662,290
See accompanying notes to these Unaudited Consolidated Financial Statements

	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at September 30, 2020	119,486	$1,189	2,195	$(2,837)	$564,928	$(62,664)	$(20,472)	$1,919	$482,063
Equity based compensation expense	—	—	—	—	3,019	—	—	—	$3,019
Issuance of common stock, net	1,264	13	1	—	14,250	—	—	—	$14,263
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(250)	$(250)
Net income	—	—	—	—	—	6,433	—	44	$6,477
Other comprehensive loss	—	—	—	—	—	—	(3,611)	—	$(3,611)
Balance at December 31, 2020	120,750	$1,202	2,196	$(2,837)	$582,197	$(56,231)	$(24,083)	$1,713	$501,961
Equity based compensation expense	—	—	—	—	3,214	—	—	—	$3,214
Issuance of common stock, net	692	13	(532)	—	(21,377)	—	—	—	$(21,364)
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(100)	$(100)
Net income	—	—	—	—	—	5,036	—	46	$5,082
Other comprehensive income	—	—	—	—	—	—	36,092	—	$36,092
Balance at March 31, 2021	121,442	$1,215	1,664	$(2,837)	$564,034	$(51,195)	$12,009	$1,659	$524,885
Equity based compensation expense	—	—	—	—	4,228	—	—	—	$4,228
Issuance of common stock, net	395	4	—	—	5,630	—	—	—	$5,634
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(100)	$(100)
Net income	—	—	—	—	—	13,155	—	44	$13,199
Other comprehensive loss	—	—	—	—	—	—	(2,667)	—	$(2,667)
Balance at June 30, 2021	121,837	$1,219	1,664	$(2,837)	$573,892	$(38,040)	$9,342	$1,603	$545,179
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Changes in Cash Flows
(In thousands)

	Nine Months Ended June 30,
	2022	2021
Operating activities
Net income	$31,025	$24,758
Reconciliation of net income to cash flows provided by operating activities:
Depreciation and amortization	93,881	83,707
Amortization of deferred financing fees (includes $0 and $1,333 write off of deferred financing fees)	1,393	2,814
Deferred income taxes	1,332	994
Share-based compensation	16,339	10,461
(Gain) loss on sale of property, plant, and equipment	(684)	2,456
(Gain) loss on sale of business	(193)	193
Foreign currency exchange losses (gains) on intercompany loans and other non-cash items	11,235	(4,628)
Changes in assets and liabilities
Accounts receivable	3,222	18,931
Inventories	(44,566)	(18,261)
Contract assets	(30,092)	12,059
Prepaids and other current assets	(23,951)	(21,869)
Accounts payable	27,367	(10,587)
Accrued expenses and other liabilities	2,494	23,065
Contract liabilities	11,356	9,337
Income taxes	1,596	(2,489)
Other non‑current assets and liabilities	(14,820)	(28,083)
Net cash provided by operating activities	86,934	102,858
Investing activities
Purchase of property, plant, and equipment	(58,700)	(54,147)
Purchase of intangibles	(2,361)	(1,206)
Proceeds from sale of property, plant, and equipment	2,383	1,108
Proceeds from sale of business, net of cash of $0 and $0	356	897
Acquisitions, net of cash received $0 and $0	(206,471)	(21,059)
Net cash used in investing activities	(264,793)	(74,407)
Financing activities
Issuance of debt, net of deferred issuance costs	245,236	747,877
Repayment of debt	(64,007)	(837,082)
Repayment of finance lease obligation	(9,965)	(10,173)
Proceeds from issuance of common stock	7,921	18,096
Taxes paid related to net share settlements of share-based compensation awards	(6,274)	(1,315)
Distribution to non‑controlling interest	(100)	(450)
Net cash provided by (used in) financing activities	172,811	(83,047)
Effect of exchange rate changes on cash	(3,357)	3,119
Change in cash and cash equivalents	(8,405)	(51,477)
Cash and cash equivalents
Beginning of period	146,244	193,001
End of period	$137,839	$141,524
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Supplemental Disclosure of Cash Flow Information
(In thousands)

	Nine Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid for taxes	$5,544	$7,536
Cash paid for interest	$19,076	$20,643
Non‑cash investing and financing activities
Finance lease transactions	$10,404	$12,300
Operating lease transactions	$18,482	$11,699
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
Accounting Pronouncements Recently Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and also issued subsequent amendments to the initial guidance (collectively, “Topic 848”). Topic 848 became effective immediately and expires on December 31, 2022. Topic 848 allows eligible contracts that are modified to be accounted for as a continuation of those contracts, permits companies to preserve their hedge accounting during the transition period and enables companies to make a one-time election to transfer or sell held-to-maturity debt securities that are affected by rate reform. Topic 848 provides optional expedients and exceptions for contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform if certain criteria are met. The Company adopted Topic 848 during the nine months ended June 30, 2022 and the adoption did not have a material impact on the Company’s Unaudited Consolidated Financial Statements and related disclosures.
3. Variable Interest Entities
Treated Water Outsourcing (“TWO”) was a joint venture between the Company and Nalco Water, an Ecolab company (“Nalco”), in which the Company held a 50% partnership interest. The Company acquired the remaining partnership interest in TWO from Nalco on April 1, 2022. See Note 4, “Acquisitions and Divestitures” for further discussion. Prior to acquisition, the Company was obligated to absorb all risk of loss up to 100% of the joint venture partner’s equity. As such, the Company fully consolidated TWO as a variable interest entity (“VIE”) under ASC Topic No. 810, Consolidation.
The following provides a summary of TWO’s balance sheet as of September 30, 2021, and summarized financial information for the three and nine months ended June 30, 2021, and the nine months ended June 30, 2022. As a result of the acquisition of the remaining partnership interest in TWO on April 1, 2022, there is no summarized financial information for the three months ended June 30, 2022.

September 30, 2021
Current assets (includes cash of $1,380)	$3,202
Property, plant, and equipment	903
Goodwill	2,206
Total liabilities	(1,009)

	Three Months Ended June 30,	Nine Months Ended June 30,
	2021	2022	2021
Total revenue	$843	$1,641	$2,511
Total operating expenses	(748)	(1,440)	(2,217)
Income from operations	$95	$201	$294
On October 1, 2019, the Company acquired a 60% investment position in San Diego-based Frontier Water Systems, LLC (“Frontier”). The Frontier acquisition was a VIE because it had insufficient equity to finance its activities due to key assets being assigned to the Company upon acquisition.  The Company was the primary beneficiary of Frontier because the Company had the power to direct the activities that most significantly affect Frontier’s economic performance.
In addition, the Company entered into an agreement to purchase the remaining 40% interest in Frontier on or prior to March 30, 2024. This agreement (a) gave holders of the remaining 40% interest in Frontier (the “Minority Owners”) the right to sell to Evoqua up to approximately 10% of the outstanding equity in Frontier at a predetermined price, which right was exercisable by the Minority Owners between January 1, 2021 and February 28, 2021 (the “Option”), and (b) obligated the Company to purchase and the Minority Owners to sell all of the Minority Owners’ remaining interest in Frontier at the fair market value at the time of sale on or prior to March 30, 2024 (the “Purchase Right”). The Company acquired an additional 8% equity interest in Frontier in April 2021. On April 1, 2022, the Company purchased the remaining 32% outstanding equity in Frontier. See Note 4, “Acquisitions and Divestitures” for further discussion.
The following provides a summary of Frontier’s balance sheet as of September 30, 2021, and summarized financial information for the three and nine months ended June 30, 2021, and the nine months ended June 30, 2022. As a result of the acquisition of the remaining equity interest in Frontier on April 1, 2022, there is no summarized financial information for the three months ended June 30, 2022.

September 30, 2021
Current assets (includes cash of $2,095)	$12,495
Property, plant, and equipment	2,113
Goodwill	1,798
Intangible assets, net	8,265
Total liabilities	(9,425)

	Three Months Ended June 30,	Nine Months Ended June 30,
	2021	2022	2021
Total revenue	$4,945	$13,363	$7,793
Total operating expenses	(4,448)	(12,135)	(8,587)
Income (loss) from operations	$497	$1,228	$(794)
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

On April 1, 2022, the Company acquired the remaining 32% interest in Frontier from the Minority Owners for a purchase price of $10,396, which the Company had accrued for as the Purchase Right as of March 31, 2022, making Frontier a wholly-owned subsidiary of the Company. This followed the Company’s initial acquisition of a 60% equity interest in Frontier in October 2019 and the Company’s acquisition of an additional 8% equity interest in Frontier in April 2021. The total amount paid for the acquisition of Frontier, including those amounts paid in prior periods, was $22,771.
Also on April 1, 2022, the Company acquired the remaining 50% partnership interest in TWO from Nalco for a purchase price of $1,099.
On December 20, 2021, the Company and its indirect wholly-owned subsidiaries Evoqua Water Technologies LLC (“EWT LLC”) and Evoqua Water Technologies Ltd. (together with EWT LLC, the “Buyer”) entered into an Asset Purchase Agreement (the “Agreement”) with Cantel Medical LLC, Mar Cor Purification, Inc., and certain of their affiliates (collectively, the “Sellers”), each wholly-owned subsidiaries of Steris plc, pursuant to which the Buyer agreed to acquire certain assets of the Sellers and assume certain liabilities of the Sellers that are owned or used or arise in connection with the global operation of the Sellers’ renal business (the “Mar Cor Business”) for an aggregate purchase price of $196,300 in cash at closing (the “Purchase Price”), subject to customary adjustments, including for working capital (the “Transaction”). On January 3, 2022, the Company completed the Transaction to acquire the Mar Cor Business for $194,976 paid in cash at closing, following adjustments. The Company utilized cash on hand and borrowed an additional $160,000 under the 2021 Revolving Credit Facility (as defined below) to fund the Transaction. The Mar Cor Business is included within the Integrated Solutions and Services segment.
The Purchase Price includes a $12,300 earn out, which is being held in escrow and will be paid, pro rata, to the Sellers if the Mar Cor Business meets certain sales performance goals through December 31, 2022 (the “Earn Out”). Any portion of the Earn Out not paid to the Sellers during the first year following closing of the Transaction will be returned to the Buyer. A Monte Carlo simulation was performed to determine the fair value of an Earn Out asset for the amount expected to be received back from escrow based on the forecasted achievement of the sales performance goals associated with the Earn Out as of the acquisition date. See Note 6, Fair Value Measurements, for further discussion. In addition, approximately $12,965 of the Purchase Price was placed into an escrow account, of which $9,815 is to secure general indemnification claims against the Sellers and $3,150 is for net working capital adjustments. During the nine months ended June 30, 2022, the Company incurred approximately $3,178 in acquisition costs, which are included in General and administrative expense on the Unaudited Consolidated Statements of Operations.
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

Receivables, net	$21,275
Inventories, net	32,479
Earn Out asset	7,824
Other current assets	1,732
Property, plant, and equipment, net	19,343
Goodwill	68,714
Intangible assets, net	57,094
Other non-current assets	7,434
Total assets acquired	215,895
Current liabilities	(15,377)
Non-current liabilities	(5,542)
Total liabilities assumed	(20,919)
Net assets acquired	$194,976
During the nine months ended June 30, 2022, the Company completed the divestiture of the resin regeneration assets in Germany (the “Germany Regen Business”) for $356 in cash at closing, resulting in a gain of $193 recognized on the sale. The Germany Regen Business was a part of the Applied Product Technologies segment.
5. Revenue
Performance Obligations
The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations if the product has an alternative use and the Company does not have an enforceable right to payment for the performance completed to date, including a normal profit margin, in the event of termination for convenience. The Company maintains a backlog of confirmed orders, which totaled approximately $344,633 at June 30, 2022. This backlog represents the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that the majority of these performance obligations will be satisfied within the next twelve to twenty-four months.
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
Information regarding the source of revenue:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Revenue from contracts with customers recognized under Topic 606	$396,354	$320,218	$1,096,883	$903,325
Other(1)	42,971	49,463	135,438	135,113
Total	$439,325	$369,681	$1,232,321	$1,038,438
(1)     Other revenue relates to revenue recognized pursuant to ASU 2016-02, Leases (Topic 842), primarily attributable to long term rentals.

Information regarding revenue disaggregated by source of revenue and segment is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Integrated Solutions and Services
Capital	$72,535	$63,336	$210,339	$166,055
Aftermarket	59,033	31,852	150,602	91,499
Service	165,843	144,499	476,356	420,984
Total	$297,411	$239,687	$837,297	$678,538
Applied Product Technologies
Capital	$98,782	$92,692	$274,444	$259,877
Aftermarket	37,607	30,547	104,915	83,477
Service	5,525	6,755	15,665	16,546
Total	$141,914	$129,994	$395,024	$359,900
Total Revenue
Capital	$171,317	$156,028	$484,783	$425,932
Aftermarket	96,640	62,399	255,517	174,976
Service	171,368	151,254	492,021	437,530
Total	$439,325	$369,681	$1,232,321	$1,038,438

Information regarding revenue disaggregated by geographic area is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
United States	$362,268	$291,113	$1,009,615	$829,925
Asia	32,996	31,987	91,943	81,568
Europe	28,122	28,749	82,392	81,561
Canada	13,422	14,210	39,831	36,025
Australia	2,517	3,622	8,540	9,359
Total	$439,325	$369,681	$1,232,321	$1,038,438
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

The tables below provide a roll-forward of contract assets and contract liabilities balances for the periods presented:

	Nine Months Ended June 30,
Contract assets(a)	2022	2021
Balance at beginning of period	$72,746	$80,759
Recognized in current period	294,794	232,750
Reclassified to accounts receivable	(265,324)	(244,766)
Foreign currency	(317)	600
Balance at end of period	$101,899	$69,343
(a)     Excludes receivable balances which are disclosed on the Consolidated Balance Sheets.

	Nine Months Ended June 30,
Contract Liabilities	2022	2021
Balance at beginning of period	$55,883	$26,259
Recognized in current period	271,227	245,049
Amounts in beginning balance reclassified to revenue	(44,718)	(18,496)
Current period amounts reclassified to revenue	(215,366)	(216,972)
Foreign currency	(83)	1,075
Balance at end of period	$66,943	$36,915
6. Fair Value Measurements
As of June 30, 2022 and September 30, 2021, the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximated carrying values due to the short maturity of these items.
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

	Net Asset Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2022
Assets:
Pension plan
Cash	$—	$316	$—	$—
Global Multi-Asset Fund	12,639	—	—	—
Government Securities	1,459	—	—	—
Liability Driven Investment	4,275	—	—	—
Guernsey Unit Trust	2,255	—	—	—
Global Absolute Return	1,418	—	—	—
Deferred compensation plan assets
Cash	—	1,034	—	—
Mutual Funds	—	13,106	—	—
Earn-out assets related to acquisitions	—	—	—	10,543
Interest rate swaps	—	—	36,500	—
Foreign currency forward contracts	—	—	107	—
Liabilities:
Pension plan	—	—	(41,483)	—
Deferred compensation plan liabilities	—	—	(20,361)	—
Total return swaps—deferred compensation	—	—	(137)	—
Long‑term debt	—	—	(928,629)	—
Foreign currency forward contracts	—	—	(75)	—
Commodity swaps	—	—	(7)	—

	Net Asset Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2021
Assets:
Pension plan
Cash	$—	$831	$—	$—
Global Multi-Asset Fund	15,244	—	—	—
Government Securities	5,158	—	—	—
Liability Driven Investment	2,793	—	—	—
Guernsey Unit Trust	2,387	—	—	—
Global Absolute Return	2,225	—	—	—
Deferred compensation plan assets
Cash	—	1,251	—	—
Mutual Funds	—	17,806	—	—
Interest rate swaps	—	—	3,127	—
Foreign currency forward contracts	—	—	24	—
Liabilities:
Pension plan	—	—	(46,013)	—
Deferred compensation plan liabilities	—	—	(24,382)	—
Total return swaps—deferred compensation	—	—	(130)	—
Long‑term debt	—	—	(752,988)	—
Interest rate swaps	—	—	(303)	—
Foreign currency forward contracts	—	—	(102)	—
Commodity swaps	—	—	(19)	—
Earn-out liabilities related to acquisitions	—	—	—	(150)
Purchase Right	—	—	—	(8,305)
The pension plan assets and liabilities and deferred compensation plan assets and liabilities are included in Other non‑current assets and Other non‑current liabilities at June 30, 2022 and September 30, 2021. The unrealized loss on mutual funds was $2,111 at June 30, 2022.
The Company records contingent consideration arrangements at fair value on a recurring basis, and the associated balances presented as of June 30, 2022 and September 30, 2021 are earn-outs related to acquisitions. The fair value of earn-outs related to acquisitions is based on significant unobservable inputs including the achievement of certain performance metrics. Significant changes in these inputs would result in corresponding increases or decreases in the fair value of the earn-out each period until the related contingency has been resolved. Changes in the fair value of the contingent consideration obligations and assets can result from adjustments in the probability of achieving future development steps, sales targets and profitability and are recorded in General and administrative expenses in the Unaudited Consolidated Statements of Operations. During the three and nine months ended June 30, 2022, the Company recorded a decrease in the fair value of the earn-out liability related to the prior year acquisition of Water Consulting Specialists, Inc. (“WCSI”) of $25 and $150, respectively. As a result of the Mar Cor Business acquisition on January 3, 2022, the Company recorded an Earn Out asset for $7,824 which represented the fair value of amounts expected to be received back from escrow based on the forecasted achievement of certain sales performance goals at the acquisition date. During the three and nine months ended June 30, 2022, the Company recorded an increase in the fair value of the Earn Out asset of $2,719 based on updated forecast information. As of June 30, 2022 and September 30, 2021, earn-out liabilities related to acquisitions totaled $0 and $150, respectively, and are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. As of June 30, 2022 and September 30, 2021, earn-out assets related to acquisitions total $10,543 and $0, respectively, and are included in Prepaid and other current assets on the Consolidated Balance Sheets.
In addition, the Company had a liability recorded for the Purchase Right to purchase the remaining 32% interest of Frontier. During the nine months ended June 30, 2022, the Company recorded an increase in the fair value of the Purchase Right liability of $2,091, which was recorded to Interest expense on the Unaudited Consolidated Statements of Operations. The Purchase Right was exercised by the Minority Owners on April 1, 2022 resulting in the purchase of the remaining interest of Frontier for $10,396 and the settlement of the Purchase Right liability recorded. As of June 30, 2022 and September 30, 2021, $0 and $8,305, respectively is included in Other non‑current liabilities related to the Purchase Right on the Consolidated Balance Sheets.
7. Accounts Receivable
Accounts receivable are summarized as follows:

	June 30, 2022	September 30, 2021
Accounts receivable	$300,121	$282,819
Allowance for credit losses	(6,650)	(4,824)
Receivables, net	$293,471	$277,995
The movement in the allowance for credit losses was as follows for the nine months ended June 30, 2022:

Balance at September 30, 2021	$(4,824)
Charged to costs and expenses	(1,423)
Write-offs	190
Foreign currency and other	(593)
Balance at June 30, 2022	$(6,650)
8. Inventories
The major classes of Inventories, net are as follows:

	June 30, 2022	September 30, 2021
Raw materials and supplies	$119,853	$86,469
Work in progress	36,296	19,842
Finished goods and products held for resale	85,709	59,624
Costs of unbilled projects	2,909	2,277
Reserves for excess and obsolete	(12,308)	(9,709)
Inventories, net	$232,459	$158,503

9. Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	June 30, 2022	September 30, 2021
Machinery and equipment	$401,670	$388,352
Rental equipment	261,644	246,257
Land and buildings	77,473	70,048
Construction in process	71,303	59,737
	812,090	764,394
Less: accumulated depreciation	(411,723)	(389,406)
Property, plant, and equipment, net	$400,367	$374,988
The Company entered into secured financing agreements that require providing a security interest in specified equipment and, in some cases, the underlying contract. As of June 30, 2022 and September 30, 2021, the gross and net amounts of those assets are as follows:

	June 30, 2022		September 30, 2021
	Gross	Net	Gross	Net
Machinery and equipment	$86,133	$63,931	$73,632	$57,036
Construction in process	44,121	44,121	30,504	30,504
	$130,254	$108,052	$104,136	$87,540
Depreciation expense and maintenance and repairs expense for the three and nine months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Depreciation expense	$21,089	$19,170	$61,131	$56,450
Maintenance and repair expense	7,808	4,603	21,402	14,565
10. Goodwill
Changes in the carrying amount of goodwill are as follows:

	Integrated Solutions and Services	Applied Product Technologies	Total
Balance at September 30, 2021	$233,830	$173,546	$407,376
Business combinations and divestitures	68,708	(34)	68,674
Foreign currency translation	(701)	(3,661)	(4,362)
Balance at June 30, 2022	$301,837	$169,851	$471,688
As of June 30, 2022 and September 30, 2021, $223,834 and $159,730, respectively, of goodwill was deductible for tax purposes.

11. Debt
Long‑term debt, including accrued interest, consists of the following:

	June 30, 2022	September 30, 2021
2021 Term Loan, due April 1, 2028 (1)	$470,250	$473,837
2021 Revolving Credit Facility, due April 1, 2026 (2)	211,113	37,268
Securitization Facility, due April 1, 2024 (3)	138,013	150,061
Equipment Financing, due September 30, 2023 to July 31, 2029, interest rates ranging from 3.59% to 8.07%	116,796	93,375
Notes Payable, due July 31, 2023 (4)	—	402
Total debt	936,172	754,943
Less unamortized deferred financing fees	(10,345)	(11,738)
Total net debt	925,827	743,205
Less current portion	(16,064)	(12,775)
Total long‑term debt	$909,763	$730,430
(1)The interest rate on the 2021 Term Loan was 3.56% as of June 30, 2022, comprised of 1.06% LIBOR plus a 2.50% spread. Includes accrued interest of $0 and $25 at June 30, 2022 and September 30, 2021, respectively.
(2)The 2021 Revolving Credit Facility includes $206,000 outstanding with an interest rate of 3.64% as of June 30, 2022, comprised of 1.69% LIBOR plus a 1.95% spread, and $5,000 outstanding with an interest rate of 5.70%. as of June 30, 2022, comprised of 4.75% Prime Rate plus a 0.95% spread. During the nine months ended June 30, 2022, the spread on the 2021 Revolving Credit Facility was reduced from 2.25% at September 30, 2021 as a result of a Sustainability Pricing Adjustment per the 2021 Credit Agreement. Includes accrued interest of $113 and $268, at June 30, 2022 and September 30, 2021, respectively.
(3)The interest rate on the Securitization Facility was 3.04% as of June 30, 2022, comprised of 1.79% LIBOR plus a 1.25% spread. Includes accrued interest of $113 and $61 at June 30, 2022 and September 30, 2021, respectively.
(4)In March 2022, the outstanding balance of the Notes Payable due July 31, 2023, was repaid in conjunction with the Company’s acquisition of TWO. See Note 4, “Acquisitions and Divestitures” for further discussion.

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

The 2021 Credit Agreement contains customary representations, warranties, affirmative covenants, and negative covenants, including, among other things, a springing maximum first lien leverage ratio of 5.55 to 1.00. The Company did not exceed this ratio during the nine months ended June 30, 2022, does not anticipate exceeding this ratio during the year ending September 30, 2022, and therefore does not anticipate any additional repayments during the year ending September 30, 2022.
The following table summarizes the amount of the Company’s outstanding borrowings and outstanding letters of credit under the 2021 Revolving Credit Facility as of June 30, 2022 and September 30, 2021.

	June 30, 2022	September 30, 2021
Borrowing availability	$350,000	$350,000
Outstanding borrowings	211,000	37,000
Outstanding letters of credit	9,529	10,112
Unused amounts	$129,471	$302,888
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
The Receivables Securitization Program contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the receivables being sold by the Originators and securing the loans made by the Receivables Financing Lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. The Company was in compliance with all covenants during the nine months ended June 30, 2022, does not anticipate becoming noncompliant during the year ending September 30, 2022, and therefore, subject to limitations arising from collateral availability, does not anticipate any additional repayments during the year ending September 30, 2022.

Equipment Financings
During the nine months ended June 30, 2022, the Company completed the following equipment financings:

Date Entered	Due	Interest Rate as of June 30, 2022	Principal Amount
June 30, 2022	July 31, 2029(1)	4.81%	$12,356
June 30, 2022	May 31, 2029(2)	4.25%	4,086
March 18, 2022	March 17, 2029	4.67%	1,839
March 16, 2022	July 31, 2029(1)	4.81%	1,317
March 15, 2022	April 1, 2029	4.74%	4,788
December 30, 2021	December 30, 2028	3.94%	2,207
December 23, 2021	July 31, 2029(1)	4.81%	3,742
			$30,335
(1)Represents an advance received from the lender on a multiple draw term loan in which the Company is making interest only payments through August 1, 2022 based on an interest rate of 4.81% including a 1.06% LIBOR plus a 3.75% spread as of June 30, 2022. The Company entered into an interest rate swap with an effective date of August 1, 2022 to mitigate risk associated with this variable rate equipment financing, see Note 12, “Derivative Financial Instruments” for further discussion.
(2)Represents an advance received from the lender on a multiple draw term loan in which the Company is making interest only payments through December 30, 2022 based on a 1.50% Secured Overnight Financing Rate plus a 2.75% spread.

Deferred Financing Fees and Discounts
Deferred financing fees and discounts related to the Company’s long-term debt were included as a contra liability to debt on the Consolidated Balance Sheets as follows:

	June 30, 2022	September 30, 2021
Current portion of deferred financing fees and discounts(1)	$(1,891)	$(1,866)
Long-term portion of deferred financing fees and discounts(2)	(8,454)	(9,872)
Total deferred financing fees and discounts	$(10,345)	$(11,738)
(1)Included in Current portion of debt, net of deferred financing fees and discounts on the Consolidated Balance Sheets.
(2)Included in Long-term debt, net of deferred financing fees and discounts on the Consolidated Balance Sheets.
Amortization of deferred financing fees and discounts included in interest expense was $467 and $437 for the three months ended June 30, 2022 and 2021 and $1,393 and $1,481 for the nine months ended June 30, 2022 and 2021, respectively.

Repayment Schedule
Aggregate maturities of all long‑term debt, including current portion of long‑term debt and excluding finance lease obligations as of June 30, 2022, are presented below:

Fiscal Year
Remainder of 2022	$4,293
2023	18,215
2024	155,025
2025	18,714
2026	22,030
Thereafter	717,895
Total	$936,172
12. Derivative Financial Instruments
Interest Rate Risk Management
The Company is subject to market risk exposure arising from changes in interest rates on the senior secured credit facilities as well as variable rate equipment financings, which bear interest at rates that are indexed against LIBOR. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to mitigate its exposure to rising interest rates. As of June 30, 2022, the notional amount of the Company’s interest rate swaps was $531,000.
Foreign Currency Risk Management
The Company’s functional currency is the U.S. dollar. By operating internationally, the Company is subject to foreign currency translation risk associated with converting the foreign operations’ financial statements into U.S. dollars transactions denominated in currencies other than the U.S. dollar (“foreign currencies”). The Company is also subject to currency risk from transactions denominated in foreign currencies. To mitigate cross-currency transaction risk, the Company analyzes significant exposures where it has receipts or payments in a currency other than the functional currency of its operations, and from time to time may strategically enter into short-term foreign currency forward contracts to lock in some or all of the cash flows associated with these transactions. The Company uses foreign currency derivative contracts in order to manage the effect of exchange fluctuations on forecasted sales and purchases that are denominated in foreign currencies. To mitigate the impact of foreign exchange rate risk, the Company entered into a series of forward contracts designated as cash flow hedges. As of June 30, 2022, the notional amount of the forward contracts was $14,025.

Equity Price Risk Management
The Company is exposed to variability in compensation charges related to certain deferred compensation obligations to employees. Equity price movements affect the compensation expense as certain investments made by the Company’s employees in the deferred compensation plan are revalued. Although not designated as accounting hedges, the Company utilizes derivatives such as total return swaps to economically hedge a portion of this exposure and offset the related compensation expense. As of June 30, 2022, the notional amount of the total return swaps was $4,966.
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

Derivatives Designated as Cash Flow Hedges
The following represents the fair value recorded for derivatives designated as cash flow hedges for the periods presented:

		Asset Derivatives
	Balance Sheet Location	June 30, 2022	September 30, 2021
Interest rate swaps	Prepaid and other current assets	$13,656	$3,127
Foreign currency forward contracts	Prepaid and other current assets	43	6
Interest rate swaps	Other non‑current assets	22,844	—

		Liability Derivatives
	Balance Sheet Location	June 30, 2022	September 30, 2021
Interest rate swaps	Accrued expenses and other current liabilities	$—	$303
Foreign currency forward contracts	Accrued expenses and other current liabilities	75	102
Commodity swaps	Accrued expenses and other current liabilities	7	19
The following represents the amount of gain (loss) recognized in Accumulated other comprehensive income (loss) (“AOCI”) (net of tax) during the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Interest rate swaps	$5,798	$(4,157)	$32,746	$5,111
Foreign currency forward contracts	(135)	67	(53)	(265)
Commodity swaps	(16)	(16)	12	(16)
	$5,647	$(4,106)	$32,705	$4,830
The following represents the amount of (loss) gain reclassified from AOCI into earnings during the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
Location of (Loss) Gain	2022	2021	2022	2021
Cost of product sales and services	$(25)	$9	$(104)	$(4)
General and administrative expense	—	—	(7)	(72)
Selling and marketing expense	—	—	—	(39)
Interest expense	237	(591)	(930)	(1,624)
	$212	$(582)	$(1,041)	$(1,739)
Based on the fair value amounts of the Company’s cash flow hedges at June 30, 2022, the Company expects that approximately $26 of pre-tax net gains will be reclassified from AOCI into earnings during the next twelve months. The amount ultimately realized, however, will differ as exchange rates vary and the underlying contracts settle.

Derivatives Not Designated as Hedging Instruments
The following represents the fair value recorded for derivatives not designated as cash flow hedges for the periods presented:

		Asset Derivatives
	Balance Sheet Location	June 30, 2022	September 30, 2021
Foreign currency forward contracts	Prepaid and other current assets	$64	$18

		Liability Derivatives
	Balance Sheet Location	June 30, 2022	September 30, 2021
Total return swaps—deferred compensation	Accrued expenses and other current liabilities	$137	$130
The following represents the amount of loss recognized in earnings for derivatives not designated as hedges during the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
Location of Loss	2022	2021	2022	2021
General and administrative expense	$(793)	$—	$(834)	$—
	$(793)	$—	$(834)	$—
13. Product Warranties
A reconciliation of the activity related to the accrued warranty, including both the current and long‑term portions, is as follows:

	Current Product Warranties		Non-Current Product Warranties
	Nine Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of the period	$8,138	$6,115	$2,966	$1,724
Warranty provision for sales	4,705	5,680	1,772	1,577
Settlement of warranty claims	(4,987)	(3,826)	(593)	(701)
Foreign currency translation and other	(658)	94	(151)	29
Balance at end of the period	$7,198	$8,063	$3,994	$2,629
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
The Company currently expects to incur in future periods approximately $2,700 to $3,700 of costs related to restructuring programs initiated in prior periods.

The table below sets forth the amounts accrued for the restructuring components and related activity:

	Nine Months Ended June 30,
	2022	2021
Balance at beginning of the period	$304	$970
Restructuring charges following the sale of the Memcor product line	942	4,649
Restructuring charges related to two-segment realignment	413	830
Restructuring charges related to other initiatives	3,232	1,856
Release of prior reserves	(290)	(296)
Write off charges	—	(966)
Cash payments	(3,551)	(6,349)
Other adjustments	(6)	8
Balance at end of the period	$1,044	$702
The balances for accrued restructuring liabilities at June 30, 2022 and September 30, 2021, are recorded in Accrued expenses and other liabilities on the Consolidated Balance Sheets. Restructuring charges primarily represent severance charges and other employee costs, fixed asset write-offs, and certain relocation expenses. The Company expects to pay the remaining amounts accrued as of June 30, 2022 during the remainder of fiscal 2022.
The table below sets forth the location of amounts recorded above on the Unaudited Consolidated Statements of Operations:

	Nine Months Ended June 30,
	2022	2021
Cost of product sales and services	$1,352	$4,341
General and administrative expense	2,403	1,675
Sales and marketing expense	83	348
Research and development expense	1	(15)
Other operating expense, net	458	690
	$4,297	$7,039
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

The components of net periodic benefit cost for the plans were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Service cost	$215	$287	$674	$858
Interest cost	100	81	315	240
Expected return on plan assets	(122)	(88)	(383)	(262)
Amortization of actuarial losses	156	266	491	640
Pension expense for defined benefit plans	$349	$546	$1,097	$1,476
The components of pension expense, other than the service cost component which is included in General and administrative expense, are included in the line item Other operating expense in the Unaudited Consolidated Statements of Operations.
16. Income Taxes
Year-to-date income tax expense or benefit is the product of the most current projected annual effective tax rate (“PAETR”) and the actual year-to-date pretax income (loss) adjusted for any discrete tax items. The income tax expense or benefit for a particular quarter, except for the first quarter, is the difference between the year-to-date calculation of income tax expense or benefit and the year-to-date calculation for the prior quarter. Items unrelated to current period ordinary income or (loss) are recognized entirely in the period identified as a discrete item of tax.
Annual Effective Tax Rate
The PAETR, which excludes the impact of discrete items, was 23.1% and 19.7% as of the nine months ended June 30, 2022 and 2021, respectively. For the nine months ended June 30, 2022, the PAETR was higher than the U.S. federal statutory rate of 21.0% primarily due to the mix of earnings between countries, most of which have higher statutory rates than the U.S., which was mostly offset by the impact of maintaining a valuation allowance that is provided on U.S. deferred tax assets. The current year PAETR was higher than the prior year’s rate due to an increase in projected pretax book income in countries with higher statutory tax rates.
The Company continues to maintain a full valuation allowance on U.S. federal and state net deferred tax assets (excluding the tax effects of deferred tax liabilities associated with indefinite lived intangibles) for the period ending June 30, 2022 as a result of pretax losses incurred since the Company’s inception in early 2014. The Company believes it is prudent to retain a valuation allowance until a more consistent pattern of earnings is established and net operating loss carryforwards begin to be utilized.
Current and Prior Period Tax Expense
For the three months ended June 30, 2022, the Company recognized income tax expense of $5,027 on pretax income of $22,590. The rate of 22.3% differed from the U.S. statutory rate of 21.0% as the mix of earnings between countries, most of which have higher statutory tax rates than the U.S., was mostly offset by the impact of maintaining a U.S. valuation allowance that is provided on U.S. deferred tax assets.
For the three months ended June 30, 2021, the Company recognized income tax expense of $3,887 on pretax income of $17,086. The rate of 22.7% differed from the U.S. statutory rate of 21.0% principally due to the impact of maintaining a U.S. valuation allowance against U.S. deferred tax assets.
For the nine months ended June 30, 2022, the Company recognized income tax expense of $8,896 on pretax income of $39,921. The rate of 22.3% differed from the U.S. statutory rate of 21.0% as the mix of earnings between countries, most of which have higher statutory tax rates than the U.S., was mostly offset by the impact of maintaining a U.S. valuation allowance that is provided on U.S. deferred tax assets.

For the nine months ended June 30, 2021, the Company recognized income tax expense of $7,672 on pretax income of $32,430. The rate of 23.7% differed from the U.S. statutory rate of 21.0% principally due to the unfavorable impact of discrete items related to an adjustment for prior periods and recording an uncertain tax position related to a tax audit in a foreign jurisdiction which were partially offset by the impact of maintaining a U.S. valuation allowance against U.S. deferred tax assets.

At June 30, 2022 and 2021, the Company had gross unrecognized tax benefits of $1,663 and $1,805 respectively.
17. Share-Based Compensation
The Company designs equity compensation plans to attract and retain employees while also aligning employees’ interests with the interests of the Company’s shareholders. In addition, members of the Company’s Board of Directors (the “Board”) participate in equity compensation plans in connection with their service on the Board.

The Company established the Evoqua Water Technologies Corp. Stock Option Plan (the “Stock Option Plan”) on March 6, 2014. The plan allows certain management employees and the Board to purchase shares in the Company. Under the Stock Option Plan, the number of shares available for award was 11,083. As of June 30, 2022, there were approximately 2,177 shares available for future grants, however, the Company does not currently intend to make additional grants under the Stock Option Plan.
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

During the nine months ended June 30, 2022, the Company granted RSUs and performance share units under the Equity Incentive Plan to certain employees of the Company. The final number of performance share units that may be earned is dependent on the Company’s achievement of performance goals related to organic revenue growth dollars and average adjusted EBITDA margin over a three-year measurement period ending September 30, 2024. The final number of performance share units that may be earned is also subject to a total stockholder return (“TSR”) modifier, which operates by increasing or decreasing the total number of shares earned by up to 25% based on the Company’s TSR relative to the TSR of the U.S. constituents of the S&P Global Water Index. In order to receive shares earned at the end of the performance period, the recipient must remain employed by the Company or its subsidiaries through the end of the three-year period (except in the event of retirement, death, disability or, in certain circumstances, related to change in control).

As of June 30, 2022, there were approximately 3,958 shares available for grants under the Equity Incentive Plan.

Outstanding option awards vest ratably at 25% per year, and are exercisable at the time of vesting. The options granted have a ten-year contractual term.

A summary of the stock option activity as of June 30, 2022 is presented below:

(In thousands, except per share amounts)	Options	Weighted Average Exercise Price/Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2021	5,090	$13.87	5.9 years	$120,611
Granted	2	46.75
Exercised	(529)	10.57
Forfeited	(32)	20.94
Outstanding at June 30, 2022	4,531	$14.21	5.3 years	$82,939
Options exercisable at June 30, 2022	3,477	$11.97	4.5 years	$71,433
Options vested and expected to vest at June 30, 2022	4,516	$14.18	5.3 years	$82,792
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the nine months ended June 30, 2022 was $16,282.

A summary of the status of the Company's unvested stock options as of and for the nine months ended June 30, 2022 is presented below.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Unvested at beginning of period	1,901	$6.69
Granted	2	24.22
Vested	(817)	6.54
Forfeited	(32)	6.66
Unvested at end of period	1,054	$6.82
The total fair value of options vested during the nine months ended June 30, 2022, was $5,346.

The following is a summary of the RSU activity for the nine months ended June 30, 2022.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Outstanding at September 30, 2021	1,209	$22.77
Granted	327	44.94
Vested	(504)	22.21
Forfeited	(37)	26.35
Outstanding at June 30, 2022	995	$30.19
Expected to vest at June 30, 2022	966	$29.95
The following is a summary of the performance share unit activity for the nine months ended June 30, 2022, assuming target award level.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Unvested at beginning of period	469	$16.92
Granted	124	52.50
Unvested at end of period	593	$23.39
Expected to vest	551	$23.28
Expense Measurement and Recognition
The Company recognizes share-based compensation for all currently outstanding awards and, in future periods, will recognize compensation costs for the unvested portion of awards based on grant date fair values. Total share-based compensation expense was $5,818 and $5,526 during the three months ended June 30, 2022 and 2021, respectively, of which $5,750 and $4,228 was non-cash, respectively. Total share-based compensation expense was $17,220 and $11,816 during the nine months ended June 30, 2022 and 2021, respectively, of which $16,339 and $10,461 was non-cash, respectively. The unrecognized compensation expense related to stock options, RSUs, and performance share units (measured at a target award level) was $5,591, $24,133 and $9,905, respectively at June 30, 2022, and is expected to be recognized over a weighted average period of 1.7 years, 1.9 years and 2.0 years, respectively. The Company received $7,921 from the exercise of stock options during the nine months ended June 30, 2022.

Employee Stock Purchase Plan
Effective October 1, 2018, the Company implemented an employee stock purchase plan (the “ESPP”) which allows employees to purchase shares of the Company’s stock at 85% of the lower of the fair market value on the first or last business day of the applicable six-month offering period. These purchases are offered twice throughout each fiscal year, and are paid by employees through payroll deductions over the respective six month purchase period, at the end of which the stock is transferred to the employees. On December 21, 2018, the Company registered 11,297 shares of common stock, par value $0.01 per share, of which 5,000 are available for future issuance under the ESPP. During the three months ended June 30, 2022 and 2021, the Company incurred compensation expense of $298 and $249, respectively, in salaries and wages with respect to the ESPP, representing the fair value of the discounted price of the shares. During the nine months ended June 30, 2022 and 2021, the Company incurred compensation expense of $717 and $652, respectively. These amounts are included in the total share-based compensation expense above. On October 1, 2021 and April 1, 2022, 60 and 48 shares, respectively, were issued under the ESPP.
18. Concentration of Credit Risk
The Company’s cash and cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. The Company’s trade receivables do not represent a significant concentration of credit risk at June 30, 2022 and September 30, 2021 due to the wide variety of customers and markets into which products are sold and their dispersion across geographic areas. The Company does perform ongoing credit evaluations of its customers and maintains an allowance for potential credit losses on trade receivables. As of and for the three and nine months ended June 30, 2022 and 2021, no customer accounted for more than 10% of net sales or net accounts receivable.
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
The following summarizes the Company’s outstanding letters of credit and surety bonds as of June 30, 2022 and September 30, 2021, respectively.

	June 30, 2022	September 30, 2021
Revolving credit capacity	$60,000	$60,000
Letters of credit outstanding	9,529	10,112
Remaining revolving credit capacity	$50,471	$49,888

Surety capacity	$262,090	$250,000
Surety issuances	129,021	147,845
Remaining surety available	$133,069	$102,155
The longest maturity date of letters of credit and surety bonds in effect as of June 30, 2022 was March 20, 2030.
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

20. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	June 30, 2022	September 30, 2021
Salaries, wages, and other benefits	$67,837	$79,110
Obligation under operating leases	14,321	13,316
Obligation under finance leases	12,560	12,093
Deferred revenue	11,499	5,241
Third party commissions	10,464	10,031
Taxes, other than income	6,711	4,575
Insurance liabilities	3,466	3,720
Provisions for litigation	1,446	2,938
Severance payments	1,044	304
Fair value of liability derivatives	219	554
Earn-outs related to acquisitions	—	150
Other	32,907	28,335
	$162,474	$160,367
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
Corporate activities include general corporate expenses, elimination of inter-segment transactions, interest income and expense, and certain other charges. Certain other charges may include restructuring and other business transformation charges that have been undertaken to align and reposition the Company to the current reporting structure, acquisition related costs (including transaction costs and certain integration costs), and share-based compensation charges.
Since certain administrative and other operating expenses and other items have not been allocated to business segments, the results in the below table are not necessarily a measure computed in accordance with generally accepted accounting principles and may not be comparable to other companies.

Reportable operating segment revenue and operating profit for the three and nine months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Total revenue
Integrated Solutions and Services	$310,431	$245,414	$868,506	$690,370
Applied Product Technologies	166,779	149,434	464,137	419,122
Total revenue	477,210	394,848	1,332,643	1,109,492
Intersegment revenue
Integrated Solutions and Services	13,020	5,727	31,209	11,832
Applied Product Technologies	24,865	19,440	69,113	59,222
Total intersegment revenue	37,885	25,167	100,322	71,054
Revenue to external customers
Integrated Solutions and Services	297,411	239,687	837,297	678,538
Applied Product Technologies	141,914	129,994	395,024	359,900
Total revenue	$439,325	$369,681	$1,232,321	$1,038,438

Operating profit (loss)
Integrated Solutions and Services	$39,864	$37,793	$113,269	$94,934
Applied Product Technologies	28,592	22,735	69,412	54,218
Corporate	(37,426)	(32,218)	(117,791)	(88,430)
Total operating profit	31,030	28,310	64,890	60,722
Interest expense	(8,440)	(11,224)	(24,969)	(28,292)
Income before income taxes	22,590	17,086	39,921	32,430
Income tax expense	(5,027)	(3,887)	(8,896)	(7,672)
Net income	$17,563	$13,199	$31,025	$24,758

	June 30, 2022	September 30, 2021
Assets
Integrated Solutions and Services	$1,127,646	$887,265
Applied Product Technologies	664,946	656,362
Corporate	379,026	325,264
Total assets	$2,171,618	$1,868,891

22. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings from continuing operations per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Numerator for basic and diluted earnings per common share—Net income attributable to Evoqua Water Technologies Corp.	$17,563	$13,155	$30,880	$24,624
Denominator:
Denominator for basic net income per common share—weighted average shares	121,338	119,015	120,970	119,015
Effect of dilutive securities:
Share‑based compensation	3,512	3,245	3,927	3,312
Denominator for diluted net income per common share—adjusted weighted average shares	124,850	122,260	124,897	122,327
Basic earnings attributable to Evoqua Water Technologies Corp. per common share	$0.14	$0.11	$0.26	$0.21
Diluted earnings attributable to Evoqua Water Technologies Corp. per common share	$0.14	$0.11	$0.25	$0.20
23. Subsequent Events
On July 1, 2022, the Company completed the acquisition of Smith Engineering, Inc. (“Smith Engineering”) for $18,878 cash paid at closing. Smith Engineering is a leader in the design, manufacturing, and service of custom high purity water treatment equipment serving the biotech/pharmaceutical, data center, food and beverage, healthcare, medical device, and microelectronics markets. With over 1,200 customers in North America, Smith Engineering offers a variety of water treatment products and services, including filtration, UV, reverse osmosis, and deionization.
On July 15, 2022, the Company completed the acquisition of Epicor, Inc. (“Epicor”) for $4,269 cash paid at closing. Epicor has supplied specialty resins for power steam system treatment for fifty years. The resins provide a cost-effective and efficient method for creating and maintaining a continual supply of ultra-pure water for power plants.

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
Our solutions are designed to provide our customers with the quantity and quality of water necessary to meet their unique specifications. We enable our customers to achieve lower costs through greater uptime, throughput and efficiency in their operations while supporting their regulatory compliance and environmental requirements. We deliver and maintain these mission critical solutions through our extensive North American service network, and we sell our products and technologies internationally through direct and indirect sales channels. We have worked to protect water, the environment, and our employees for more than 100 years. As a result, we have earned a reputation for quality, safety, and reliability around the world. Our employees are united by a common purpose: Transforming water. Enriching life.®
Our vision “to be the world’s first choice for water solutions” and our values of “integrity, customers, sustainable, and performance” foster a culture that is focused on establishing a workforce that is enabled, empowered and accountable, creating a highly dynamic work environment.
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

Inflation, material availability and labor shortages. Material, freight, and labor inflation resulted in increased costs in the first three quarters of fiscal 2022, and we expect this trend will continue throughout fiscal 2022 and into fiscal 2023. Although we have offset a portion of these increased costs through price increases and operational efficiencies to date, our margin percentage has been negatively impacted. There can be no assurance that we will be able to continue to offset all or any portion of these increased costs. If we are unable to manage commodity fluctuations through pricing actions, cost savings projects, and sourcing decisions as well as through consistent productivity improvements, it may adversely impact our gross profit and gross margin in future periods. Additionally, supply chain disruptions and labor shortages have restricted and could further restrict availability of certain commodities and materials, which may result in delays in our execution of projects in fiscal 2022 and negatively impact revenues. Tight labor markets have resulted in longer times to fill open positions and labor inflation. Continued delays in filling open positions, particularly among our service technician population, could impact our ability to provide timely service to our customers. Although these factors did not have a material adverse effect on our results of operations for the three and nine months ended June 30, 2022, if sustained, they could have a material adverse effect on our results of operations going forward.

Impact of the COVID-19 pandemic. We continue to monitor the ongoing effects of the COVID-19 pandemic, particularly as shutdowns and restrictions in parts of China have continued in response to the spread of COVID-19 variants. These shutdowns and restrictions did not have a material adverse effect on our operations or financial results for the three and nine months ended June 30, 2022. However, if the duration of these shutdowns and restrictions extends, or if similar shutdowns and restrictions are imposed in other regions, it could impact our sales into those regions and our ability to source materials from those regions.

Although the pandemic negatively impacted sales volume across our business in earlier periods, due primarily to customer site access restrictions, temporary customer site closures, and temporary delays in annual maintenance activities by customers in certain end markets, these factors did not have a material adverse effect on our results of operations for the three and nine months ended June 30, 2022. Vaccination requirements imposed by certain of our customers to allow our employees to enter their sites may increase our costs or delay our performance of services for our customers, however this has not materially impacted our results to date.

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

Russia-Ukraine war. We have no operations in Russia or Ukraine, and our sales into these regions are minimal. However, the conflict in Ukraine has exacerbated the material inflation and availability challenges described above, particularly with respect to the impact it has had on energy and fuel prices and the price of steel and other precious metals that we procure in our supply chain. Although these factors did not have a material adverse effect on our results of operations for the three and nine months ended June 30, 2022, we expect the inflationary impact on energy, fuel and steel prices to continue throughout fiscal 2022. If these factors are sustained, or if the duration of the conflict is extended or the conflict spreads into a larger geographic portion of Europe, our results of operations in future periods could be materially and adversely impacted.

Acquisitions and divestitures. On December 20, 2021, the Company and its indirect wholly-owned subsidiaries Evoqua Water Technologies LLC (“EWT LLC”) and Evoqua Water Technologies Ltd. (together with EWT LLC, the “Buyer”), entered into an Asset Purchase Agreement (the “Agreement”) with Cantel Medical LLC, Mar Cor Purification, Inc., and certain of their affiliates (collectively, the “Sellers”), each wholly-owned subsidiaries of Steris plc, pursuant to which the Buyer agreed to acquire certain assets of the Sellers and assume certain liabilities of the Sellers that are owned or used or arise in connection with the global operation of the Sellers’ renal business (the “Mar Cor Business”) for an aggregate purchase price of $196.3 million in cash at closing (the “Purchase Price”), subject to customary adjustments, including for working capital (the “Transaction”). On January 3, 2022, we completed the Transaction to acquire the Mar Cor Business for approximately $195.0 million paid in cash at closing, following adjustments. We utilized cash on hand and borrowed an additional $160.0 million under our 2021 Revolving Credit Facility (as defined below) to fund the Transaction. The Purchase Price includes a $12.3 million earn out, which is being held in escrow and will be paid, pro rata, to the Sellers if the Mar Cor Business meets certain sales performance goals (the “Earn Out”). Any portion of the Earn Out not paid to the Sellers during the first year following closing of the Transaction will be returned to us. The Mar

Cor Business is a leading manufacturer and servicer of medical water, commercial and industrial solutions in North America. Headquartered in Plymouth, Minnesota, the Mar Cor Business has 27 service and regeneration facilities in the U.S. and Canada. The Mar Cor Business offers significant technical expertise in designing, building, and servicing high-purity water treatment systems. The addition of this business expands our service footprint in North America, furthering our reach into the healthcare vertical market. During the nine months ended June 30, 2022, we incurred approximately $3.2 million in acquisition costs, which are included in General and administrative expense on the Unaudited Consolidated Statements of Operations. Additionally, we expect to incur between $18.0 million to $20.0 million in one-time integration costs within the following 18 to 24 months. The Mar Cor Business is included within the Integrated Solutions and Services segment.

During the nine months ended June 30, 2022, we completed the divestiture of certain resin regeneration assets in Germany (the “Germany Regen Business”) for approximately $0.4 million in cash at closing, resulting in a gain of $0.2 million recognized on the sale. The Germany Regen Business was a part of the Applied Product Technologies segment.
On April 1, 2022, we acquired the remaining 32% equity interest in Frontier Water Systems, LLC (“Frontier”) for an aggregate purchase price of approximately $10.4 million, making Frontier a wholly-owned subsidiary of the Company. This followed our initial acquisition of a 60% equity interest in Frontier in October 2019 and our acquisition of an additional 8% equity interest in Frontier in April 2021. San Diego-based Frontier is a leading supplier of engineered equipment packages for high-rate treatment of selenium, nitrate, and metals in water and wastewater. The business adds to Evoqua’s portfolio of advanced wastewater treatment technologies and is part of our Integrated Solutions and Services segment.
Also on April 1, 2022, we acquired the remaining 50% partnership interest in Treated Water Outsourcing, a joint venture between the Company and Nalco Water, an Ecolab company (“Nalco”), from Nalco for an aggregate purchase price of approximately $1.1 million.
On July 1, 2022, we completed the acquisition of Smith Engineering, Inc. (“Smith Engineering”) for approximately $18.9 million cash paid at closing. Smith Engineering is a leader in the design, manufacturing, and service of custom high purity water treatment equipment serving the biotech/pharmaceutical, data center, food and beverage, healthcare, medical device, and microelectronics markets. With over 1,200 customers in North America, Smith Engineering offers a variety of water treatment products and services, including filtration, UV, reverse osmosis, and deionization.
On July 15, 2022, we completed the acquisition of Epicor, Inc. (“Epicor”) for $4.3 million cash paid at closing. Epicor has supplied specialty resins for power steam system treatment for fifty years. The resins provide a cost-effective and efficient method for creating and maintaining a continual supply of ultra-pure water for power plants.
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

Revenue and Organic Revenue
Our revenue is a function of sales volumes and selling prices. We report revenue by segment and by source which includes revenue from product sales (capital and aftermarket) and revenue from service. Revenue is used by management to evaluate the performance of our business. Organic revenue, which is a non-GAAP financial measure, is defined as revenue excluding the impact of foreign currency translation and inorganic revenue. Inorganic revenue represents the impact from acquisitions and divestitures during the first 12 months following the closing of the acquisition or divestiture. Divestitures include sales of insignificant portions of our business that did not meet the criteria for classification as a discontinued operation. We exclude the effect of foreign currency translation from organic sales because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions and divestitures during the first 12 months following the closing of the acquisition or divestiture because they can obscure underlying business trends and make comparisons of long-term performance difficult between the Company and its peers due to the varying nature, size, and number of transactions from period to period. Management believes that reporting organic revenue provides useful information to investors by helping identify underlying growth trends in our core business and facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. See “Non-GAAP Reconciliations” in this Item 2 for a reconciliation of organic revenue to revenue.

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

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended June 30,
	2022		2021
(In millions, except per share amounts)		% of Revenue		% of Revenue	% Variance
Revenue from product sales and services	$439.3	100.0%	$369.7	100.0%	18.8%
Gross profit	$136.1	31.0%	$117.0	31.6%	16.3%
Total operating expenses	$(105.9)	(24.1)%	$(90.1)	(24.4)%	17.5%
Other operating income, net	$0.8	0.2%	$1.4	0.4%	(42.9)%
Interest expense	$(8.4)	(1.9)%	$(11.2)	(3.0)%	(25.0)%
Income before income taxes	$22.6	5.1%	$17.1	4.6%	32.2%
Income tax expense	$(5.0)	(1.1)%	$(3.9)	(1.1)%	28.2%
Net income	$17.6	4.0%	$13.2	3.6%	33.3%
Net income attributable to non‑controlling interest	$—	—%	$—	—%	n/a
Net income attributable to Evoqua Water Technologies Corp.	$17.6	4.0%	$13.2	3.6%	33.3%

Weighted average shares outstanding
Basic	121.3		119.0
Diluted	124.9		122.3
Earnings per share
Basic	$0.14		$0.11
Diluted	$0.14		$0.11

Other financial data:
Adjusted EBITDA(1)	$77.0	17.5%	$66.2	17.9%	16.3%

	Nine Months Ended June 30,
	2022		2021
(In millions, except per share amounts)		% of Revenue		% of Revenue	% Variance
Revenue from product sales and services	$1,232.3	100.0%	$1,038.4	100.0%	18.7%
Gross profit	$375.5	30.5%	$318.3	30.7%	18.0%
Total operating expenses	$(314.2)	(25.5)%	$(259.6)	(25.0)%	21.0%
Other operating income, net	$3.6	0.3%	$2.0	0.2%	80.0%
Interest expense	$(25.0)	(2.0)%	$(28.3)	(2.7)%	(11.7)%
Income before income taxes	$39.9	3.2%	$32.4	3.1%	23.1%
Income tax expense	$(8.9)	(0.7)%	$(7.7)	(0.7)%	15.6%
Net income	$31.0	2.5%	$24.7	2.4%	25.5%
Net income attributable to non‑controlling interest	$0.1	—%	$0.1	—%	—%
Net income attributable to Evoqua Water Technologies Corp.	$30.9	2.5%	$24.6	2.4%	25.6%

Weighted average shares outstanding
Basic	121.0		119.0
Diluted	124.9		122.3
Earnings per share
Basic	$0.26		$0.21
Diluted	$0.25		$0.20

Other financial data:
Adjusted EBITDA(1)	$204.5	16.6%	$169.0	16.3%	21.0%

(1)Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation to net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in Item 2 of this Report.
Consolidated Results for the Three Months Ended June 30, 2022 and 2021
Revenue-Revenue increased $69.6 million, or 18.8%, to $439.3 million in the three months ended June 30, 2022, from $369.7 million in the three months ended June 30, 2021. Revenue from product sales increased $49.6 million, or 22.7%, to $268.0 million in the three months ended June 30, 2022, from $218.4 million in the three months ended June 30, 2021. Revenue from services increased $20.0 million, or 13.2%, to $171.3 million in the three months ended June 30, 2022, from $151.3 million in the three months ended June 30, 2021.
The following tables provide the change in revenue by offering and the change in revenue by driver during the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022		2021		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:	$268.0	61.0%	$218.4	59.1%	$49.6	22.7%
Capital	171.4	39.0%	156.0	42.2%	15.4	9.9%
Aftermarket	96.6	22.0%	62.4	16.9%	34.2	54.8%
Revenue from services	171.3	39.0%	151.3	40.9%	20.0	13.2%
	$439.3	100.0%	$369.7	100.0%	$69.6	18.8%

	Three Months Ended June 30,
	2022		2021		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Organic(1)	$403.8	91.9%	$369.7	100.0%	$34.1	9.2%
Inorganic	40.8	9.3%	—	—%	40.8	11.0%
Foreign currency translation	(5.3)	(1.2)%	n/a	n/a	(5.3)	(1.4)%
	$439.3	100.0%	$369.7	100.0%	$69.6	18.8%
(1)Organic revenue is a non-GAAP financial measure. For a reconciliation to total revenue, its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in Item 2 of this Report.
The increase in organic revenue was driven by favorable price realization and higher volume for products and services across most product lines and all regions.
Revenue in future periods could be negatively impacted by commodity and material availability constraints caused by global supply chain disruptions, skilled labor shortages, and the timing of projects.
Cost of sales and gross margin-Total gross margin decreased slightly to 31.0% in the three months ended June 30, 2022, from 31.6% in the three months ended June 30, 2021.

The following table provides the change in cost of product sales and cost of services, respectively, along with related gross margins:

	Three Months Ended June 30,
	2022		2021
(In millions)		Gross Margin		Gross Margin
Cost of product sales	$(185.7)	30.7%	$(152.6)	30.1%
Cost of services	(117.5)	31.4%	(100.1)	33.8%
	$(303.2)	31.0%	$(252.7)	31.6%
Gross margin from product sales increased by 60 basis points (“bps”) to 30.7% in the three months ended June 30, 2022, from 30.1% in the three months ended June 30, 2021. This increase was driven by favorable volume, mix, and positive price realization, which was partially offset by labor, material, and freight inflation.
Gross margin from services decreased by 240 bps to 31.4% in the three months ended June 30, 2022, from 33.8% in the three months ended June 30, 2021. This decrease was driven by increased labor costs and resource constraints.
We expect continued pressure on gross margin in future periods due to material, freight and labor inflation. Although we expect to continue to partially offset those increasing costs with positive price realization, there can be no assurance that we will be able to do so.
Operating expenses-Operating expenses increased $15.8 million, or 17.5%, to $105.9 million in the three months ended June 30, 2022, from $90.1 million in the three months ended June 30, 2021. Operating expenses are comprised of the following:

	Three Months Ended June 30,
	2022		2021
(In millions)		% of Revenue		% of Revenue	% Variance
General and administrative expense	$(61.4)	(14.0)%	$(50.8)	(13.7)%	20.9%
Sales and marketing expense	(40.6)	(9.2)%	(35.9)	(9.7)%	13.1%
Research and development expense	(3.9)	(0.9)%	(3.4)	(0.9)%	14.7%
Total operating expenses	$(105.9)	(24.1)%	$(90.1)	(24.4)%	17.5%
The increase period over period in operating expenses was primarily due to foreign currency translation losses in the current period, compared to foreign currency translation gains in the prior period, most of which is related to intercompany loans. The increase was also due to increased employee related expenses as well as increased operating and amortization expense due to the acquisition of the Mar Cor Business in the current year. In addition, there were increased consulting, information technology, and travel expenses compared to the prior period. The above increases were partially offset by a decrease in external legal fees compared to the prior period, as well as certain benefits in the current period related to the acquisition of the Mar Cor Business, which we expect to be non-recurring in nature.
Fluctuations in foreign currency translation and inflation could impact operating expenses in future periods.
Other operating income, net-Other operating income, net, decreased $0.6 million to $0.8 million in the three months ended June 30, 2022, from $1.4 million in the three months ended June 30, 2021. This decrease was driven by COVID-19 pandemic subsidies received from the Canadian government in the prior period, which did not reoccur in the current period. This was partially offset by an increase in income from the disposal of fixed assets compared to the prior period.
Interest expense-Interest expense decreased $2.8 million, or 25.0%, to $8.4 million in the three months ended June 30, 2022, from $11.2 million in the three months ended June 30, 2021. The decrease in interest expense was primarily driven by $3.1 million of fees incurred in the prior period as a result of the April 2021 refinancing of our senior credit facility, which also resulted in the write off of $1.3 million of deferred financing fees in the prior period, which did not reoccur in the current period. This decrease was partially offset by an increase in interest expense associated with higher outstanding debt.
Income tax expense-Income tax expense increased to $5.0 million in the three months ended June 30, 2022, as compared to income tax expense of $3.9 million in the three months ended June 30, 2021. The increase in tax expense was primarily due to higher earnings in non-U.S. tax jurisdictions, which generally increases tax expense.
Net income-Net income increased $4.4 million, or 33.3%, to $17.6 million in the three months ended June 30, 2022, from $13.2 million in the three months ended June 30, 2021, as a result of the variances noted above.
Adjusted EBITDA-Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA for the three months ended June 30, 2022 increased by $10.8 million, or 16.3%, to $77.0 million, as compared to $66.2 million for the three months ended June 30, 2021, primarily driven by sales volume, favorable price realization, and mix, which was partially offset by inflationary costs. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.
Segment Results

	Three Months Ended June 30,
	2022		2021
(In millions)		% of Total		% of Total	% Variance
Revenue
Integrated Solutions and Services	$297.4	67.7%	$239.7	64.8%	24.1%
Applied Product Technologies	141.9	32.3%	130.0	35.2%	9.2%
Total Consolidated	$439.3	100.0%	$369.7	100.0%	18.8%
Operating profit (loss)
Integrated Solutions and Services	$39.9	128.7%	$37.8	133.6%	5.6%
Applied Product Technologies	28.6	92.3%	22.7	80.2%	26.0%
Corporate	(37.5)	(121.0)%	(32.2)	(113.8)%	16.5%
Total Consolidated	$31.0	100.0%	$28.3	100.0%	9.5%
Adjusted EBITDA(1)
Integrated Solutions and Services	$64.1	83.2%	$56.3	85.0%	13.9%
Applied Product Technologies	32.8	42.6%	28.4	42.9%	15.5%
Corporate	(19.9)	(25.8)%	(18.5)	(27.9)%	7.6%
Total Consolidated	$77.0	100.0%	$66.2	100.0%	16.3%

(1)Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation to segment operating profit (loss), its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in Item 2 of this Report.
Integrated Solutions and Services
Revenue in the Integrated Solutions and Services segment increased $57.7 million, or 24.1%, to $297.4 million in the three months ended June 30, 2022, from $239.7 million in the three months ended June 30, 2021.

The following tables provide the change in revenue by offering and the change in revenue by driver during the three months ended June 30, 2022 and 2021 for the Integrated Solutions and Services segment:

	Three Months Ended June 30,
	2022		2021		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:	$131.5	44.2%	$95.2	39.7%	$36.3	38.1%
Capital	$72.5	24.4%	$63.3	26.4%	$9.2	14.5%
Aftermarket	59.0	19.8%	31.9	13.3%	27.1	85.0%
Revenue from services	165.9	55.8%	144.5	60.3%	21.4	14.8%
	$297.4	100.0%	$239.7	100.0%	$57.7	24.1%

	Three Months Ended June 30,
	2022		2021		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Organic(1)	$257.2	86.5%	$239.7	100.0%	$17.5	7.3%
Inorganic	40.8	13.7%	—	—%	40.8	17.0%
Foreign currency translation	(0.6)	(0.2)%	n/a	n/a	(0.6)	(0.2)%
	$297.4	100.0%	$239.7	100.0%	$57.7	24.1%
(1)Segment organic revenue is a non-GAAP financial measure. For a reconciliation to total segment revenue, its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in Item 2 of this Report.

The increase in organic revenue was driven by favorable price realization and higher sales volume, primarily related to service and aftermarket revenue across most end markets which offset a slight decline in capital revenue. The decline in capital revenue was related to the timing of projects in the chemical processing end market, which was partially offset by increases in microelectronics and life sciences end markets.
Operating profit in the Integrated Solutions and Services segment increased $2.1 million, or 5.6%, to $39.9 million in the three months ended June 30, 2022, from $37.8 million in the three months ended June 30, 2021.
Operating profit was favorably impacted by the acquisition of the Mar Cor Business, as well as higher organic sales volume and favorable price realization. These increases were partially offset by operational variances, including labor, material, and freight inflation and availability, as well as COVID-19 pandemic subsidies received from the Canadian government in the prior period, which did not reoccur in the current period.

Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA in the Integrated Solutions and Services segment increased $7.8 million, or 13.9%, to $64.1 million in the three months ended June 30, 2022, compared to $56.3 million in the three months ended June 30, 2021. The increase was driven by the same factors that impacted operating profit, other than the change in depreciation and amortization, and also excludes restructuring and other non-recurring activity. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.
Applied Product Technologies
Revenue in the Applied Product Technologies segment increased $11.9 million, or 9.2%, to $141.9 million in the three months ended June 30, 2022, from $130.0 million in the three months ended June 30, 2021.
The following tables provide the change in revenue by offering and the change in revenue by driver during the three months ended June 30, 2022 and 2021 for the Applied Product Technologies segment:

	Three Months Ended June 30,
	2022		2021		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:	$136.5	96.2%	$123.2	94.8%	$13.3	10.8%
Capital	98.9	69.7%	92.7	71.3%	6.2	6.7%
Aftermarket	37.6	26.5%	30.5	23.5%	7.1	23.3%
Revenue from services	5.4	3.8%	6.8	5.2%	(1.4)	(20.6)%
	$141.9	100.0%	$130.0	100.0%	$11.9	9.2%

	Three Months Ended June 30,
	2022		2021		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Organic(1)	$146.6	103.3%	$130.0	100.0%	$16.6	12.8%
Inorganic	—	—%	—	—%	—	—%
Foreign currency translation	(4.7)	(3.3)%	n/a	n/a	(4.7)	(3.6)%
	$141.9	100.0%	$130.0	100.0%	$11.9	9.2%
(1)Segment organic revenue is a non-GAAP financial measure. For a reconciliation to total segment revenue, its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in Item 2 of this Report.

The increase in organic revenue was driven by strong sales volume and price realization across all regions and most end markets.

Operating profit in the Applied Product Technologies segment increased $5.9 million, or 26.0%, to $28.6 million in the three months ended June 30, 2022, from $22.7 million in the three months ended June 30, 2021.
The increase in operating profit was primarily due to favorable sales volume, mix, and price realization across multiple product lines and regions, which were partially offset by unfavorable operational variances, including labor, material, and freight inflation and availability.
Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA in the Applied Product Technologies segment increased $4.4 million, or 15.5%, to $32.8 million in the three months ended June 30, 2022, compared to $28.4 million in the three months ended June 30, 2021. The increase was driven by the same factors that impacted operating profit, other than the change in depreciation and amortization, and also excludes restructuring and other non-recurring activity. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.
Corporate
Operating loss in Corporate increased $5.3 million, or 16.5%, to $37.5 million in the three months ended June 30, 2022, from $32.2 million in the three months ended June 30, 2021. The increase was primarily due to foreign currency translation losses in the current period, compared to foreign currency translation gains in the prior period, most of which is related to intercompany loans. Additionally, there were increased employment expenses, including share-based compensation. These were partially offset by lower costs associated with legal matters in the current period.
Consolidated Results for the Nine Months Ended June 30, 2022 and 2021
Revenue-Revenue increased $193.9 million, or 18.7%, to $1,232.3 million in the nine months ended June 30, 2022, from $1,038.4 million in the nine months ended June 30, 2021. Revenue from product sales increased $139.4 million, or 23.2%, to $740.3 million in the nine months ended June 30, 2022, from $600.9 million in the nine months ended June 30, 2021. Revenue from services increased $54.5 million, or 12.5%, to $492.0 million in the nine months ended June 30, 2022, from $437.5 million in the nine months ended June 30, 2021.

The following tables provide the change in revenue by offering and the change in revenue by driver during the nine months ended June 30, 2022 and 2021:

	Nine Months Ended June 30,
	2022		2021		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:	$740.3	60.1%	$600.9	57.9%	$139.4	23.2%
Capital	$484.8	39.3%	$425.9	41.0%	$58.9	13.8%
Aftermarket	255.5	20.7%	175.0	16.9%	80.5	46.0%
Revenue from services	492.0	39.9%	437.5	42.1%	54.5	12.5%
	$1,232.3	100.0%	$1,038.4	100.0%	$193.9	18.7%

	Nine Months Ended June 30,
	2022		2021		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Organic(1)	$1,150.0	93.3%	$1,037.6	99.9%	$112.4	10.8%
Inorganic	88.7	7.2%	0.8	0.1%	87.9	8.5%
Foreign currency translation	(6.4)	(0.5)%	n/a	n/a	(6.4)	(0.6)%
	$1,232.3	100.0%	$1,038.4	100.0%	$193.9	18.7%
(1)Organic revenue is a non-GAAP financial measure. For a reconciliation to total revenue, its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in Item 2 of this Report.
The increase in organic revenue was driven by higher sales volume across most product lines and regions, as well as favorable price realization.
Cost of sales and gross margin-Total gross margin decreased to 30.5% in the nine months ended June 30, 2022, from 30.7% in the nine months ended June 30, 2021.
The following table provides the change in cost of product sales and cost of services, respectively, along with related gross margins:

	Nine Months Ended June 30,
	2022		2021
(In millions)		Gross Margin		Gross Margin
Cost of product sales	$(524.9)	29.1%	$(428.2)	28.7%
Cost of services	(331.9)	32.5%	(291.9)	33.3%
	$(856.8)	30.5%	$(720.1)	30.7%
Gross margin from product sales increased by 40 bps to 29.1% in the nine months ended June 30, 2022, from 28.7% in the nine months ended June 30, 2021. The increase in gross margin was primarily driven by favorable price realization and product mix. These factors were partially offset by labor, material and freight inflation.
Gross margin from services decreased by 80 bps to 32.5% in the nine months ended June 30, 2022, from 33.3% in the nine months ended June 30, 2021. This decrease was driven by increased labor costs and resource constraints.

Operating expenses-Operating expenses increased $54.6 million, or 21.0%, to $314.2 million in the nine months ended June 30, 2022, from $259.6 million in the nine months ended June 30, 2021. Operating expenses are comprised of the following:

	Nine Months Ended June 30,
	2022		2021
(In millions)		% of Revenue		% of Revenue	% Variance
General and administrative expense	$(186.2)	(15.1)%	$(146.1)	(14.1)%	27.4%
Sales and marketing expense	(116.9)	(9.5)%	(103.6)	(10.0)%	12.8%
Research and development expense	(11.1)	(0.9)%	(9.9)	(1.0)%	12.1%
Total operating expenses	$(314.2)	(25.5)%	$(259.6)	(25.0)%	21.0%
The increase period over period in operating expenses was primarily due to higher employee related expenses associated with labor inflation. Foreign currency translation losses in the current period, compared to foreign currency translation gains in the prior period, most of which is related to intercompany loans, also contributed to this increase. In addition, there were increased consulting and travel expenses, and increased amortization and operating expense due to acquisitions in the current period compared to the prior period. The above increases were partially offset by a decrease in external legal fees compared to the prior period, as well as a benefit in the current period related to changes in the estimate of the Mar Cor Business achieving the earn-out target.
Fluctuations in foreign currency translation and inflation could impact operating expenses in future periods.
Other operating income, net-Other operating income, net, increased $1.6 million to $3.6 million in the nine months ended June 30, 2022, from $2.0 million in the nine months ended June 30, 2021. This increase was driven by income from precious metal sales, mainly from scrapped anodes in China, as well as gains on the disposal of fixed assets compared to the prior period. Additionally, we received a refund of certain taxes paid from the Chinese government in the current period, which partially offset COVID-19 pandemic subsidies received from the Canadian government in the prior period, which did not reoccur in the current period.
Interest expense-Interest expense decreased $3.3 million, or 11.7%, to $25.0 million in the nine months ended June 30, 2022, from $28.3 million in the nine months ended June 30, 2021. The decrease in interest expense was primarily driven by a $100.0 million debt prepayment in conjunction with the April 2021 refinancing of our senior credit facility, as well as a reduction in the interest rate spread and LIBOR year over year. As a result of the April 2021 refinancing, an additional $3.1 million of fees and a write off of $1.3 million of deferred financing fees were incurred in the prior period. This decrease was partially offset by a fair value increase of $2.1 million in the purchase right liability to acquire the remaining equity interest of Frontier in the current period, as well as an increase in interest expense associated with higher outstanding debt.
Income tax expense-Income tax expense increased $1.2 million to $8.9 million in the nine months ended June 30, 2022, from $7.7 million in the nine months ended June 30, 2021. The increase in tax expense was primarily due to higher earnings in non-U.S. tax jurisdictions, which generally increases tax expense, partially offset by discrete tax expense in the prior year that did not reoccur in the current year.

Net income-Net income increased $6.3 million, or 25.5%, to $31.0 million in the nine months ended June 30, 2022, from $24.7 million in the nine months ended June 30, 2021, as a result of the variances noted above.
Adjusted EBITDA-Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA for the nine months ended June 30, 2022 increased by $35.5 million, or 21.0%, to $204.5 million, as compared to $169.0 million for the nine months ended June 30, 2021, primarily driven by sales volume and related gross profit. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.

Segment Results

	Nine Months Ended June 30,
	2022		2021
(In millions)		% of Total		% of Total	% Variance
Revenue
Integrated Solutions and Services	$837.3	67.9%	$678.5	65.3%	23.4%
Applied Product Technologies	395.0	32.1%	359.9	34.7%	9.8%
Total Consolidated	$1,232.3	100.0%	$1,038.4	100.0%	18.7%
Operating profit (loss)
Integrated Solutions and Services	$113.3	174.6%	$94.9	156.3%	19.4%
Applied Product Technologies	69.4	106.9%	54.2	89.3%	28.0%
Corporate	(117.8)	(181.5)%	(88.4)	(145.6)%	33.3%
Total Consolidated	$64.9	100.0%	$60.7	100.0%	6.9%
Adjusted EBITDA(1)
Integrated Solutions and Services	$181.4	88.7%	$148.8	88.0%	21.9%
Applied Product Technologies	82.0	40.1%	72.6	43.0%	12.9%
Corporate	(58.9)	(28.8)%	(52.4)	(31.0)%	12.4%
Total Consolidated	$204.5	100.0%	$169.0	100.0%	21.0%

(1)Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation to segment operating profit (loss), its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in Item 2 of this Report.
Integrated Solutions and Services
Revenue in the Integrated Solutions and Services segment increased $158.8 million, or 23.4%, to $837.3 million in the nine months ended June 30, 2022, from $678.5 million in the nine months ended June 30, 2021.
The following tables provide the change in revenue by offering and the change in revenue by driver during the nine months ended June 30, 2022 and 2021 for the Integrated Solutions and Services segment:

	Nine Months Ended June 30,
	2022		2021		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:	$360.9	43.1%	$257.5	38.0%	$103.4	40.2%
Capital	210.3	25.1%	166.0	24.5%	44.3	26.7%
Aftermarket	150.6	18.0%	91.5	13.5%	59.1	64.6%
Revenue from services	476.4	56.9%	421.0	62.0%	55.4	13.2%
	$837.3	100.0%	$678.5	100.0%	$158.8	23.4%

	Nine Months Ended June 30,
	2022		2021		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Organic	$749.0	89.5%	$677.7	99.9%	$71.3	10.5%
Inorganic	88.7	10.6%	0.8	0.1%	87.9	13.0%
Foreign currency translation	(0.4)	—%	n/a	n/a	(0.4)	(0.1)%
	$837.3	100.0%	$678.5	100.0%	$158.8	23.4%
(1)Segment organic revenue is a non-GAAP financial measure. For a reconciliation to total segment revenue, its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in Item 2 of this Report.

The increase in organic revenue was driven by higher sales volume across capital, aftermarket, and service, as well as favorable price realization.
Operating profit in the Integrated Solutions and Services segment increased $18.4 million, or 19.4%, to $113.3 million in the nine months ended June 30, 2022, from $94.9 million in the nine months ended June 30, 2021.
Operating profit growth was driven by higher organic sales volume and mix as well as favorable price realization. These increases were partially offset by operational variances, including labor and material inflation and availability, as well as COVID-19 pandemic subsidies received from the Canadian government in the prior period, which did not reoccur in the current period. Acquisitions also contributed to the increase in operating profit, primarily associated with the impact of the Mar Cor Business.
Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA in the Integrated Solutions and Services segment increased $32.6 million, or 21.9%, to $181.4 million in the nine months ended June 30, 2022, compared to $148.8 million in the nine months ended June 30, 2021. The increase was driven by the same factors that impacted operating profit, other than the change in depreciation and amortization, and also excludes restructuring and other non-recurring activity. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.
Applied Product Technologies
Revenue in the Applied Product Technologies segment increased $35.1 million, or 9.8%, to $395.0 million in the nine months ended June 30, 2022, from $359.9 million in the nine months ended June 30, 2021.
The following tables provide the change in revenue by offering and the change in revenue by driver during the nine months ended June 30, 2022 and 2021 for the Applied Product Technologies segment:

	Nine Months Ended June 30,
	2022		2021		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:	$379.4	96.1%	$343.4	95.4%	$36.0	10.5%
Capital	$274.5	69.5%	$259.9	72.2%	$14.6	5.6%
Aftermarket	104.9	26.6%	83.5	23.2%	21.4	25.6%
Revenue from services	15.6	3.9%	16.5	4.6%	(0.9)	(5.5)%
	$395.0	100.0%	$359.9	100.0%	$35.1	9.8%

	Nine Months Ended June 30,
	2022		2021		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Organic	$401.0	101.5%	$359.9	100.0%	$41.1	11.4%
Inorganic	—	—%	—	—%	—	—%
Foreign currency translation	(6.0)	(1.5)%	n/a	n/a	(6.0)	(1.6)%
	$395.0	100.0%	$359.9	100.0%	$35.1	9.8%
(1)Segment organic revenue is a non-GAAP financial measure. For a reconciliation to total segment revenue, its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in Item 2 of this Report.
The increase in organic revenue was driven by sales mix, volume growth, and price across all regions and multiple product lines.
Operating profit in the Applied Product Technologies segment increased $15.2 million, or 28.0%, to $69.4 million in the nine months ended June 30, 2022, from $54.2 million in the nine months ended June 30, 2021.
The increase in operating profit was primarily due to favorable sales volumes and mix across multiple product lines and regions, partially offset by unfavorable operational variances, including project variances and labor and material inflation and availability.
Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA in the Applied Product Technologies segment increased $9.4 million, or 12.9%, to $82.0 million in the nine months ended June 30, 2022, compared to $72.6 million in the nine months ended June 30, 2021. The increase was driven by the same factors that impacted operating profit, other than the change in depreciation and amortization, and also excludes restructuring and other non-recurring activity. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.
Corporate
Operating loss in Corporate increased $29.4 million, or 33.3%, to $117.8 million in the nine months ended June 30, 2022, from $88.4 million in the nine months ended June 30, 2021. The increase was primarily due to foreign currency translation losses in the current period, compared to foreign currency translation gains in the prior period, most of which is related to intercompany loans. Additionally, there were increased employment expenses, including share-based compensation. These were partially offset by lower costs associated with legal matters in the current year.

Non-GAAP Reconciliations
The following is a reconciliation of total revenue to organic revenue for the three months ended June 30, 2022:

	Total Revenue			Foreign Currency			Inorganic Revenue(1)			Organic Revenue
	Three Months Ended June 30,		% Variance	Three Months Ended June 30,		% Variance	Three Months Ended June 30,		% Variance	Three Months Ended June 30,		% Variance
(In millions)	2022	2021		2022	2021		2022	2021		2022	2021
Evoqua Water Technologies	$439.3	$369.7	18.8%	$(5.3)	n/a	(1.4)%	$40.8	$—	11.0%	$403.8	$369.7	9.2%
Integrated Solutions & Services	$297.4	$239.7	24.1%	$(0.6)	n/a	(0.2)%	$40.8	$—	17.0%	$257.2	$239.7	7.3%
Applied Product Technologies	$141.9	$130.0	9.2%	$(4.7)	n/a	(3.6)%	$—	$—	—%	$146.6	$130.0	12.8%

(1)Includes the acquisition of the Mar Cor Business on January 3, 2022.
The following is a reconciliation of total revenue to organic revenue for the nine months ended June 30, 2022:

	Total Revenue			Foreign Currency			Inorganic Revenue(1)			Organic Revenue
	Nine Months Ended June 30,		% Variance	Nine Months Ended June 30,		% Variance	Nine Months Ended June 30,		% Variance	Nine Months Ended June 30,		% Variance
(In millions)	2022	2021		2022	2021		2022	2021		2022	2021
Evoqua Water Technologies	$1,232.3	$1,038.4	18.7%	$(6.4)	n/a	(0.6)%	$88.7	$0.8	8.5%	$1,150.0	$1,037.6	10.8%
Integrated Solutions & Services	$837.3	$678.5	23.4%	$(0.4)	n/a	(0.1)%	$88.7	$0.8	13.0%	$749.0	$677.7	10.5%
Applied Product Technologies	$395.0	$359.9	9.8%	$(6.0)	n/a	(1.6)%	$—	$—	—%	$401.0	$359.9	11.4%

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
The following is a reconciliation of our Net income to adjusted EBITDA. Amounts excluded relate to items that management believes do not reflect the underlying, ongoing operational performance of the business as a result of their nature or size and/or are non-recurring and would not be expected to occur as part of our normal business on a regular basis:

	Three Months Ended June 30,			Nine Months Ended June 30,
(In millions)	2022	2021	% Variance	2022	2021	% Variance
Net income	$17.6	$13.2	33.3%	$31.0	$24.7	25.0%
Income tax expense	5.0	3.9	28.2%	8.9	7.7	15.6%
Interest expense	8.4	11.2	(25.0)%	25.0	28.3	(11.7)%
Operating profit	$31.0	$28.3	9.5%	$64.9	$60.7	6.9%
Depreciation and amortization	32.7	29.1	12.4%	93.9	83.7	12.2%
EBITDA	$63.7	$57.4	11.0%	$158.8	$144.4	10.0%
Restructuring and related business transformation costs(a)	1.9	1.8	5.6%	5.1	9.0	(43.3)%
Purchase accounting adjustment costs(b)	1.6	—	n/a	4.2	—	n/a
Share-based compensation(c)	5.8	5.5	5.5%	17.2	11.8	45.8%
Transaction costs(d)	0.1	0.3	(66.7)%	5.0	1.6	212.5%
Other losses (gains) and expenses(e)	3.9	1.2	225.0%	14.2	2.2	545.5%
Adjusted EBITDA	$77.0	$66.2	16.3%	$204.5	$169.0	21.0%
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
(ii)Legal settlement costs and intellectual property related fees including fees and settlement costs associated with legacy matters, related to product warranty litigation on MEMCOR® products and certain discontinued products. Memcor ® is a trademark of Rohm & Haas Electronic Materials Singapore Pte. Ltd.
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
(d)Transaction costs
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
(e)Other losses (gains) and expenses
Adjusted EBITDA is calculated prior to considering certain other significant losses (gains) and expenses. For the periods presented such events include the following:
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
(v)legal fees incurred in excess of amounts covered by the Company’s insurance related to securities litigation and an SEC investigation; and
(vi)loss on divestiture of the Lange product line.

We do not present net income on a segment basis because we do not allocate interest expense or income tax benefit (expense) to our segments, making operating profit the most comparable GAAP metric. The following is a reconciliation of our segment EBITDA and segment adjusted EBITDA to operating profit, their most directly comparable financial measure presented in accordance with GAAP:

	Three Months Ended June 30,				$ Variance		% Variance
	2022		2021
(In millions)	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies
Operating profit	$39.9	$28.6	$37.8	$22.7	$2.1	$5.9	6%	26%
Depreciation and amortization	21.9	3.4	18.2	3.5	3.7	(0.1)	20%	(3)%
EBITDA	$61.8	$32.0	$56.0	$26.2	$5.8	$5.8	10%	22%
Restructuring and related business transformation costs (a)	1.0	0.8	0.3	0.7	0.7	0.1	233%	14%
Purchase accounting adjustment costs (b)	1.5	—	—	—	1.5	—	n/a	n/a
Transaction costs (c)	(0.2)	—	—	—	(0.2)	—	n/a	n/a
Other losses (gains) and expenses (d)	—	—	—	1.5	—	(1.5)	n/a	(100)%
Adjusted EBITDA	$64.1	$32.8	$56.3	$28.4	$7.8	$4.4	14%	15%

	Nine Months Ended June 30,				$ Variance		% Variance
	2022		2021
(In millions)	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies
Operating profit	$113.3	$69.4	$94.9	$54.2	$18.4	$15.2	19%	28%
Depreciation and amortization	61.1	10.3	52.3	10.6	8.8	(0.3)	17%	(3)%
EBITDA	$174.4	$79.7	$147.2	$64.8	$27.2	$14.9	18%	23%
Restructuring and related business transformation costs (a)	1.7	2.3	1.4	5.2	0.3	(2.9)	21%	(56)%
Purchase accounting adjustment costs (b)	4.1	—	—	—	4.1	—	n/a	n/a
Transaction costs (c)	1.2	—	—	—	1.2	—	n/a	n/a
Other losses (gains) and expenses (d)	—	—	0.2	2.6	(0.2)	(2.6)	(100)%	(100)%
Adjusted EBITDA	$181.4	$82.0	$148.8	$72.6	$32.6	$9.4	22%	13%
(a)Represents costs and expenses in connection with restructuring initiatives in the three and nine months ended June 30, 2022 and 2021, respectively. Such expenses are primarily composed of severance, relocation, and facility consolidation costs.
(b)Represents adjustments for the effect of the purchase accounting step-up in the value of inventory to fair value recognized in cost of goods sold as a result of the acquisition of the Mar Cor Business.
(c)Represents primarily costs associated with a change in the current estimate of certain acquisitions achieving their earn-out targets, as well as certain costs associated with the integration of the Mar Cor Business.

(d)Other losses (gains) and expenses as discussed above, distinct to our Integrated Solutions and Services (“ISS”) and Applied Product Technologies (“APT”) segments include the following:
(i)amounts related to the sale of the Memcor product line;
(ii)charges incurred by the Company related to product rationalization in its electro-chlorination business; and
(iii)loss on divestiture of the Lange product line.
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
Our ability to fund our capital needs depends on our ongoing ability to generate cash from operations and access to bank financing and the capital markets. In support of international operations, portions of our cash balances are held in various currencies and may be subject to foreign currency translation and other costs associated with repatriation, if necessary. Although neither moderate increases in net working capital nor the COVID-19 pandemic have materially impacted our liquidity to date, we plan to continue to evaluate aspects of our spending, including capital expenditures, discretionary spending, and strategic investments. We believe we are currently well-positioned to manage our business and have the ability and sufficient capacity to meet our cash requirements by using available cash, internally generated funds, and borrowing under the 2021 Revolving Credit Facility.
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with suppliers to optimize our terms and conditions, including occasionally extending payment terms. We also facilitate a voluntary supply chain finance program (the “program”) to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. A third party administers the program; our responsibility is limited to making payments on the terms originally negotiated with our supplier, regardless of whether the supplier sells its receivable to a financial institution. We do not enter into agreements with any of the participating financial institutions in connection with the program. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the program. The amounts settled through the program and paid to participating financial institutions were $29.5 million and $27.4 million in the nine months ended June 30, 2022 and 2021, respectively. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit to participation in the program.
We expect to continue to finance our liquidity requirements through internally generated funds, borrowings under the 2021 Revolving Credit Facility and equipment financing arrangements. We believe that our projected cash flows generated from operations, together with borrowings under the 2021 Revolving Credit Facility, and other financing arrangements are sufficient to fund our principal debt payments, interest expense, our working capital needs, and our expected capital expenditures for the next twelve months. Our capital expenditures for the nine months ended June 30, 2022 and 2021 were $58.7 million and $54.1 million, respectively. However, our budgeted capital expenditures can vary from period to period based on the nature of capital intensive project awards. Our focus on customer outsourced water projects will continue to be a driver of capital expenditures. From time to time, we may enter into financing arrangements related to capital expenditures for equipment used to provide services to our customers. During the nine months ended June 30, 2022 and 2021, we entered into equipment financing arrangements totaling $30.3 million and $25.4 million, respectively. In addition, we may draw on the 2021 Revolving Credit Facility from time to time to fund or partially fund an acquisition.

As of June 30, 2022, we had total indebtedness of $936.2 million, including $470.3 million of term loan borrowings under the 2021 Credit Agreement, $211.1 million outstanding under the 2021 Revolving Credit Facility, $138.0 million outstanding under the Securitization Facility, which includes $0.1 million of accrued interest, and $116.8 million in borrowings related to equipment financing. We also had $9.5 million of letters of credit issued under our 2021 Revolving Credit Facility as of June 30, 2022.
As of June 30, 2022 and September 30, 2021, we were in compliance with the covenants contained in the 2021 Credit Agreement, including the 2021 Revolving Credit Facility.
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

The 2021 Credit Agreement contains customary representations, warranties, affirmative covenants, and negative covenants, including, among other things, a springing maximum first lien leverage ratio of 5.55 to 1.00. The Company did not exceed this ratio during the nine months ended June 30, 2022, does not anticipate exceeding this ratio during the year ending September 30, 2022, and therefore does not anticipate any additional repayments during the year ending September 30, 2022.
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
The Receivables Securitization Program contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the Receivables being sold by the Originators and securing the loans made by the Receivables Financing Lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. The Company was in compliance with all covenants during the nine months ended June 30, 2022, does not anticipate becoming noncompliant during the year ending September 30, 2022, and therefore, subject to collateral availability, does not anticipate any additional repayments during the year ending September 30, 2022.
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

Contractual Obligations
We presented our contractual obligations in Part II, Item 7, “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as filed with the SEC on November 17, 2021. There were no significant changes in our contractual obligations during the nine months ended June 30, 2022.
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
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Nine Months Ended June 30,
(In millions)	2022	2021
Statement of Cash Flows Data
Net cash provided by operating activities	$86.9	$102.9
Net cash used in investing activities	(264.8)	(74.4)
Net cash provided by (used in) financing activities	172.8	(83.0)
Effect of exchange rate changes on cash	(3.3)	3.0
Change in cash and cash equivalents	$(8.4)	$(51.5)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period‑to‑period as working capital needs and the timing of payments for restructuring activities and other items impact reported cash flows.
Net cash provided by operating activities totaled $86.9 million in the nine months ended June 30, 2022, and $102.9 million in the nine months ended June 30, 2021.
•Operating cash flows in the nine months ended June 30, 2022 reflect an increase in net earnings of $6.3 million as compared to the nine months ended June 30, 2021.

•The add back of non‑cash items increased operating cash flows by $123.3 million in the nine months ended June 30, 2022, as compared to an increase to operating cash flows of $96.0 million in the nine months ended June 30, 2021, resulting in an increase of $27.3 million. This increase was primarily related to the add back of foreign currency losses in the current period, compared to the deduction of foreign currency gains in the prior period, as well as an increase in depreciation and amortization, and share-based compensation expenses in the current period. Non-cash changes also include deferred income taxes, amortization of deferred financing fees, gains and losses on sale of businesses, and gains and losses on sale of property, plant, and equipment.
•The aggregate of receivables, inventories, contract assets and liabilities, and accounts payable used $32.6 million in operating cash flows in the nine months ended June 30, 2022, compared to providing $11.5 million in the nine months ended June 30, 2021, resulting in a decrease to cash flows of $44.1 million as compared to the prior year period.
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
•The aggregate of the remaining assets and liabilities used $36.4 million of operating cash flows in the nine months ended June 30, 2022, compared to using $26.9 million in the nine months ended June 30, 2021, resulting in a decrease to cash flows of $9.5 million. This is mainly due to timing of cash receipts on long-term receivables.
•Income taxes provided $1.5 million of operating cash flow during the nine months ended June 30, 2022, as compared to using $2.5 million during the nine months ended June 30, 2021, resulting in an increase to cash flows of $4.0 million as compared to the prior year period.
Investing Activities
Net cash used in investing activities was $264.8 million in the nine months ended June 30, 2022, as compared to net cash used in investing activities of $74.4 million in the nine months ended June 30, 2021, resulting in a net decrease to cash flow of $190.4 million as compared to the prior year period. This decrease was largely driven by cash outflow associated with the acquisition of the Mar Cor Business, as well as the acquisitions of the remaining interest of Frontier and TWO in the current period.
Financing Activities
Net cash provided by financing activities was $172.8 million in the nine months ended June 30, 2022, as compared to using $83.0 million in the nine months ended June 30, 2021, resulting in a net increase to cash flow of $255.8 million as compared to the prior year period. The increase in cash provided by financing activities for the nine months ended June 30, 2022 was primarily due to the debt refinancing activities that occurred in the prior period, as well as an increased issuance of debt compared to the prior period. This increase was partially offset by an increase of taxes paid related to net share settlements of share-based compensation awards compared to the prior period. Lastly, cash received from the issuance of common stock in connection with the exercise of stock options declined compared to the prior period.
Seasonality
Our business may exhibit seasonality resulting from our customers’ increasing demand for our products and services during the spring and summer months as compared to the fall and winter months. For example, we generally experience increased demand for our odor control product lines and services in the warmer months which, together with other factors, typically results in improved performance in the second half of our fiscal year. Inclement weather and extreme weather events, such as hurricanes, winter storms, droughts, and floods, can also have varying impacts on our business. Certain events may cause customer shutdowns that prevent or defer our performance of services or sale of equipment, while other events may drive increased demand for our products and services, particularly emergency response services. As a result, our results from operations may vary from period to period, and past performance should not be considered indicative of future results.
Off‑Balance Sheet Arrangements
We had the following outstanding under our credit arrangements at June 30, 2022 and September 30, 2021:

(In millions)	June 30, 2022	September 30, 2021
Letters of credit	$9.5	$10.1
Surety bonds	$129.0	$147.8
The longest maturity date of the letters of credit and surety bonds in effect as of June 30, 2022 was March 20, 2030.
Critical Accounting Policies and Estimates
The Company’s significant accounting policies are described in Item 8, Note 2, “Summary of Significant Accounting Policies” and Item 7, “Critical Accounting Policies and Estimates” included in the 2021 Annual Report. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Report. The application of the Company’s accounting policies may require the use of estimates and assumptions. Management uses historical experience and all available information to make these estimates and assumptions. Estimates are revised as additional information becomes available. Actual results could differ from these estimates.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EVOQUA WATER TECHNOLOGIES CORP.

August 2, 2022	/s/ RONALD C. KEATING
	By:	Ronald C. Keating
Chief Executive Officer (Principal Executive Officer)

August 2, 2022	/s/ BENEDICT J. STAS
	By:	Benedict J. Stas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)