Form 10-K
period 2022-09-30
Evoqua Water Technologies Corp.
filed 2022-11-16
CIK 1604643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended	September 30, 2022
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
The aggregate market value of the outstanding common stock, par value $0.01 per share, of the registrant other than shares held by persons who may be deemed affiliates of the registrant, as of March 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.6 billion.
There were 121,812,049 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of October 31, 2022.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (the “Proxy Statement”) for its annual meeting of shareholders to be held in February 2023, are incorporated by reference into Part III of this Report. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

EVOQUA WATER TECHNOLOGIES CORP.
INDEX TO FORM 10-K
For the Fiscal Year Ended September 30, 2022

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward‑looking statements by our use of forward‑looking terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “plan,” “progress,” “potential,” “predict,” “projection,” “seek,” “should,” “will,” or “would,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance, statements regarding our restructuring actions and expected restructuring charges and cost savings, statements regarding our cash requirements, working capital needs and expected capital expenditures, statements regarding our expectations for fiscal 2023, customer demand, supply chain challenges, material availability, price/cost, labor availability, inflation, and general macroeconomic conditions, and statements related to the impact of these variables on our business contained in this Annual Report are forward‑looking statements.
All of these forward‑looking statements are based on our current expectations, assumptions, estimates, and projections. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward‑looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report may cause our actual results, performance, or achievements to differ materially from any future results, performance, or achievements expressed or implied by these forward‑looking statements, or could affect our share price. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward‑looking statements include, among other things:
•material, freight, and labor inflation, commodity and component availability constraints, and disruptions in global supply chains and transportation services;
•general global economic and business conditions, including the impacts of rising interest rates, recessionary conditions, geopolitical conflicts, such as the conflict between Russia and Ukraine and tensions between China and the U.S., and the COVID-19 pandemic;
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
•risks related to foreign, federal, state, and local environmental, health, and safety laws and other applicable laws and regulations and the costs associated therewith;
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

Part I

Item 1. Business
Company Overview
Evoqua Water Technologies Corp. is a holding company and does not conduct any business operations of its own. The company was incorporated on October 7, 2013. On November 6, 2017, we completed our initial public offering (“IPO”).

Through our operating subsidiaries (collectively referred to herein as “the Company,” “Evoqua,” “we,” “us,” or “our”), Evoqua provides a wide range of product brands and advanced water and wastewater treatment systems and technologies, as well as mobile and emergency water supply solutions and service contract options through our branch network. We are headquartered in Pittsburgh, Pennsylvania and have operations in the United States (“U.S.”), Canada, the United Kingdom (“UK”), the Netherlands, Germany, Australia, the People’s Republic of China, Singapore and India.

We provide solutions across the entire water cycle. The water cycle begins with influent water, which is sourced from rivers, lakes, and other sources. We treat influent water for use in a wide variety of industrial, commercial, and municipal applications, including use as process water in manufacturing, power generation, and other industrial applications, use as ingredient water in the production of food, beverage, and other goods, use in laboratory testing, use by commercial aquatic facilities, and to produce safe drinking water. After the water is used it is considered effluent water, and we treat it to remove impurities so that it can be discharged safely back into the environment or reused for industrial, commercial, or municipal applications.

Supporting the Lifecycle of Water

INDUSTRIAL
Cooling water
Water reuse
Wastewater
Boiler water
Resource recovery
Raw water
Process water treatment
COMMERCIAL & INSTITUTIONAL
Boiler water
Cooling water
Competitive pools
Service
Ultrapure water
Primary wastewater treatment
Secondary wastewater treatment
Resource recovery
Drinking water treatment
Pumping station
MUNICIPAL
WATERWAY
Source water
Wastewater
Potable water
Grey water

We target attractive global end markets that utilize and treat water as a critical part of their operations or production processes, including life sciences, light and general industry, power, microelectronics, chemical processing, food and beverage, municipal drinking water and wastewater, aquatics, refining and marine end markets. While a decline in general global and economic conditions could adversely affect us, our business is highly diversified across these key end markets, and we believe that no single end market drives the overall results of our business.

Primary End Markets

LIFE SCIENCES

Meets stringent process water and wastewater requirements in both RD&E and manufacturing

LIGHT & GENERAL INDUSTRY

Delivers full service process water and wastewater treatment services to light manufacturing and commercial facilities guaranteeing maximum uptime

MUNICIPAL WASTEWATER

Develops efficient and reliable waste treatment systems to handle specific performance requirements

Offers comprehensive and customizable odor control solutions and services

CHEMICAL PROCESSING

Provides equipment and support for process water, utility water, boiler feedwater and the treatment of steam condensate

POWER

Supplies solutions for raw water intake, process water and wastewater treatment, dewatering, and bacteria control, to ensure compliance with evolving regulatory requirements

MICRO-ELECTRONICS

Delivers water and wastewater solutions for chip manufacturing and supporting infrastructure. Enables high volumes and shrinking geometries with point-of-use solutions

REFINING & MARINE

Supplies solutions and services for wastewater treatment, utility water, boiler feedwater, steam condensate and heavy metal removal for refining applications

Offers solutions and services for maritime growth prevention, biological fouling protection and ballast water treatment

AQUATICS

Meets the rigorous treatment demands across aquatic applications for leisure facilities, fountains and theme parks

FOOD & BEVERAGE

Equips water and wastewater solutions and services to ensure peak operational performance while enabling resource recovery

MUNICIPAL DRINKING WATER

Provides reliably clean drinking water to the largest cities in the world through integrated membrane systems and disinfection products

Our Business Segments
Our business is organized into two reportable segments: a customer-facing service organization called Integrated Solutions and Services (“ISS”) and a product technology group called Applied Product Technologies (“APT”) focused on sales primarily through indirect channels.

As further described below, our ISS segment provides application-specific solutions and full lifecycle services for critical water and wastewater applications across numerous end markets, and our APT segment provides highly differentiated and scalable water and wastewater products and technologies as stand-alone offerings or components in integrated solutions. The chart below reflects revenue by segment for the year ended September 30, 2022:

The table below provides an overview of our two segments, including their sales channels and a summary of their key offerings as of September 30, 2022.

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
Channel
Primarily indirect sales through original equipment manufacturers (“OEMs”), system integrators, including our ISS segment, third party sales representatives, regional distributors, and engineering firms

	Key Offerings	Filtration and separation Disinfection Wastewater technologies Anode and electrochlorination technology
Integrated Solutions and Services Segment
Our ISS segment provides application-specific solutions and full lifecycle services to treat process water, utility water, and wastewater for customers in end markets including life sciences, light manufacturing, power, microelectronics, chemical processing, food and beverage, and refining. ISS also provides odor and corrosion control services and drinking water treatment systems for municipalities. ISS offers customers outsourced water service contracts, capital systems and related recurring aftermarket services, parts and consumables, and emergency services. Our outsourced water service contracts include short-term service deionization contracts, averaging one to two years in duration, longer-term build-own-operate contracts, averaging eight to ten years in duration, and event driven mobile fleet deployments, including a growing portfolio of digitally connected technologies encompassed in our Water One® service platform. Key capital and related aftermarket service and product offerings include filtration, reverse osmosis, ion exchange and continuous deionization.

ISS supports service and aftermarket sales through what we believe to be the largest integrated industrial service branch network in North America, which is comprised of approximately 1,060 highly qualified professionals in field service and application engineering roles and our extensive fleet of mobile reverse osmosis and deionization water treatment systems. This is complemented by our digitally connected Water One® service platform, which uniquely combines our water expertise, proactive service, proven technology, and data intelligence to continually improve customers’ water operation management. Our remote monitoring capabilities enable us to optimize our routine service calls through predictive analytics and provide customers a more predictable, cost-efficient water solution.

ISS partners with customers through our direct sales and service team, which is organized geographically and by end market and is complemented by an inside sales force, field sales engineers, and a growing ecommerce platform. ISS primarily targets four broad categories of customers, principally based on their end markets and main applications.

•Light Industry – Offerings include our digitally connected, usage-based Water One® deionized water service, ultra-pure water capabilities, preventative maintenance service contracts, integrated process and wastewater systems, aftermarket consumables, and spare parts, primarily targeting customers in the life sciences, light manufacturing, microelectronics, and food and beverage end markets.
•Heavy Industry – Offerings include mobile, rapidly deployable services based on short-term operating contracts, outsourced water services and accompanying technological support, integrated process and wastewater systems, aftermarket consumables, and spare parts, primarily targeting customers in the power, chemical processing, and refining end markets.
•Environmental Solutions – Offerings include activated carbon, wastewater ion exchange, hydrostatic water testing, degassing services, and groundwater remediation solutions, primarily targeting customers in the power, chemical processing, and refining end markets.
•Municipal Services – Offerings include odor and corrosion control and disinfection capabilities, including digitally connected, remote monitoring and automated control solutions and multi-product liquid and vapor phase product combinations for wastewater collection. We also provide municipal service solutions for drinking water treatment and distribution.

On January 3, 2022, we acquired the renal business historically operated by Mar Cor Purification, Inc. and Cantel Medical LLC, subsidiaries of Steris plc (the “Mar Cor Business”). Headquartered in Plymouth, Minnesota, the Mar Cor Business’ offerings include hemodialysis water treatment equipment and services, commercial and industrial water treatment equipment and services, manufactured hollow fiber filters, distributed pleated fiber filters, hemodialysis liquid and powder concentrates, filter reprocessing equipment, and other ancillary supplies and equipment for use in the hemodialysis market. The addition of the Mar Cor Business expands our service footprint in North America and furthers our reach into the healthcare end market. This business is part of our ISS segment.

Applied Product Technologies Segment
Our APT segment sells differentiated and scalable products and technologies to a diverse set of water treatment system integrators and end users globally. The portfolio of technologies offered by APT includes filtration, separation, disinfection, wastewater treatment, electrochlorination, and anodes.

APT sells these products and technologies as stand-alone offerings and components in integrated solutions to our global customer base comprised of OEMs, system integrators, including our ISS segment, regional distributors, engineering firms, and various other end users that we reach through multiple established sales and aftermarket channels. APT targets customers principally based on their end markets and primary application.

•Advanced Filtration and Separation – Offerings include VAF self-cleaning filters, Ionpure® electrodeionization systems, Vortisand® filtration systems, filter presses, and related consumables and aftermarket products, primarily targeting customers in the microelectronics, pharmaceutical, and power end markets.
•Disinfection – Offerings include a wide range of chemical and non-chemical disinfection technologies, including low and medium pressure ultraviolet (UV), ozone, onsite hypochlorite generation, chlorine and chlorine dioxide systems, primarily targeting municipal drinking water, industrial, light manufacturing, commercial, and aquatics customers worldwide.
•Wastewater Technologies – Offerings include advanced biological treatment, clarification, filtration, nutrient removal, biosolid, and field-erected biological wastewater treatment plant solutions. We also provide aftermarket and retrofit solutions to our extensive installed base. We sell primarily through a network of municipal sales representatives across the U.S.
•Aquatics – Offerings include our Defender® regenerative media filters, sand filters, analyzers, controllers, and related accessories, primarily targeting commercial aquatics designers, municipal and recreational pools and leisure facilities, fountains, water features, and recreational waterparks.
•Electrochlorination – Offerings include onsite sodium hypochlorite generating systems for maritime, oil and gas, power, and military customers, maritime growth prevention systems used on military and commercial ships and in offshore oil and gas applications, and anodes used in mining, chemical processing, light industrial, microelectronics, metal finishing, electroplating, and swimming pool chlorination applications.

Customers
Our customers span a diverse range of end markets, including life sciences, light and general industry, power, microelectronics, chemical processing, food and beverage, municipal drinking water and wastewater, aquatics, refining and marine end markets. We sell directly to end users in these end markets and also to intermediaries, such as OEMs, system integrators, regional distributors, and engineering firms. Our business is not dependent on any single customer or end market. During the year ended September 30, 2022, no single customer accounted for more than 1.8% of our revenue, and our top ten customers accounted for approximately 9.7% of our revenue.

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
Suppliers
We maintain a cost-effective and diversified procurement program focused on supply chain continuity and customer fulfillment, utilizing strong relationships with strategic suppliers across key commodities. Our diversified supply base spans across multiple suppliers and geographies, which we believe enables us to be cost-effective and responsive. The top materials in our supply chain include chemicals, membranes, resin, metal fabrications, carbon, and electrical components.
Procurement strategy within the project environment is focused on enhancing our ability to meet individual customer needs, with particular focus on more complex installation projects. We seek to create products that align with our existing manufacturing core competencies and that enable us to provide our customers with the highest level of value.

During fiscal 2022, we experienced increases in the cost of, and lead times for, certain materials used in our operations, and we expect these supply chain challenges to continue in fiscal 2023. We have undertaken significant efforts to maintain supply chain continuity, customer fulfillment and mitigate the impact of inflation, such as bolstering inventory to include safety stock. These challenges did not have a material adverse effect on our consolidated financial results for fiscal 2022. Long term supply chain planning continues to be a focus across the company in order to mitigate future potential supply chain issues.
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
Sales and Marketing
Our ISS segment markets its offerings through a direct sales and service team, which is organized geographically and by end market and is complemented by an inside sales force, field sales engineers, and a growing e-commerce platform. Our key end markets served by our ISS segment are light manufacturing, healthcare, pharmaceuticals, biotech, power, microelectronics, chemical processing, food and beverage, and refining.
Our APT segment markets its offerings primarily through indirect channels to serve the global market or through our ISS segment’s sales organization as part of broader solutions. APT maintains relationships with OEMs, system integrators, third party sales representatives, regional distributors, engineering firms, and various other end users through our direct technical sales force to drive adoption of our offerings. APT maintains a comprehensive municipal representative network in the U.S., providing us with an opportunity to influence specifications and the basis of design for new treatment facilities.
Growth Opportunities
Despite the potential for an economic recession in the near term, we believe the global water market is positioned to grow over the long term, supported by a variety of anticipated secular trends that will drive demand for clean water across a multitude of industrial, commercial, and municipal applications. These secular trends include water and climate risk, health and safety, connectivity, population growth, and overall economic growth. Less predictable water availability and increased water scarcity are among the anticipated effects of climate change. Accessing water from current sources is becoming increasingly challenging, so the development of non-traditional sources of water and recycle and reuse technologies will be required.
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

Provide a higher value-add service-based business model to our customers. Many of our customers require water that meets a particular specification to facilitate the operation of their own businesses. Our goal is to provide reliable water treatment solutions by combining our products and technologies with our extensive service and distribution capabilities, enabling our customers to outsource their water treatment needs to us and focus on their core businesses. Our outsourced water offerings are high value add solutions utilizing our owned assets to generate service revenue. An example is our Water One® service platform, which uses digitally connected remote monitoring technology to provide customers with predictive and proactive service, usage-based pricing, and simplified billing. Our recycle and reuse offerings allow our customers to reduce their overall water consumption, consistent with many of our customers’ own sustainability goals and initiatives.

Drive margin expansion and cash flow improvements through continued focus on strategic pricing, operational excellence, execution and cost savings initiatives. During fiscal 2022, we continued deployment of our robust strategic pricing program to focus on efficient and effective price increase implementation with the objective of recovering increased supply chain costs and capturing appropriate value for our innovations. Dedicated resources and systems have been put in place to institutionalize these practices. Although we were able to offset increased material costs through our pricing initiatives during fiscal 2022, inflationary pressures have limited, and may continue to limit, our ability to achieve margin expansion. In parallel, we are pursuing several discrete initiatives that, if successful, we expect could result in additional cost savings over the next two years. These initiatives include our continuing supply chain improvement program to consolidate and manage global spending, capturing benefits of our Water One® service platform as well as expanding our digital and connected solutions offerings, evaluating potential facility consolidations, and further optimizing our engineering cost structure, our global shared services organization, and our sales, inventory and operations planning.

Continue to expand our capabilities for the treatment of increasingly complex emerging contaminants. Emerging contaminants such as PFAS, PFOA, selenium, micro-plastics and many others, may present global health risks if not properly removed from drinking water, process water and wastewater. Our portfolio of water treatment products and solutions includes multiple technologies for removal of emerging contaminants from water, such as granular activated carbon, ion exchange resin, reverse osmosis, and advanced oxidation processes. In addition, we have an extensive service branch network, located predominantly in the United States, as well as a large fleet of mobile assets to respond quickly to customers’ water treatment needs.

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

During the year ended September 30, 2022, we completed the following acquisitions:
•On January 3, 2022, we acquired the Mar Cor Business. Headquartered in Plymouth, Minnesota, the Mar Cor Business’ offerings include hemodialysis water treatment equipment and services, commercial and industrial water treatment equipment and services, manufactured hollow fiber filters, distributed pleated fiber filters, hemodialysis liquid and powder concentrates, filter reprocessing equipment, and other ancillary supplies and equipment for use in the hemodialysis market. The addition of the Mar Cor Business expands our service footprint in North America and furthers our reach into the healthcare end market. This business is part of our ISS segment.
•On April 1, 2022, we acquired the remaining 32% equity interest in Frontier Water Systems, LLC (“Frontier”), following our initial acquisition of a 60% equity interest in Frontier in October 2019 and our acquisition of an additional 8% equity interest in Frontier in April 2021. San Diego-based Frontier is a leading supplier of engineered equipment packages for high-rate treatment of selenium, nitrate, and metals in water and wastewater. The business adds to our portfolio of advanced wastewater treatment technologies and is part of our ISS segment.

•On July 1, 2022, we acquired Smith Engineering, Inc. (“Smith Engineering”), a leader in the design, manufacturing, and service of custom high purity water treatment equipment serving the biotech/pharmaceutical, data center, food and beverage, healthcare, medical device, and microelectronics markets. Smith Engineering offers a variety of water treatment products and services, including filtration, UV, reverse osmosis, and deionization and is part of our ISS segment.
•On July 15, 2022, we acquired Epicor, Inc. (“Epicor”), a supplier of specialty resins for power steam system treatment for fifty years. The resins provide a cost-effective and efficient method for creating and maintaining a continual supply of ultra-pure water for power plants. Epicor is part of our ISS segment.
Research, Development, and Engineering
We utilize a disciplined, stage-gate process consisting of development, field test, commercialization, supply chain and sourcing decisions to identify and develop new technologies for commercialization. We also partner with leading universities, research centers and other outside agencies to explore potential developments.

As of September 30, 2022, our global research, development, and engineering footprint included twelve facilities located in the U.S., the United Kingdom, the Netherlands, Germany and India, staffed with managers, scientists, researchers, engineers, and technicians. This includes the new Sustainability and Innovation Hub that we opened in October 2021 in Pittsburgh, Pennsylvania. This 18,000 square-foot facility houses a hands-on demonstration and training area, a pilot testing environment, and a laboratory to grow our analytical and feasibility study capacity. We expect this facility to advance our research and development capabilities and enable further development of water treatment technologies. Our total expected investment in this facility is approximately $5.6 million, of which $5.3 million has been recognized as of September 30, 2022.
Intellectual Property
Our intellectual property and proprietary rights are important to our business, but we do not believe our business as a whole to be materially dependent on any single patent, trade secret or trademark. As of September 30, 2022, we had approximately 1,750 granted or pending patents (after giving effect to patents transferred as a result of acquisitions and dispositions to date). We undertake to strategically and proactively develop our intellectual property portfolio by pursuing patent protection, obtaining copyrights and registering our trademarks in the U.S. and in foreign countries. We currently rely primarily on patent, trademark, copyright and trade secret laws, and control access to our intellectual property through license agreements, confidentiality procedures, nondisclosure agreements with third parties, employment agreements and other contractual rights, to protect our intellectual property rights.
Competition
Our industry is highly fragmented and includes a number of regional and niche offering focused competitors. Competition is largely based on product performance and reliability, pricing of products and services, ability to provide service and support, application expertise and process knowledge, brand reputation, energy and water efficiency, product compliance with regulatory and environmental requirements, product lifecycle cost, scalability, timeliness of delivery, the proximity of service centers to customers, and the effectiveness of distribution channels. Within each of our segments and the various businesses that comprise them, we compete with a variety of companies, but we do not consider any single company to be a key competitor to our business as a whole.
Backlog
Backlog represents the expected future revenue for unfulfilled and remaining performance obligations for capital projects where neither Evoqua nor the customer can terminate the contract without penalty. As of September 30, 2022, our backlog was approximately $377.1 million.

Human Capital Resources

We believe our talent within the organization is key to our long-term success. Our human capital management philosophy and objectives focus on creating a high-performance culture in which employees are enabled, empowered, and accountable to deliver results. As of September 30, 2022, we had approximately 4,500 employees. Of these employees, approximately 58% were full-time salaried staff, and the remaining employees consisted of a mix of full-time and part-time hourly workers. Approximately 76% of our employees worked in our U.S.-based operations, and approximately 24% worked in non U.S.-based operations as of September 30, 2022. None of our facilities in the U.S. or Canada are covered by collective bargaining agreements. As is common in Germany and the Netherlands, our employee populations there are represented by works councils.

In fiscal 2022, we gathered feedback from our employees through stay interviews, pulse surveys, and focus groups, as well as information from prospective employees, about what attracts them to an employer. This data helped us refine our attraction, retention, and development strategies. Based on the feedback we received, we have aligned our attraction, retention, and development strategies and objectives to focus primarily on safety, professional development, inclusion and diversity (“I&D”), health, wellbeing, and flexibility, recognition, and purpose. These strategies and objectives are incorporated into our overall business management process through the programs, policies, and initiatives discussed below.

Safety

The health and safety of our employees is our top priority. Fostering a safe working environment is critical to our ability to attract and retain talent and to earn and keep the trust of our customers. Evoqua has a robust Environmental, Health, and Safety (“EHS”) management system that includes programs, policies, and tools to manage our EHS risks for the enterprise. Our operating divisions conduct monthly safety reviews with all organizational levels. At the executive level, each recordable accident is reviewed with our CEO and leadership team, and we conduct quarterly safety performance reviews with our Board of Directors. We routinely review key performance indicators and conduct regular facility audits, and every employee is empowered to use our Stop Work program when he or she has a concern or sees the potential for injury.

In fiscal 2022, Evoqua emphasized zero incident safety culture training to our leaders and our manufacturing and field service employees, which includes training on how to observe and provide feedback to employees with a focus on positive interactions – for example, recognizing and thanking employees for demonstrating safety best practices. Our employees use mobile devices and applications to enter and track observations in real time.

Professional Development

Leveraging the strength of our existing team is critical to meeting the needs of our customers. As such, we are continuing to invest in our talent through the development and broadening of skills and perspectives. In fiscal 2022, we launched our Intentional Leadership program, which is a sixteen-week course focused on the development of our leaders throughout the organization. In addition, we launched an enterprise sales orientation program, which is intended to develop the skills sales employees need to support our customers.

We continue to emphasize the development of our employees, and we had in place documented career paths for approximately 63% of our employees at the end of fiscal 2022. Career paths are intended to show employees how their career can evolve at Evoqua. A key factor in our overall success has been internal development. We have seen a large increase in internal, cross-functional moves and have implemented a career lattice to aid employees in navigating their careers across different disciplines within the organization.

Our Leadership Development Program (“LDP”) continues to grow through enhanced rotational opportunities, and we are recruiting our largest LDP class to date for the 2023 cohort. We expanded our reach to more schools and universities and put additional focus on schools with I&D initiatives that are aligned to our own. Over the last six years of the program, the LDP has had a retention rate of approximately 81%. In fiscal 2022, we had 12 individuals in LDP roles with approximately 42% female representation.

Inclusion and Diversity

Our I&D strategy is critical to the success of our business. We believe that inclusion enables diversity to thrive and that our differences make us better together. In fiscal 2022, we evolved our internal communications strategy to include I&D celebrations, educational awareness of I&D holidays and awareness days, and we launched robust I&D intranet sites for our employees to learn more about these topics. One of our largest I&D communication campaigns was our “I Am Evoqua” campaign, which highlighted how our differences as individual employees make us better and stronger together. To aid us in enhancing our inclusive environment, we conducted stay interviews with women at Evoqua during fiscal 2022, and we are creating action plans from the findings of these conversations. In addition, we launched a pulse survey with an Inclusion Index to develop a baseline from which to measure future inclusion efforts.

In fiscal 2022, we performed additional targeted outreach to underrepresented candidates through partnerships with outreach vendors, Historically Black Colleges and Universities, and other diverse organizations. This outreach has resulted in an increase in the number of women globally and minorities in our U.S. self-identified workforce. As of September 30, 2022, women made up approximately 21% of our global workforce, and U.S. minorities made up approximately 25% of our U.S. self-identified workforce. As of September 30, 2022, women made up approximately 22% of our senior leadership globally, and U.S. veterans made up approximately 6% of our U.S. workforce. We have evolved our talent programs to support I&D in our internal talent movement across the organization with a heavy focus on increasing diversity in succession pipelines and development programs.

In order to attract diverse talent into the organization we have enhanced hiring manager training and coaching, implemented diverse interview panels and candidate slate processes, and evaluated job profiles with the objective of eliminating gender bias from postings. We have created an I&D scorecard to identify additional areas of improvement and enhanced our I&D governance by including metrics and action areas in regular business reviews.

We embrace I&D not only in our employment practices but also in our director selection. Since October 2018, our Corporate Governance Guidelines have provided that diverse candidates, including women and minorities, must be included in each pool of candidates from which we select new directors, otherwise known as the “Rooney Rule.” Our current Board of Directors is 33% gender diverse and 33% racially or ethnically diverse, and four of the five directors who have joined our Board since our initial public offering self-identify as diverse by reason of race, ethnicity, and/or gender.

Health, Wellbeing, and Flexibility

In fiscal 2022, we held workshops to educate our managers on our flexible work arrangements program to support them in helping our employees work effectively. To accelerate adoption of our flexible work arrangements program, we held onsite events to welcome employees into the location and enhance employee connection in a hybrid environment. We understand that, no matter their role in the organization, employees generally prefer some type of flexibility. Therefore, we launched a pilot for flexible work schedules at one of our production facilities to allow for a creative way to support flexibility for onsite roles. In fiscal 2023, we plan to review this pilot and broaden the efforts.

Certain offerings intended to support employee wellbeing include our expanded employee benefits offerings, financial education webinars and coaching, and our employee assistance program, which offers confidential help for a wide array of concerns such as relationships, family issues, general stress, personal loss, financial hardship and parenting.

Recognition

Recognition continues to be a vital part of our organizational high-performance culture. In fiscal 2022, we implemented a global recognition platform, allowing for new ways to recognize and reward at Evoqua, enabling all employees to post and recognize each other’s contributions. Additionally, we held onsite “Better Together” global employee appreciation events, thanking employees for delivering results no matter their work location and celebrating successes.

Government Regulation and Environmental Matters
We are subject to extensive and varied laws and regulations in the jurisdictions in which we operate, including those relating to anti‑corruption and trade, anti-money laundering, import and export compliance, antitrust, data security and privacy, employment, workplace safety, product safety and regulation, including, with respect to certain of our products, regulation of medical devices, public health and safety, environmental compliance, intellectual property, transportation, zoning, and fire codes. Our policies mandate compliance with all applicable laws and regulations, and we operate our business in accordance with standards and procedures designed to comply with these laws and regulations.

The geographic breadth of our facilities and the nature of our operations subject our operations and products to extensive environmental, health and safety laws, regulations, and permits, domestically and internationally, at national, state, and local levels throughout the world. Such laws, regulations and permits relate to, among other things, air emissions, potable and non-potable water and wastewater treatment, wastewater discharge, the generation, handling, storage, use, transport, treatment and disposal of non-hazardous and hazardous materials and wastes, product safety and workplace health and safety. These laws and regulations impose a variety of requirements and restrictions on our operations and the products we distribute, and they could increase our cost of producing certain products or make certain products obsolete or less attractive in the marketplace. The failure by us to comply with these laws and regulations could result in fines, penalties, enforcement actions, product recalls, third party claims, damage to property or natural resources, personal injury claims, requirements to investigate or cleanup property or to pay for the costs of investigation or cleanup or regulatory or judicial orders requiring corrective measures, including the installation of pollution control equipment, remedial actions or the pulling of products from the market, and could negatively impact our reputation with customers.

Many of the customers that we serve are subject to the same or similar environmental, health and safety laws and regulations. Compliance with these laws by our customers could result in either increased or decreased demand for our products and services.

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

•The federal Safe Drinking Water Act (the “SDWA”) and comparable state, local and foreign laws that set standards for drinking water quality and protect sources of public drinking water. The U.S. Environmental Protection Agency (the “EPA”) has issued standards for microorganisms, disinfectants, disinfection byproducts, inorganic chemicals, organic chemicals, and radionuclides. Changes in the SDWA or comparable state, local or foreign standards, including the addition of newly-regulated contaminants such as certain PFAS, could affect demand for our products and services and/or result in the obsolescence of our products or lead to an interruption or suspension of our operations. Additionally, increased public awareness of the presence and human health impacts of manmade chemicals and naturally occurring contaminants in drinking water may increase demand for our municipal service offerings. Correspondingly, if stringent laws or regulations are delayed or are not enacted, or repealed or amended to be less stringent, or enacted with prolonged phase‑in periods, or not enforced, then demand for our products and services may also be reduced.

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

•The Toxic Substances Control Act (the “TSCA”), the Federal Insecticide, Fungicide and Rodenticide Act (the “FIFRA”), and comparable state, local and foreign laws that regulate the manufacture and/or distribution of certain chemical substances and/or disinfection equipment. These laws may require one-time or ongoing submissions to the EPA or state environmental agencies, including, but not limited to, information on the chemistry and toxicology of the chemical substance or products, registrations, notification, and other requirements before such products can be manufactured, distributed, or sold. Changes in these laws could affect demand for our products and services, increase our cost of operations, result in the obsolescence of our products or lead to an interruption or suspension of our operations.

We believe that we are in compliance with such laws and regulations in all material respects and do not expect that continued compliance with such regulations will have a material effect upon capital expenditures, earnings, or our competitive position.

Available Information
Our internet address is www.evoqua.com. We are subject to the informational requirements of the Exchange Act, and in accordance therewith, we file reports, proxy and information statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge through the “Investors” section of our website. These materials are generally made available on our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The information contained on our website is not incorporated by reference into this Annual Report. In addition to our website, you may read our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

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
Business and Operational Risks
Inflation has increased our operating costs, and we expect to continue to experience inflationary conditions.
During fiscal 2022, the cost of certain commodities and materials used in our operations, including resins, metals, and electronic components, and the cost of labor, energy, fuel, transportation, and other resources necessary to operate our business, increased significantly. We expect to continue experiencing inflationary conditions in fiscal 2023. Volatility in the market price and availability of raw materials and other inputs directly impacts the cost of operating our business. We have taken actions to mitigate the impact of these cost increases through price increases, cost savings projects, and sourcing decisions. Although we were able to offset increased material costs through our pricing initiatives during fiscal 2022, inflationary pressures have limited, and are expected to continue to limit, our ability to achieve margin expansion. Failure to offset cost increases adversely impacts our gross profit, gross margin, and operating profit. Although price increases did not materially decrease demand in fiscal 2022, continued price increases to offset these costs could cause our customers to defer procurement of our products, solutions, and services or to buy from lower priced competitors, which could have an adverse impact on our revenues. In addition, many of our contracts are long‑term in nature, and our failure to accurately project operating costs or negotiate or enforce price escalation provisions in our long‑term contracts could have an adverse impact on our business, financial condition, and results of operations.

We rely on a large network of third party suppliers and transportation providers. Constraints on the availability of materials and transportation have impacted and may continue to impact our ability to execute projects on time and within budget.
Our products and solutions typically incorporate a wide variety of third party products, component parts, and materials. During fiscal 2022, we experienced significant increases in lead times for certain of these inputs due to availability constraints, and we expect these supply chain challenges to continue in fiscal 2023. We also rely upon various means of transportation through third parties, including shipments by air, sea, rail, and truck, to deliver products from our suppliers to our facilities and from our facilities to our customers, as well as for direct shipments from our suppliers to our customers. Factors beyond our control, many of which have been caused or exacerbated by the COVID-19 pandemic, including labor shortages and capacity constraints, container shortages, port congestion, disruptions to the national and international transportation infrastructure, fuel shortages, and transportation cost increases (such as increases in fuel costs or port fees), have impacted and could further impact our ability to execute projects or ship products to our customers on time and within budget, which could harm our reputation and have a material adverse effect on our business, financial condition, and results of operations. Generally, we have been able to pass on a portion of shipping and related costs to our customers, but there can be no assurance that we will be able to do so into the future. Failure to do so may adversely impact our gross profit and gross margin.

Deteriorating economic conditions and the potential for an economic recession may have a material adverse impact on our business and financial condition.
Economic conditions in the United States and globally have recently been deteriorating, and financial markets have experienced significant volatility. Central banks have raised interest rates to slow inflationary conditions. If these market conditions persist, we may see diminished liquidity and credit availability, inability to access capital markets, and the bankruptcy, failure, collapse, or sale of various entities, including certain of our customers and suppliers. Although we cannot predict the impacts these conditions may have on us, they could materially and adversely affect our business and financial condition. For example, the demand for our products may decline due to the deteriorating economic conditions which could negatively impact revenues, margins, and profitability of our business, the tightening of credit or lack of credit availability to our customers could adversely affect our ability to collect our receivables, and our ability to access the capital markets may be restricted. The impact of deteriorating economic conditions and a global recession may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

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

New variants of COVID-19 and other future public health crises and pandemics may affect our operating and financial results in a manner that is not presently known to us or not presently considered to be a significant risk to our operations. The impact of the COVID-19 pandemic and other future public health crises and pandemics may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

Our financial results depend on successful project execution and may be adversely affected by cost overruns, failure to meet customer schedules, failure of our subcontractors to fulfill their obligations to us, or other execution issues.
A portion of our revenue is derived from large projects that are technically complex and may occur over multiple years. These projects are subject to a number of significant risks, including project delays, cost overruns, changes in scope, unanticipated site conditions, design and engineering issues, incorrect cost assumptions, increases in the cost of materials and labor, health and safety hazards, third party performance issues, weather issues and changes in laws or permitting requirements. If we are unable to manage these risks, we may incur higher costs, liquidated damages, and other liabilities to our customers, which may decrease our profitability and harm our reputation. Many of these projects require us to contract with engineering, procurement, and construction firms (“EPCs”) and other subcontractors. If an EPC or other subcontractor that we have contracted fails to fulfill its contractual obligations to us, we could face significant delays, cost overruns, and liabilities. Our continued growth will depend in part on executing a greater volume of large projects, which will require us to expand and retain our project management and execution personnel and resources.

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
A number of emerging contaminants might be found in water that we treat, including PFAS, PFOA, selenium, micro-plastics, hazardous chemicals, or pathogens that may cause a number of illnesses, including cholera, typhoid fever, cancer, giardiasis, cryptosporidiosis, amoebiasis and free-living amoebic infections. Such contaminants or pathogens may be found in the environment, and, as a result, there is a risk that they could be present in water treated using our systems or products. In applications where treated water enters the human body, illness and death may result if contaminants or pathogens are not eliminated during the treatment process. In particular, contamination could result from failing to properly treat reusable products before they are distributed to our customers, or from actions taken by our customers or other third parties using our products, which could result in material liability. The potential impact of contamination of water treated using our products, services or solutions is difficult to predict and could lead to an increased risk of exposure to product liability claims, increased scrutiny by federal and state regulatory agencies and negative publicity. Additionally, regulatory bodies such as the EPA may issue new and onerous testing and permitting requirements relating to the treatment and destruction of certain contaminants such as PFAS and PFOA. If we are unable to comply with any such requirements or our products are unable to comply with any such requirements, we may incur fines and penalties and our ability to offer services relating to the treatment of these contaminants may be restricted, which could adversely impact our revenues.

Our future growth is dependent upon our ability to continue to develop or acquire new products, services and solutions that allow us to compete successfully in our markets.

We offer our products, services, and solutions in highly competitive markets. Our future growth depends upon our ability to (i) identify customer preferences and emerging trends in our target end markets, (ii) develop and maintain a wide range of competitive and appropriately priced products, services and solutions, (iii) enhance and differentiate our products from those of our competitors, (iv) develop and drive commercial acceptance of new products quickly and cost‑effectively, (v) keep our products, services, and solutions cost‑competitive, even when faced with rising commodity costs, (vi) attract, develop and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop and sell new technologies and products, and (vii) execute projects in a cost-effective manner according to the schedules required by our customers.

Our growth strategy includes growth through acquisitions, and we may not be able to identify suitable acquisition targets.
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
The anticipated benefits from any acquisition may not be achieved unless the operations of the acquired business assets or product lines are successfully integrated in an efficient, effective, and timely manner. The integration of an acquisition generally requires substantial attention from management and operating personnel to prevent the acquisition from disrupting any existing operations or affecting our customers’ opinions and perceptions of our services, products, or customer support. Risks associated with integration of an acquisition include failure of an acquired business to perform to our expectations, our failure to integrate an acquired business appropriately and on a timely basis, our failure to realize anticipated synergies and cost savings, our failure to preserve the customer relationships and retain key employees of an acquired business and difficulties, inefficiencies or cost overruns in integrating and assimilating the organizational cultures, operations, technologies, data, services and products of an acquired business with ours.
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

We may not achieve some or all of the expected benefits of our restructuring actions.
We have taken a number of restructuring actions in recent years in an effort to better serve the needs of our customers worldwide, achieve cost savings and operational efficiencies, and position ourselves for improved long-term growth and profitability. Achieving the expected cost savings and efficiencies will be subject to significant economic, competitive, and other uncertainties, some of which are beyond our control, and we may not be able to obtain the cost savings and benefits that we anticipate at the outset or that we currently anticipate in connection with these restructuring actions. Our assumptions may not be accurate, and we may not be able to operate in accordance with our plans, which may cause us to incur additional restructuring charges. These types of initiatives could yield unintended consequences such as distraction of our management and employees, business disruption and unforeseen costs, attrition beyond any planned reduction in workforce, inability to attract or retain key personnel and reduced employee productivity, which could materially adversely affect our business, financial condition, and results of operations. The successful implementation and execution of our restructuring actions are critical to achieving our expected cost savings as well as effectively competing in the marketplace and positioning us for future growth. If our restructuring actions are not executed successfully, it could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Our success depends to a significant extent on our ability to attract and retain talent, specifically in senior management and skilled technical, engineering, sales, project management, and other key roles. Macroeconomic conditions, specifically labor shortages, increased competition for employees, and wage inflation, could have a material impact on our ability to attract and retain talent, our turnover rate, and the cost of operating our business. If we are unable to attract and retain sufficient talent, minimize employee turnover, or manage wage inflation, it could have a material adverse effect on our business, financial condition, results of operations, or prospects.

Wastewater operations may result in contamination or pose other significant risks that could cause us to incur significant costs.
Wastewater treatment involves various unique risks. If our treatment systems fail or do not operate properly, or if there is a spill, untreated or partially treated wastewater could discharge onto property or into nearby streams, rivers, and groundwater, causing various damages and injuries, including environmental damage. These risks are most acute during periods of substantial rainfall or flooding, which are the main causes of sewer overflow and system failure. Liabilities resulting from such damages and injuries could materially adversely affect our business, financial condition, results of operations or prospects.

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

Additionally, concern over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate the effects of climate change, including limitations on greenhouse gas emissions, which could increase our costs or require additional investments in our facilities and equipment, and require us to make significant new disclosures regarding the climate-related impacts of our business. New legislation and regulatory requirements may also impact our customers and suppliers, which could affect demand for our products or our ability to source key materials. In addition, our customers and suppliers may impose their own requirements with respect to climate change and greenhouse gas emissions that may require us to incur additional costs to comply with such requirements. Any failure to comply with those requirements may also affect demand for our products or our ability to source key materials. From time to time, we establish strategies and expectations related to climate change and other environmental matters. Our ability to achieve any such strategies or expectations is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include, but are not limited to, evolving legal, regulatory, and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets. Failures or delays (whether actual or perceived) in achieving our strategies or expectations related to climate change and other environmental matters could adversely affect our business, operations, and reputation, and increase risk of litigation.

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

Our international sales and operations are denominated in various foreign currencies, and we are subject to currency translation risk associated with converting the financial statements reflecting our international operations into U.S. dollars. The U.S. dollar strengthened as compared to many foreign currencies, including the Euro, during fiscal 2022, which adversely affected reported revenues of our international subsidiaries. Continued fluctuation in foreign currency exchange rates could result in continued adverse effects on our revenues.
We currently have operations and source and manufacture certain of our materials and products for global distribution from third‑party suppliers and manufacturers in the People’s Republic of China. Operating in China exposes us to political, legal, and economic risks. Our ability to operate in China may be adversely affected by geopolitical conflicts involving China and changes in U.S. and Chinese relations, laws and regulations, such as those related to, among other things, taxation, import and export tariffs, environmental regulations, energy use, land use rights, intellectual property, currency controls, network security, employee benefits and other matters, and we may not obtain or retain the requisite legal permits to continue to operate in China, or we may become subject to costs or operational limitations imposed in connection with obtaining and complying with such permits. We may also experience difficulty in managing relations with our employees, distributors, suppliers, or customers, with whom disagreements or conflicts of interest could materially adversely affect our operations or our ability to source and manufacture certain of our materials and products in China.
We have no operations in Russia or Ukraine, and our sales into these regions are minimal. However, the conflict in Ukraine has exacerbated material inflation and availability challenges, particularly with respect to the impact it has had on energy and fuel prices and the price of steel and other precious metals that we procure in our supply chain. If the inflationary impact on energy, fuel and steel prices continues throughout fiscal 2023 and these factors are sustained, or if the duration of the conflict is extended or the conflict spreads into a larger geographic portion of Europe, our results of operations in future periods could be materially and adversely impacted.
If we do not adequately protect our intellectual property, or if third parties infringe our intellectual property rights or claim that we are infringing their intellectual property rights, we may suffer competitive injury, expend significant resources enforcing our rights or defending against such claims, or be prevented from selling products or services.
We own numerous patents, trademarks, service marks, copyrights, trade secrets and other intellectual property and hold licenses to intellectual property owned by others, which in aggregate are important to our business. The intellectual property rights that we have and may obtain, however, may not provide our products and services with a significant competitive advantage because our rights may not be sufficiently broad or may be challenged or invalidated. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property, or detect or prevent circumvention or unauthorized use of such property and the cost of enforcing our intellectual property rights could materially adversely impact our business, financial condition, results of operations or prospects. Any dispute or litigation regarding intellectual property could be costly and time consuming due to the complexity and the uncertainty of intellectual property litigation. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. We may incur significant costs and diversion of management attention and resources as a result of such claims of infringement or misappropriation, and we or our suppliers or subcontractors could lose rights to significant or disruptive technologies, be unable to license technology, provide or sell products or services, or be required to pay substantial damages or license fees with respect to the infringed rights or be required to redesign, rework, reprogram, or replace our or our customers’ products, subcomponents, software, or systems, or recast our valuable brands at substantial cost, any of which could materially adversely impact our competitive position, financial condition and results of operations even if we successfully defend against such claims of infringement or misappropriation.
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
There are inherent risks to our operations. We are exposed to risks posed by severe weather and other natural disasters, such as hurricanes and earthquakes. In addition to natural risks, hazards (such as fire, explosion, collapse, or machinery failure) are inherent risks in our operations which may occur as a result of inadequate internal processes, technological flaws, human error, or certain events beyond our control. We also utilize approximately 940 vehicles in connection with our offsite services and distribution operations and, from time to time, these drivers are involved in accidents which may cause injuries, spills, or uncontrolled discharges and in which goods carried by these drivers may be lost or damaged. The hazards described above can cause significant personal injury or loss of life, severe damage to or destruction of property, plants, and equipment, including customer or third‑party property, contamination of, or damage to, the environment and suspension of operations. The occurrence of any of these events may subject us to investigations, require us to perform remediation, or result in us being named as a defendant in lawsuits asserting claims for substantial damages, environmental cleanup costs, personal injury, natural resource damages and fines or penalties. As a result, we may from time to time become exposed to significant liabilities for which we may not have adequate insurance coverage. We may also become exposed to certain claims that are excluded from our insurance coverage, such as claims of fraud or for punitive damages. Although we have liability insurance, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost or will be adequate to cover any product liability claims. In addition, such events may affect the availability of personnel, proper functioning of our information technology infrastructure and availability of third parties on whom we rely, any of which consequences could have a material adverse effect on our business, financial condition, results of operations or prospects.
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
We have a significant amount of indebtedness. As of September 30, 2022, we had total indebtedness of $890.7 million, including $469.1 million of borrowings under our term loan facility, $151.3 million borrowings under our revolving credit facility, $150.2 million of borrowings related to our Securitization Facility (as defined below) which includes $0.2 million of accrued interest, $120.2 million in borrowings related to equipment financings. We also had $9.3 million of letters of credit issued under our $350.0 million revolving credit facility. We cannot provide any assurance that our business will generate sufficient cash flow from operations in amounts sufficient to enable us to fund our debt service obligations and other liquidity needs. Our inability to generate sufficient cash flow to satisfy our debt obligations could materially adversely affect our business, financial condition, results of operations, or prospects.

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
Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. Interest rates have increased meaningfully during fiscal 2022 and are projected to continue rising in the future. As interest rates rise, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed may remain the same, and our net income and cash flows will correspondingly decrease. Assuming no prepayments of the term loan facility (which had $469.1 million outstanding as of September 30, 2022) and that our revolving credit facility was fully drawn, each 0.125% change in interest rates would result in an approximate change of $1.0 million in annual interest expense on the indebtedness under our senior secured credit facilities. We entered into an interest rate swap during the third quarter of fiscal 2020 to mitigate risks associated with variable rate debt. The interest rate swap became effective June 30, 2020, has a term of five years to hedge the variability of interest payments on the first $500.0 million of the Company’s senior secured debt and fixes the floating LIBOR rate at 0.61%.

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
We have a significant amount of goodwill and purchased intangible assets on our balance sheet. As of September 30, 2022, the net carrying value of our goodwill and other indefinite‑lived intangible assets totaled approximately $507.8 million. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of indefinite‑lived intangible assets represents the federal hazardous waste treatment management permits obtained for locations operated by the Company. We do not amortize goodwill and indefinite‑lived intangible assets that we expect to contribute indefinitely to our cash flows, but instead we evaluate these assets for impairment at least annually, or more frequently if changes in circumstances indicate that a potential impairment could exist. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes, or planned changes in use of the assets, divestitures and market capitalization declines may impair our goodwill and other indefinite‑lived intangible assets. Any charges relating to such impairments could materially adversely affect our financial condition and results of operations.
Our ability to use our net operating loss carryforwards may be limited.

As of September 30, 2022, we had approximately $235.2 million of U.S. federal and state net operating loss carryforwards (“NOLs”). Our federal NOLs begin to expire in 2035, while certain state NOLs begin to expire in 2023. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. As of September 30, 2022, we no longer maintain a valuation allowance against these NOLs.
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

Information Technology and Cybersecurity Risks
We are increasingly dependent on the continuous and reliable operation of our information technology systems, including third party systems and solutions, and a disruption of these systems could materially and adversely affect our business.
We rely on our information technology systems in connection with various aspects of the operation of our business, including customer relationship management, customer service, purchasing, inventory management, project management, human resource management, billing, and accounting. We also rely on digitally connected systems for monitoring and operation of certain of our water treatment installations. Many of these systems are provided and operated by third parties, including cloud-based service providers. Our business and many of the products, services, and solutions that we offer depend on the integrity of these information technology systems, including our remote monitoring and data analytics features and our automated control solutions. These systems are inherently susceptible to a number of threats, including, but not limited to, viruses, ransomware, malware, malicious codes, hacking, phishing, denial of service actions, human error, network failures, electronic loss of data, and other electronic security breaches. Although we have experienced attempts by unauthorized external parties to access our networks and systems and the third party networks and systems upon which we rely, these attempts have not resulted in any material breaches, disruptions, or loss of information to date. A successful material cyber-attack may result in the loss or compromise of customer, financial or operational data, theft of intellectual property, disruption of billing, collections or normal field service activities, disruption of data analytics and electronic monitoring and control of operational systems, loss of revenue, ransomware payments, remediation costs related to lost, stolen, or compromised data, repairs to infrastructure, physical systems or data processing systems, increased cybersecurity protection costs, or violation of U.S. and international privacy laws, which may result in litigation. Any of these occurrences could harm our reputation or have a material adverse effect on our business, financial condition, results of operation and prospects.
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
Our Water One® services are provided using remote monitoring technology that is connected to the “Internet of Things” (IoT), which is inherently susceptible to cyber-attacks and outages. A successful attack may result in inappropriate access to our or our customers’ information or systems or cause our products to function improperly. We have experienced outages due to disruptions in service by cellular providers. Although these outages have not had a material impact on our business to date, if outages occur with greater frequency or for extended durations, it could materially adversely affect our ability to monitor our assets, which could harm our reputation or result in a material loss of revenue, failure to fulfill contractual obligations and additional costs to repair damages.
If we experience a significant data security breach or fail to detect and appropriately respond to a significant data security breach, our business and reputation could suffer.
The nature of our business involves the receipt and storage of information about our customers, suppliers, employees, operations and financial performance. Further, we rely on various information technology systems to capture, process, store, and report data in connection with the products, services, and solutions that we provide to our customers, such as our Water One® services. We have procedures in place to detect and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly and materially compromise information security. We outsource administration of certain functions to vendors that could be targets of cyber attacks. Any significant theft, loss and/or fraudulent use of customer, employee, or proprietary data as a result of a cyber attack targeting us or one of our third-party service providers could subject us to significant litigation, liability, and costs, as well as materially adversely impact our reputation with customers and regulators, among others. Unauthorized external parties have attempted, and may continue to attempt, to gain access to our systems or facilities and to our proprietary business information. If our efforts to protect the security of information about our customers, suppliers and employees are unsuccessful, a significant data security breach may result in costly government enforcement actions, private litigation and negative publicity resulting in reputation or brand damage with customers, and our business, financial condition, results of operations or prospects could materially and adversely suffer. While we maintain insurance coverage that is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the event we experience a cybersecurity incident, data breach or disruption, unauthorized access, or failure of systems.
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
Our operations and certain of our products are subject to various licensing, permitting, approval, and reporting requirements imposed by federal, state, local, and foreign laws. Our operations and certain of our products are subject to inspection and regulation by various governmental agencies, including the U.S. Environmental Protection Agency, the U.S. Food and Drug Administration (FDA), the Occupational Safety and Health Administration, and equivalent state and local agencies, as well as their counterparts in various states and foreign countries. A major risk inherent in our operations is the need to obtain and renew permits from federal, state, and local authorities. Delays in obtaining permits, the failure to obtain a permit or a renewal permit for a project, challenges to our permits by local communities, citizen groups, landowners, or others opposed to their issuance, or the issuance of a permit with unreasonable conditions or costs could limit our ability to effectively provide our services. We are also required to secure and maintain licenses required by several states which can take a significant amount of time and result in our inability or delays in our ability to bid on and execute certain projects. If we fail to secure or maintain any such licenses or if states place burdensome restrictions or limitations on our ability to obtain or maintain such licenses, we may not be able to operate in such states and our business, financial condition, results of operations or prospects may be materially adversely affected as a result.
Our newly acquired Mar Cor product line provides FDA 510(k) cleared water purification systems to the dialysis industry. Government regulation applies to nearly all aspects of testing, manufacturing, safety, labeling, storing, recordkeeping, reporting, promoting, distributing, and importing or exporting of these products. Modifications to existing products or the marketing of new uses for existing products also may require regulatory approvals, approval supplements or clearances. If we are unable to obtain any required approvals, approval supplements or clearances for any modification to a previously cleared or approved product, we may be required to cease manufacturing and sale, or recall or restrict the use of such modified product, pay fines, or take other action until such time as appropriate clearance or approval is obtained. Ongoing reporting regulations require that we report to appropriate governmental authorities in the United States and/or other countries when our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to a death or serious injury if the malfunction were to recur. Governmental authorities can require product recalls or impose restrictions for product design, manufacturing, labeling, clearance, or other issues. For the same reasons, we may voluntarily elect to recall or restrict the use of a product. Any recall or restriction could divert managerial and financial resources and might harm our reputation among our customers and other healthcare professionals who use or recommend our products and services.

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
Our operations, products and services are governed by various foreign, federal, state and local environmental protection and health and safety laws and regulations, including, without limitation, the federal Safe Drinking Water Act, the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the Toxic Substances Control Act, the Federal Insecticide, Fungicide, and Rodenticide Act in the U.S., the Restriction of Hazardous Substances (RoHS) Directive, and the Registration, Evaluation and Authorization of Chemicals (REACH) Directive in Europe, and similar foreign, federal, state and local laws and regulations and permits issued under these laws by the foreign, federal, state and local environmental and health and safety regulatory agencies. These laws and regulations establish, among other things, criteria and standards for drinking water and for discharges into the waters of the U.S. and its states, for the proper management of hazardous and non‑hazardous solid waste and for protection of public and worker health and safety. Pursuant to these laws, we are required to obtain various environmental permits from environmental regulatory agencies for our operations. We cannot provide any assurance that our operations, products, or services will be at all times in total compliance with these laws, regulations and permits or that we will be able to obtain or renew all required permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators and be subject to lawsuits, civil or criminal, seeking enforcement and/or injunctive relief. We may also be subject to civil claims by citizens groups seeking to enforce environmental laws. In the event of an accident or if we otherwise fail to comply with applicable regulations, we could lose our permits or approvals and/or be held liable for damages and monetary penalties.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of September 30, 2022, we operated 181 locations located in the United States, Canada, the United Kingdom, the Netherlands, Germany, Australia, China, Singapore, and India, including 11 manufacturing facilities, 12 research, development, and engineering facilities, and 119 service branches. We own 22 of these properties and lease the remaining 159 properties. The manufacturing and research and development facilities support both our ISS and APT segments globally.  The service branches primarily support our ISS segment throughout North America.
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
As of October 31, 2022, there were 33 holders of record of the Company’s common stock, which does not reflect individual holders of shares held beneficially or shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number.
Dividend Policy
No dividends were paid to shareholders during the fiscal years ended September 30, 2022, 2021 or 2020. The Company currently intends to retain all of its future earnings, if any, to finance operations, development and growth of its business and repay indebtedness. Most of the Company’s indebtedness contains restrictions on the Company’s activities, including paying dividends on its capital stock. See Note 12, “Debt” in Part II, Item 8 of this Annual Report on Form 10-K. Any future determination relating to our dividend policy will be made at the discretion of the Company’s board of directors and will depend on a number of factors, including future earnings, capital requirements, financial and market conditions, future prospects, contractual restrictions and covenants and other factors that the board of directors may deem relevant.
Unregistered Sales of Equity Securities and Use of Proceeds
None.

Stock Performance Graph
The following graph shows a comparison of cumulative total return to holders of shares of Evoqua’s common stock against the cumulative total return of the S&P Mid Cap 400 Index and the S&P Mid Cap 400 / Utility Index from market close on November 2, 2017 (the first day of trading of our common stock) through September 30, 2022. The comparison of the cumulative total returns for each investment assumes that $100 was invested in Evoqua common stock and the respective indices on November 2, 2017 through September 30, 2022, including reinvestment of any dividends (although no dividends have been declared on our common stock to date). Historical share price performance should not be relied upon as an indication of future share price performance, and we do not make or endorse any predications as to future shareholder returns.
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

	11/2/2017	9/30/2018	9/30/2019	9/30/2020	9/30/2021	9/30/2022
AQUA	$100	$85	$82	$102	$180	$158
S&P Mid Cap 400	$100	$110	$106	$102	$144	$120
S&P Mid Cap 400 / Utilities	$100	$103	$117	$84	$99	$96

Item 6.    [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements” and in Part I, Item 1A, “Risk Factors” in this Annual Report. Unless otherwise indicated or the context otherwise requires, all references to the “Company,” “Evoqua,” “Evoqua Water Technologies Corp.,” “we,” “us,” “our,” and similar terms refer to Evoqua Water Technologies Corp., together with its consolidated subsidiaries. Unless otherwise specified, all dollar amounts in this section are referred to in millions. Our fiscal year ends on September 30 of each year and references in this section to a year refer to our fiscal year. As such, references to: 2022 relates to the fiscal year ended September 30, 2022, 2021 relates to the fiscal year ended September 30, 2021, and 2020 relates to the fiscal year ended September 30, 2020.
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
Our solutions are designed to provide our customers with the quantity and quality of water necessary to meet their unique specifications. We enable our customers to achieve lower costs through greater uptime, throughput and efficiency in their operations while supporting their regulatory compliance and environmental requirements. We deliver and maintain these mission critical solutions through our extensive North American service network, providing our customers continuous uptime with 119 service branches as of September 30, 2022. In addition, we sell our products and technologies internationally through direct and indirect sales channels. We have worked to protect water, the environment, and our employees for more than 100 years. As a result, we have earned a reputation for quality, safety, and reliability around the world. Our employees are united by a common purpose: Transforming water. Enriching life.®
Our vision “to be the world’s first choice for water solutions” and our values of “integrity, customers, sustainable, and performance” foster a culture that is focused on establishing a workforce that is enabled, empowered, and accountable, creating a highly dynamic work environment.
We serve our customers through the following two reportable segments:
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
For the years ended September 30, 2022 and 2021, our segments accounted for the following percentage of our revenue:

	2022	2021
Integrated Solutions and Services segment	68.2%	65.5%
Applied Product Technologies segment	31.8%	34.5%
Recent Developments, Key Factors, and Trends Affecting Our Business and Financial Statements
The following recent developments have affected our business and operating results during the year ended September 30, 2022:
Macroeconomic conditions. Material, freight, and labor inflation resulted in increased costs in fiscal 2022, and we expect this trend will continue into fiscal 2023. Although we have offset a portion of these increased costs through price increases and operational efficiencies to date, our margin percentage has been negatively impacted. There can be no assurance that we will be able to continue to offset all or any portion of these increased costs. If we are unable to manage commodity fluctuations through pricing actions, cost savings projects, and sourcing decisions as well as through consistent productivity improvements, it may adversely impact our gross profit and gross margin in future periods. Additionally, supply chain disruptions and labor shortages have restricted and could further restrict availability of certain commodities and materials, which may result in delays in our execution of projects in fiscal 2023 and negatively impact revenues. Tight labor markets have resulted in longer times to fill open positions and labor inflation. Continued delays in filling open positions, particularly among our service technician population, could impact our ability to provide timely service to our customers. Although these factors did not have a material adverse effect on our results of operations for the year ended September 30, 2022, if sustained, they could have a material adverse effect on our results of operations going forward.
In an effort to combat inflation, central banks began raising interest rates in the latter half of fiscal 2022, and interest rates are expected to continue to increase in fiscal 2023. We do not believe that our exposure to rising interest rates in the near term will have a material impact on our business, financial condition, results of operations, or prospects, but if sustained over longer periods, this could have a material adverse effect on our results of operations. We plan to continue to evaluate aspects of our spending, including capital expenditures, discretionary spending, and strategic investments in fiscal 2023.
Impact of the COVID-19 pandemic. We continue to monitor the ongoing effects of the COVID-19 pandemic, particularly as shutdowns and restrictions in parts of China have continued in response to the spread of COVID-19 variants. These shutdowns and restrictions did not have a material adverse effect on our operations or financial results for the year ended September 30, 2022. However, if the duration of these shutdowns and restrictions extends, or if similar shutdowns and restrictions are imposed in other regions, it could impact our sales into those regions and our ability to source materials from those regions.
Russia-Ukraine war. We have no operations in Russia or Ukraine, and our sales into these regions are minimal. However, the conflict in Ukraine has exacerbated the material inflation and availability challenges described above, particularly with respect to the impact it has had on energy and fuel prices and the price of steel and other precious metals that we procure in our supply chain. Although these factors did not have a material adverse effect on our results of operations for the year ended September 30, 2022, we expect the inflationary impact on energy, fuel and steel prices to continue throughout fiscal 2023. If these factors are sustained, or if the duration of the conflict is extended or the conflict spreads into a larger geographic portion of Europe, our results of operations in future periods could be materially and adversely impacted.
Acquisitions and divestitures. On January 3, 2022, we acquired the Mar Cor Business for approximately $195.0 million paid in cash at closing, following adjustments. We utilized cash on hand and borrowed an additional $160.0 million under our 2021 Revolving Credit Facility (a multi-currency senior secured revolving credit facility in an aggregate principal amount not to exceed the U.S. dollar equivalent of $350.0 million) to fund the acquisition. The purchase price included a $12.3 million earn out, which is being held in escrow and will be paid, pro rata, to the sellers if the Mar Cor Business meets certain sales performance goals (the “Earn Out”). Any portion of the Earn Out not paid to the sellers during the first year following closing of the transaction will be returned to us. The Mar Cor Business is a leading manufacturer and servicer of medical water, commercial and industrial solutions in North America. Headquartered in Plymouth, Minnesota, the Mar Cor Business offers significant technical expertise in designing, building, and servicing high-purity water treatment systems. The addition of this business expands our service footprint in North America, furthering our reach into the healthcare vertical market. During the year ended September 30, 2022, we incurred approximately $4.9 million in acquisition costs, which are included in General and administrative expense on the Consolidated Statements of Operations. Additionally, we expect to incur between $18.0 million to $20.0 million in one-time integration costs within the next 18 to 24 months. The Mar Cor Business is included within the Integrated Solutions and Services segment.
On January 31, 2022, we completed the divestiture of certain resin regeneration assets in Germany (the “Germany Regen Business”) for approximately $0.4 million in cash at closing, resulting in a gain of $0.2 million recognized on the sale. The Germany Regen Business was a part of the Applied Product Technologies segment.
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
On July 1, 2022, we completed the acquisition of Smith Engineering, Inc. (“Smith Engineering”) for approximately $18.9 million cash paid at closing. Smith Engineering is a leader in the design, manufacturing, and service of custom high purity water treatment equipment serving the biotech/pharmaceutical, data center, food and beverage, healthcare, medical device, and microelectronics markets. With over 1,200 customers in North America, Smith Engineering offers a variety of water treatment products and services, including filtration, UV, reverse osmosis, and deionization. Smith Engineering is part of our Integrated Solutions and Services segment.
On July 15, 2022, we completed the acquisition of Epicor, Inc. (“Epicor”) for $4.3 million cash paid at closing. Epicor has supplied specialty resins for power steam system treatment for fifty years. The resins provide a cost-effective and efficient method for creating and maintaining a continual supply of ultra-pure water for power plants. Epicor is part of our Integrated Solutions and Services segment.
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

Revenue
Our revenue is a function of sales volumes and selling prices. We report revenue by segment and by source which includes revenue from product sales (capital and aftermarket) and revenue from service. Revenue is used by management to evaluate the performance of our business. Revenue growth is primarily related to organic and inorganic factors. Organic revenue growth, as a component of revenue growth, is defined as period over period revenue growth excluding (i) the impact from acquisitions and divestitures during the first 12 months following the closing of the acquisition or divestiture, which we refer to as inorganic impact, and (ii) the impact of foreign currency translation. Divestitures include sales of insignificant portions of our business that did not meet the criteria for classification as a discontinued operation. We exclude the effect of foreign currency translation from organic revenue growth because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions and divestitures during the first 12 months following the closing of the acquisition or divestiture because they can obscure underlying business trends and make comparisons of long-term performance difficult between the Company and its peers due to the varying nature, size, and number of transactions from period to period.

EBITDA and Adjusted EBITDA
EBITDA, which is a non-GAAP financial measure, is defined as earnings before interest, taxes, depreciation and amortization expense. Adjusted EBITDA, which is a non-GAAP financial measure, is one of the primary metrics used by management to evaluate the strength and financial performance of our core business. Adjusted EBITDA is defined as net income (loss) before interest expense, income tax benefit (expense) and depreciation and amortization, adjusted for the impact of certain other items, including restructuring and related business transformation costs, share-based compensation, transaction costs, and other gains, losses, and expenses that we believe do not directly reflect our underlying business operations. We present adjusted EBITDA because we believe it is frequently used by analysts, investors, and other interested parties to evaluate and compare operating performance and value companies within our industry. Further, we believe it is helpful in highlighting trends in our operating results and provides greater clarity and comparability period over period to management and our investors regarding the operational impact of long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate, and capital investments. In addition, adjusted EBITDA highlights true business performance by removing the impact of certain items that management believes do not directly reflect our underlying operations and provides investors with greater visibility into the ongoing drivers of our business performance.
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

EBITDA and Adjusted EBITDA should not be considered substitutes for, or superior to, financial measures prepared in accordance with GAAP. The financial results prepared in accordance with GAAP and the reconciliations from these results should be carefully evaluated. See “Non-GAAP Reconciliations” in this Item 7 for a reconciliation of EBITDA and adjusted EBITDA to net income. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. In addition, in evaluating adjusted EBITDA, you should be aware that in the future, we may incur expenses similar to the adjustments in the presentation of adjusted EBITDA. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, other companies in our industry or across different industries may calculate adjusted EBITDA differently.

Basis of Presentation

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the fiscal years ended September 30, 2022 and 2021. For a discussion of changes from the fiscal year ended September 30, 2021 to the fiscal year ended September 30, 2020, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2021 (filed November 17, 2021).
Results of Operations
The following tables summarize key components of our results of operations for the periods indicated:

	Year Ended September 30,
	2022		2021		% Variance
(In millions, except per share amounts)		% of Revenue		% of Revenue
Revenue from product sales and services	$1,737.1	100.0%	$1,464.4	100.0%	18.6%
Gross profit	$536.0	30.9%	$457.4	31.2%	17.2%
Total operating expenses	$(437.3)	(25.2)%	$(363.0)	(24.8)%	20.5%
Other operating income, net	$5.3	0.3%	$4.9	0.3%	8.2%
Interest expense	$(34.7)	(2.0)%	$(37.5)	(2.6)%	(7.5)%
Income before income taxes	$69.3	4.0%	$61.8	4.2%	12.1%
Income tax benefit (expense)	$3.0	0.2%	$(10.1)	(0.7)%	(129.7)%
Net income	$72.3	4.2%	$51.7	3.5%	39.8%
Net income attributable to non‑controlling interest	$0.1	—%	$0.2	—%	(50.0)%
Net income attributable to Evoqua Water Technologies Corp.	$72.2	4.2%	$51.5	3.5%	40.2%

Weighted average shares outstanding
Basic	121.1		119.6
Diluted	124.9		122.9
Earnings per share
Basic	$0.60		$0.43
Diluted	$0.58		$0.42

Other financial data:
Adjusted EBITDA(1)	$297.7	17.1%	$250.9	17.1%	18.7%
(1)Adjusted EBITDA is a non-GAAP financial measure. For the definition of Adjusted EBITDA and a reconciliation to net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in this Item 7.

Years Ended September 30, 2022 and September 30, 2021
Consolidated Results
Revenue-Revenue increased $272.7 million, or 18.6%, to $1,737.1 million in the year ended September 30, 2022, from $1,464.4 million in the prior year. Revenue from product sales increased $191.5 million, or 22.2%, to $1,052.5 million in the year ended September 30, 2022, from $861.0 million in the prior year. Revenue from services increased $81.2 million, or 13.5%, to $684.6 million in the year ended September 30, 2022, from $603.4 million in the prior year.
The following tables provide the change in revenue by offering and the components that contributed to revenue growth during the years ended September 30, 2022 and 2021:

	Year Ended September 30,
	2022		2021		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:	$1,052.5	60.6%	$861.0	58.8%	$191.5	22.2%
Capital	688.4	39.6%	616.0	42.1%	72.4	11.8%
Aftermarket	364.1	21.0%	245.0	16.7%	119.1	48.6%
Revenue from services	684.6	39.4%	603.4	41.2%	81.2	13.5%
	$1,737.1	100.0%	$1,464.4	100.0%	$272.7	18.6%

(In millions)	$ Change	% Change
Year ended September 30, 2021 total revenue	$1,464.4	n/a
Organic	149.4	10.2%
Inorganic	137.1	9.4%
Foreign currency translation	(13.8)	(1.0)%
Year ended September 30, 2022 total revenue	$1,737.1	18.6%
Revenue growth due to organic revenue related primarily to improved price realization and higher volume for products and services across most product lines and all regions. The North America and Asia Pacific regions contributed to strong organic revenue growth in service, capital, and aftermarket across most end markets.
Revenue in future periods could be negatively impacted by commodity and material availability constraints caused by global supply chain disruptions, skilled labor shortages, and the timing of projects based on potential deferrals of orders due to rising interest rates or recessionary conditions.
Cost of Sales and Gross Margin-Total gross margin decreased to 30.9% in the year ended September 30, 2022, from 31.2% in the prior year. The following table provides the change in cost of product sales and cost of services, respectively, along with related gross margins:

	Year Ended September 30,
	2022		2021
		Gross Margin %		Gross Margin %
Cost of product sales	$(740.5)	29.6%	$(607.7)	29.4%
Cost of services	(460.6)	32.7%	(399.3)	33.8%
	$(1,201.1)	30.9%	$(1,007.0)	31.2%

Gross margin from product sales increased by 20 bps to 29.6% in the year ended September 30, 2022, from 29.4% in the prior year. The increase in gross margin was primarily driven by favorable price realization and product mix. These factors were partially offset by labor, material and freight inflation.
Gross margin from services decreased by 110 bps to 32.7% in the year ended September 30, 2022, from 33.8% in the prior year. This decrease was driven by increased labor costs and resource constraints.
We expect continued pressure on gross margin in future periods due to material, freight and labor inflation. Although we expect to continue to partially offset those increasing costs with positive price realization, there can be no assurance that we will be able to do so.

Operating Expenses-Operating expenses increased $74.3 million, or 20.5%, to $437.3 million in year ended September 30, 2022 from $363.0 million in the prior year. Operating expenses are comprised of the following:

	Year Ended September 30,
	2022		2021
(In millions)		% of Revenue		% of Revenue	% Variance
General and administrative expense	$(260.6)	(15.0)%	$(206.5)	(14.1)%	26.2%
Sales and marketing expense	(161.3)	(9.3)%	(143.1)	(9.8)%	12.7%
Research and development expense	(15.4)	(0.9)%	(13.4)	(0.9)%	14.9%
Total operating expenses	$(437.3)	(25.2)%	$(363.0)	(24.8)%	20.5%
The increase period over period in operating expenses was primarily due to higher employee related costs associated with acquisitions, share-based compensation, and wage inflation. Additionally, non-cash foreign currency translation losses of $18.7 million in the current year, compared to foreign currency translation gains of $0.9 million in the prior year, mostly related to intercompany loans contributed to this increase. In addition, there were increased consulting, marketing and travel expenses, and increased amortization expense due to acquisitions in the current period compared to the prior period. The above increases were partially offset by a decrease in external legal fees compared to the prior period, as well as a benefit in the current period related to changes in the estimate of the Mar Cor Business achieving the earn-out target.
Fluctuations in foreign currency translation and inflation could impact operating expenses in future periods.
Other Operating Income, Net-Other operating income, net, increased $0.3 million, to $5.3 million in the year ended September 30, 2022, from $5.0 million in the prior year. This increase was driven by income from precious metal sales, mainly from scrapped anodes in China, as well as gains on the disposal of fixed assets compared to the prior period. Additionally, we received a refund from the Chinese government in the current period of certain taxes paid, which partially offset COVID-19 pandemic subsidies received from the Canadian government in the prior period, which did not reoccur in the current period.
Interest Expense-Interest expense decreased $2.8 million, or 7.5%, to $34.7 million in the year ended September 30, 2022, from $37.5 million in the prior year. The decrease in interest expense was primarily driven by a $100.0 million debt prepayment in conjunction with the April 2021 refinancing of our senior credit facility. As a result of the April 2021 refinancing, an additional $3.1 million of fees and a write off of $1.3 million of deferred financing fees were incurred in the prior period. This decrease was partially offset by a charge to interest expense of $2.1 million from a fair value increase in the purchase right liability to acquire the remaining equity interest of Frontier in the current period, as well as an increase in interest expense associated with higher outstanding debt that had a higher interest rate spread and LIBOR year over year.
Fluctuations in interest rates could impact interest expense in future periods.
Income Tax Expense-Income tax benefit was $3.0 million for the year ended September 30, 2022, compared to expense of $10.1 million in the prior year. The decrease in tax expense was primarily attributable to a reversal of the U.S.

valuation allowance, a benefit of $17.3 million, which was partially offset by an increase in foreign tax expense due to improved profitability in certain countries.

Net Income-Net income increased by $20.6 million, or 39.8%, to net income of $72.3 million for the year ended September 30, 2022, from $51.7 million in the prior year, as a result of the variances noted above.
Adjusted EBITDA-Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA increased $46.8 million, or 18.7%, to $297.7 million for the year ended September 30, 2022, from $250.9 million for the prior year, primarily driven by sales volume and related gross profit. See “Non-GAAP Reconciliations” in this Item 7 for a reconciliation of adjusted EBITDA to net income.
Segment Results

	Year Ended September 30,
	2022		2021
(In millions)		% of Total		% of Total	% Variance
Revenue
Integrated Solutions and Services	$1,184.5	68.2%	$959.9	65.5%	23.4%
Applied Product Technologies	552.6	31.8%	504.5	34.5%	9.5%
Total Consolidated	$1,737.1	100.0%	$1,464.4	100.0%	18.6%
Operating profit (loss)
Integrated Solutions and Services	$165.6	159.2%	$147.3	148.3%	12.4%
Applied Product Technologies	103.1	99.1%	82.9	83.5%	24.4%
Corporate	(164.7)	(158.3)%	(130.9)	(131.8)%	25.8%
Total Consolidated	$104.0	100.0%	$99.3	100.0%	4.7%
Adjusted EBITDA(1)
Integrated Solutions and Services	$259.0	87.0%	$219.3	87.4%	18.1%
Applied Product Technologies	119.7	40.2%	105.7	42.1%	13.2%
Corporate	(81.0)	(27.2)%	(74.1)	(29.5)%	9.3%
Total Consolidated	$297.7	100.0%	$250.9	100.0%	18.7%

(1)Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of segment adjusted EBITDA to segment operating profit (loss), its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in this, Item 7.

Integrated Solutions and Services
Revenue in the Integrated Solutions and Services segment increased $224.6 million, or 23.4%, to $1,184.5 million in the year ended September 30, 2022, from $959.9 million in the year ended September 30, 2021. The following tables provide the change in revenue by offering and the components that contributed to revenue growth during the years ended September 30, 2022 and 2021 for the Integrated Solutions and Services segment:

	Year Ended September 30,
	2022		2021		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:	$520.9	44.0%	$378.8	39.5%	$142.1	37.5%
Capital	304.9	25.8%	250.2	26.1%	54.7	21.9%
Aftermarket	216.0	18.2%	128.6	13.4%	87.4	68.0%
Revenue from services	663.6	56.0%	581.1	60.5%	82.5	14.2%
	$1,184.5	100.0%	$959.9	100.0%	$224.6	23.4%

(In millions)	$ Change	% Change
Year ended September 30, 2021 total revenue	$959.9	n/a
Organic	88.4	9.2%
Inorganic	137.1	14.3%
Foreign currency translation	(0.9)	(0.1)%
Year ended September 30, 2022 total revenue	$1,184.5	23.4%

Revenue growth due to organic revenue related to positive price realization and higher sales volume across service, capital and aftermarket in a variety of end markets. Service revenue was the largest contributor to organic revenue growth, with the largest growth coming from price realization, primarily in the light and general industry, chemical processing and mining, and life sciences end markets.
Operating profit in the Integrated Solutions and Services segment increased $18.3 million, or 12.4%, to $165.6 million in the year ended September 30, 2022, from $147.3 million in the year ended September 30, 2021.
Operating profit growth was driven by favorable price realization and sales volume. These increases were partially offset by operational variances, including material, fuel, and freight inflation, and labor inflation. Also, COVID-19 pandemic subsidies received from the Canadian government in the prior year did not reoccur in the current year. Employee related expenses increased due to inflation and sales incentive compensation.
Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA in the Integrated Solutions and Services segment increased $39.7 million, or 18.1%, to $259.0 million in the year ended September 30, 2022, compared to $219.3 million in the year ended September 30, 2021. The increase was driven by the same factors that impacted operating profit, other than the change in depreciation and amortization, and also excludes restructuring and other non-recurring activity. See “Non-GAAP Reconciliations” in this Item 7 for a reconciliation of segment adjusted EBITDA to segment operating profit.
Applied Product Technologies
Revenue in the Applied Product Technologies segment increased $48.1 million, or 9.5%, to $552.6 million in the year ended September 30, 2022, from $504.5 million in the year ended September 30, 2021. The following tables provide the change in revenue by offering and the components that contributed to revenue growth during the years ended September 30, 2022 and 2021 for the Applied Product Technologies segment:

	Year Ended September 30,
	2022		2021		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:	$531.6	96.2%	$482.2	95.6%	$49.4	10.2%
Capital	383.5	69.4%	365.8	72.5%	17.7	4.8%
Aftermarket	148.1	26.8%	116.4	23.1%	31.7	27.2%
Revenue from services	21.0	3.8%	22.3	4.4%	(1.3)	(5.8)%
	$552.6	100.0%	$504.5	100.0%	$48.1	9.5%

(In millions)	$ Change	% Change
Year ended September 30, 2021 total revenue	$504.5	n/a
Organic	61.0	12.1%
Inorganic	—	—%
Foreign currency translation	(12.9)	(2.6)%
Year ended September 30, 2022 total revenue	$552.6	9.5%
Revenue growth due to organic revenue related to improved price realization and higher volume, across all regions, particularly in the North America and Asia Pacific regions. Unfavorable foreign currency translation primarily affected the Europe, Middle East, and Africa region.

Operating profit in the Applied Product Technologies segment increased $20.2 million, or 24.4%, to $103.1 million in the year ended September 30, 2022, from $82.9 million in the year ended September 30, 2021.
The increase in operating profit was driven by price realization, higher sales volumes, and favorable mix across all regions and multiple product lines. These benefits were partially offset by unfavorable operational variances, including increased costs associated with logistics, labor, and material inflation and availability. Employee related expenses increased due to inflation and sales incentive compensation.
Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA in the Applied Product Technologies segment increased $14.0 million, or 13.2%, to $119.7 million in the year ended September 30, 2022, compared to $105.7 million in the year ended September 30, 2021. The increase was driven by the same factors that impacted operating profit, other than the change in depreciation and amortization, and also excludes restructuring and other non-recurring activity. See “Non-GAAP Reconciliations” in this Item 7 for a reconciliation of segment adjusted EBITDA to segment operating profit.
Corporate
Operating loss in Corporate increased $33.8 million, or 25.8%, to $164.7 million in the year ended September 30, 2022, from $130.9 million in the year ended September 30, 2021. The increase was primarily due to foreign currency translation losses in the current period, compared to foreign currency translation gains in the prior period, most of which is related to intercompany loans. Additionally, there were increased employment expenses, including share-based compensation. These were partially offset by lower costs associated with legal matters in the current year.

Non-GAAP Reconciliations
The following is a reconciliation of our Net income to EBITDA and adjusted EBITDA. See “How We Assess the Performance of Our Business” in this Item 7 for discussion on management’s definition and use of this non-GAAP financial measure.

	Year Ended September 30,
(In millions)	2022	2021	% Variance
Net income	$72.3	$51.7	39.8%
Income tax (benefit) expense	(3.0)	10.1	(129.7)%
Interest expense	34.7	37.5	(7.5)%
Operating profit	$104.0	$99.3	4.7%
Depreciation and amortization	127.6	113.7	12.2%
EBITDA	$231.6	$213.0	8.7%
Restructuring and related business transformation costs(a)	6.4	11.3	(43.4)%
Purchase accounting adjustment costs(b)	4.2	—	n/a
Share-based compensation(c)	23.5	17.7	32.8%
Transaction costs(d)	8.1	1.6	406.3%
Other losses (gains) and expenses(e)	23.9	7.3	227.4%
Adjusted EBITDA	$297.7	$250.9	18.7%
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

(b)Purchase accounting adjustment costs
Adjusted EBITDA is calculated prior to considering adjustments for the effect of the purchase accounting step-up in the value of inventory to fair value recognized in cost of goods sold as a result of the acquisition of the Mar Cor Business. See Note 4, “Acquisitions,” in Part II, Item 8 of this Report for further detail.
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
(ii)charges incurred by the Company related to product rationalization in its electrochlorination business;
(iii)amounts related to the sale of the Memcor product line;
(iv)expenses incurred by the Company as a result of the COVID-19 pandemic, including additional charges for personal protective equipment, increased costs for facility sanitization and one-time payments to certain employees;
(v)legal fees incurred in excess of amounts covered by the Company’s insurance related to securities litigation and SEC investigation matters; and
(vi)loss on divestiture of the Lange Product Line.

We do not present net income on a segment basis because we do not allocate interest expense or income tax benefit (expense) to our segments, making operating profit the most comparable GAAP metric. The following is a reconciliation of our segment EBITDA and segment adjusted EBITDA to segment operating profit, their most directly comparable financial measure presented in accordance with GAAP:

	Year Ended September 30,				$ Variance		% Variance
	2022		2021
	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies
Operating profit	$165.6	$103.1	$147.3	$82.9	$18.3	$20.2	12.4%	24.4%
Depreciation and amortization	83.8	13.9	70.6	14.4	13.2	(0.5)	18.7%	(3.5)%
EBITDA	249.4	117.0	217.9	97.3	$31.5	$19.7	14.5%	20.2%
Restructuring and related business transformation costs (a)	2.6	2.7	1.8	5.9	0.8	(3.2)	44.4%	(54.2)%
Purchase accounting adjustment costs (b)	4.2	—	—	—	4.2	—	n/a	n/a
Transaction costs (c)	2.8	—	(0.6)	(0.1)	3.4	0.1	(566.7)%	(100.0)%
Other (gains) losses and expenses (d)	—	—	0.2	2.6	(0.2)	(2.6)	(100.0)%	(100.0)%
Segment adjusted EBITDA	$259.0	$119.7	$219.3	$105.7	$39.7	$14.0	18.1%	13.2%

(a)Represents costs and expenses in connection with restructuring initiatives. Such expenses are primarily composed of severance, relocation, and facility consolidation costs.
(b)Represents adjustments for the effect of the purchase accounting step-up in the value of inventory to fair value recognized in cost of goods sold as a result of the acquisition of the Mar Cor Business, as well as other transaction related costs for acquisitions made in the current period.
(c)Represents costs associated with a change in the current estimate of certain acquisitions achieving their earn-out targets as well as other costs associated with acquisitions completed during the period.
(d)Other losses, (gains) and expenses as discussed above, distinct to our Integrated Solutions and Services and Applied Product Technologies segments include the following:
(i)trailing costs from the sale of the Memcor product line;
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

Our ability to fund our capital needs depends on our ongoing ability to generate cash from operations and access bank financing and the capital markets. In support of international operations, portions of our cash balances are held in various currencies and may be subject to foreign currency translation and other costs associated with repatriation, if necessary. Neither moderate increases in net working capital nor macroeconomic conditions have materially impacted our liquidity to date. In addition, we do not believe that our exposure to rising interest rates will have a material impact on our business, financial condition, results of operations, or prospects, and we plan to continue to evaluate aspects of our spending, including capital expenditures, discretionary spending, and strategic investments in fiscal 2023. We believe we are currently well-positioned to manage our business and have the ability and sufficient capacity to meet our cash requirements by using available cash, internally generated funds, and borrowing under the 2021 Revolving Credit Facility.
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with suppliers to optimize our terms and conditions, including occasionally extending payment terms. We also facilitate a voluntary supply chain finance program (the “program”) to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. A third party administers the program; our responsibility is limited to making payments on the terms originally negotiated with our supplier, regardless of whether the supplier sells its receivable to a financial institution. We do not enter into agreements with any of the participating financial institutions in connection with the program. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the program. The amounts settled through the program and paid to participating financial institutions were $92.9 million and $42.0 million in the year ended September 30, 2022 and 2021, respectively. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit to participating in the program.
We expect to continue to finance our liquidity requirements through internally generated funds and borrowings under the 2021 Revolving Credit Facility. We believe that our projected cash flows generated from operations, together with borrowings under the 2021 Revolving Credit Facility and other financing arrangements are sufficient to fund our short-term and long-term principal debt payments, interest expense, working capital needs, and expected capital expenditures. Our capital expenditures for the year ended September 30, 2022 and 2021 were $82.0 million and $75.3 million, respectively. However, our budgeted capital expenditures can vary from period to period based on the nature of capital intensive project awards. Our focus on customer outsourced water projects will continue to be a driver of capital expenditures. From time to time, we may enter into financing arrangements related to capital expenditures for equipment used to provide services to our customers. During the years ended September 30, 2022 and 2021, we entered into equipment financing arrangements totaling $36.4 million and $37.5 million, respectively. In addition, we may draw on the 2021 Revolving Credit Facility from time to time to fund or partially fund an acquisition.
As of September 30, 2022, we had total indebtedness of $890.7 million, including $469.1 million of term loan borrowings under the 2021 Credit Agreement, $151.3 million outstanding under the 2021 Revolving Credit Facility, $150.2 million outstanding under the Securitization Facility which includes $0.2 million of accrued interest and $120.2 million in borrowings related to equipment financing. We also had $9.3 million of letters of credit issued under our 2021 Revolving Credit Facility as of September 30, 2022.
As of September 30, 2022 and September 30, 2021, we were in compliance with the covenants contained in the 2021 Credit Agreement, including the 2021 Revolving Credit Facility.

2021 Credit Agreement
On April 1, 2021, EWT III entered into a Credit Agreement (the “2021 Credit Agreement”) among EWT III, as borrower, EWT II, as parent guarantor, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and ING Capital, LLC, as sustainability coordinator. The 2021 Credit Agreement provides for a multi-currency senior secured revolving credit facility in an aggregate principal amount not to exceed the U.S. dollar equivalent of $350.0 million (the “2021 Revolving Credit Facility”) and a discounted senior secured term loan (the “2021 Term Loan”) in the amount of $475.0 million (together with the 2021 Revolving Credit Facility, the “Senior Facilities”). The 2021 Credit Agreement also provides for a letter of credit sub-facility not to exceed $60.0 million.

The 2021 Credit Agreement contains customary representations, warranties, affirmative covenants, and negative covenants, including, among other things, a springing maximum first lien leverage ratio of 5.55 to 1.00. The Company did not exceed this ratio during the year ended September 30, 2022, does not anticipate exceeding this ratio during the year ending September 30, 2023, and therefore does not anticipate any additional repayments during the year ending September 30, 2023.
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
The Receivables Securitization Program contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the Receivables being sold by the Originators and securing the loans made by the Receivables Financing Lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. The Company was in compliance with all covenants during the year ended September 30, 2022, does not anticipate becoming noncompliant during fiscal 2023, and therefore, subject to collateral availability, does not anticipate any additional repayments during fiscal 2023.

Contractual Obligations
We enter into long‑term obligations and commitments in the normal course of business, primarily debt obligations and non‑cancelable operating leases. As of September 30, 2022, our contractual cash obligations over the next several periods were as follows:

(In millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long‑term debt obligations(a)	$890.7	$19.1	$187.4	$194.8	$489.4
Interest payments on long‑term debt obligations	139.8	33.7	55.5	39.1	11.5
Operating lease commitments(b)	64.4	17.0	27.5	15.1	4.8
Finance lease commitments(c)	41.8	14.2	20.4	7.0	0.2
Total	$1,136.7	$84.0	$290.8	$256.0	$505.9
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
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Year Ended September 30,
(In millions)	2022	2021	2020
Statement of Cash Flows Data
Net cash provided by operating activities	$181.4	$178.7	$177.0
Net cash (used in) provided by investing activities	(310.7)	(97.2)	12.0
Net cash provided by (used in) financing activities	125.5	(130.3)	(108.1)
Effect of exchange rate changes on cash	(8.4)	2.0	2.2
Change in cash and cash equivalents	$(12.2)	$(46.8)	$83.1

Operating Activities
Cash flows from operating activities can fluctuate significantly from period‑to‑period as working capital needs and the timing of payments for restructuring activities and other items impact reported cash flows.
Net cash provided by operating activities increased to $181.4 million in the year ended September 30, 2022 from $178.7 million in the year ended September 30, 2021.
•Operating cash flows in the year ended September 30, 2022 reflect an increase in net income of $20.7 million from the year ended September 30, 2021.
•The add back of non‑cash charges increased operating cash flows by $153.4 million for the year ended September 30, 2022 as compared to an increase to operating cash flows of $130.5 million for the year ended September 30, 2021, resulting in an increase of $22.9 million. This increase was primarily related to the add back of foreign currency losses in the current period, compared to the deduction of foreign currency gains in the prior period, as well as an increase in depreciation and amortization and share-based compensation expenses in the current period. This was partially offset by a reversal of the U.S. valuation allowance in the current period, which resulted in a decrease in add backs associated with deferred income taxes compared to the prior period. Non-cash changes also include amortization of deferred financing fees, gains and losses on sale of businesses, and gains and losses on sale of property, plant, and equipment.
•The aggregate of receivables, inventories, contract assets, accounts payable and contract billings used $32.6 million in operating cash flows in the year ended September 30, 2022 compared to the providing of $17.4 million in the prior year.
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
•The aggregate of the remaining assets and liabilities used $14.2 million in operating cash flows in the year ended September 30, 2022 compared to the use of $18.8 million in operating cash flows in the prior year, resulting in an increase to cash flows of $4.6 million. This is mainly due to timing of cash receipts on long-term receivables.
•Cash income taxes provided $2.4 million for the year end September 30, 2022, as compared to the use of $2.1 million during the prior year.

Investing Activities
Net cash used in investing activities was $310.7 million in the year ended September 30, 2022, as compared to net cash used in investing activities of $97.2 million in the year ended September 30, 2021, resulting in a net decrease to cash flow of $213.5 million as compared to the prior year period. This decrease was largely driven by cash outflow associated with the acquisitions of the Mar Cor Business, Smith Engineering, and Epicor, as well as the acquisitions of the remaining interest of Frontier and TWO in the current period as compared to the Ultrapure and WCSI acquisitions that occurred in the prior period. This decrease was also driven by higher cash outflow associated with purchase of capital assets compared to the prior period. Other activity related to purchases of intangible assets, proceeds from the sale of businesses, and proceeds from the sale of property, plant and equipment remained relatively consistent with the prior period.
Financing Activities
Net cash provided by financing activities increased $255.8 million to $125.5 million in the year ended September 30, 2022 from net cash used in financing activities of $130.3 million in the year ended September 30, 2021. The increase was primarily due to the debt refinancing activities that occurred in the prior period, as well as an increased issuance of debt compared to the prior period. This increase was partially offset by an increase of taxes paid related to net share settlements of share-based compensation awards compared to the prior period. Lastly, cash received from the issuance of common stock in connection with the exercise of stock options declined compared to the prior period.
Seasonality
For more information regarding how seasonality may impact our business, results of operations and financial condition, see Part I, Item 1A. “Risk Factors-Seasonality of sales and weather conditions may adversely affect, or cause volatility in, our financial results.”

Seasonal trends historically displayed by our business could be impacted by macroeconomic conditions, including supply chain disruption or recessionary conditions , and past performance should not be considered indicative of future results.
Off‑Balance Sheet Arrangements
We had the following outstanding under our credit arrangements at September 30, 2022 and September 30, 2021:

(In millions)	September 30, 2022	September 30, 2021
Letters of credit	$9.3	$10.1
Surety bonds	$134.0	$147.8
The longest maturity date of the letters of credit and surety bonds in effect as of September 30, 2022 was March 20, 2030.
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
Acquisitions and Purchase Price Allocation
We evaluate the inputs, processes and outputs of each asset acquired to determine if the transaction meets the definition of a business in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). Acquisitions that do not meet the definition of a business are accounted for as an asset acquisition. In asset acquisitions, we allocate the purchase price as well as other costs of acquisition, such as transaction costs, to tangible and identifiable intangible assets or liabilities based on the basis of relative fair values. No goodwill is recognized in an asset acquisition.
We record acquisitions that meet the definition of a business using the acquisition method of accounting in accordance with ASC 805, which requires that the assets acquired and liabilities assumed, including contingent consideration, be recorded at their respective fair values at the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill. The application of the acquisition method of accounting requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed, in order to properly allocate purchase price consideration. These assumptions and estimates include a market participant’s use of the asset and the appropriate discount rates for a market participant. Our estimates are based on historical experience, information obtained from members of management of the acquired companies and with the assistance of independent third-party appraisal firms. Significant assumptions and estimates include quoted market prices, carrying values, and expected future cash flows, which includes consideration of future growth rates and margins, attrition rates, future changes in technology and brand awareness, loyalty, and the appropriate weighted-average cost of capital and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unanticipated events and circumstances may occur which could affect the accuracy or validity of estimates used in purchase accounting. The purchase price allocation recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.
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
We believe these two approaches are appropriate valuation techniques and we generally weight the two resulting values equally as an estimate of a reporting unit's fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so. If market conditions change compared to those used in our market approach, or if actual future results of operations fall below the projections used in the DCF method, our goodwill could become impaired in the future. As a result of our goodwill impairment assessment, we have concluded that none of our goodwill was impaired as of September 30, 2022, and we do not believe the risk of impairment is significant at this time.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We have market risk exposure arising from changes in interest rates on our senior secured credit facilities, which bear interest at rates that are benchmarked against LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of September 30, 2022, a 1% increase or decrease in interest rates would decrease or increase income before income taxes by approximately $2.7 million, including the impact of interest rate swaps. By comparison, a 1% increase or decrease in interest rates would have decreased or increased income before income taxes by approximately $1.8 million, including the impact of interest rate swaps, as of September 30, 2021 based on our overall interest rate exposure to variable rate debt outstanding as of that date.
During the year ended September 30, 2022, the Company entered into two interest rate swaps to mitigate risk associated with variable rate equipment financings. The first of which has a notional amount of $31 million, an effective date of August 1, 2022 with a term of seven years and provides for a fixed rate of 5.25%. The second of which has a notional amount of $9 million, an effective date of January 3, 2023 with a term of seven years and provides for a fixed rate of 5.74%. As of September 30, 2022 and 2021 the total notional amount of interest rate swaps was $540 million and $500 million, respectively.
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
Additionally, we are subject to foreign exchange translation risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. Dollar. At this time the Company’s translation risk is primarily concentrated in the exchange rate between the U.S. Dollar and the Euro due to intercompany loans denominated in Euro used to facilitate the capital requirements of our non-U.S. subsidiaries. As the U.S. Dollar strengthens against the Euro, income will generally be negatively impacted, and as the U.S. Dollar weakens, income will generally be positively impacted. At this time these are non-cash impacts. We manage our worldwide cash requirements in accordance with availability in multiple jurisdictions and effectiveness with which those funds can be accessed. As a result, we may access cash from among international subsidiaries and the U.S. when it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities and reassess whether there is a need to repatriate funds held internationally to support our U.S. operations. Accordingly, we do not expect translation risk to have a material economic impact on our financial positions or results of operations. Based on our overall foreign currency translation risk exposure related to intercompany loans denominated in Euro as of September 30, 2022, a 1% increase or decrease in the Euro to U.S. Dollar exchange rate would decrease or increase income (loss) before income taxes by approximately $0.9 million. By comparison, a 1% increase or decrease in the Euro to U.S. Dollar exchange rate would have decreased or increased income (loss) before income taxes by approximately $1.0 million as of September 30, 2021.
Equity Price Risk
We are exposed to variability in compensation charges related to certain deferred compensation obligations to employees. Equity price movements affect the compensation expense as certain investments made by our employees in the deferred compensation plan are revalued. Although not designated as accounting hedges, we utilize derivatives such as total return swaps to economically hedge a portion of this exposure and offset the related compensation expense. As of September 30, 2022 and 2021, the notional amount of the total return swaps was $5.6 million and $4.5 million, respectively.

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Evoqua Water Technologies Corp.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evoqua Water Technologies Corp. (the Company) as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity and changes in cash flows for each of the three years in the period ended September 30, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a)1 to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 16, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Valuation of customer relationships intangible assets in the acquisition of the Mar Cor Business

Description of the Matter
As more fully described in Note 4 to the consolidated financial statements, on January 3, 2022 the Company completed its acquisition of the Mar Cor Business for a total purchase price of $196.3 million. The acquisition of the Mar Cor Business was accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed to be recognized at their respective fair values as of the acquisition date.
Auditing the Company’s accounting for its acquisition of the Mar Cor Business was complex due to the higher estimation uncertainty involved in estimating the fair value of certain customer relationships intangible assets. The Company used the income approach through a discounted cash flow analysis to value the customer relationships intangible assets. The significant assumptions used to estimate the fair value of the customer relationships intangible assets were revenue growth and EBITDA margin. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over its accounting for the acquisition of the Mar Cor Business. For example, we tested controls that address the risks of material misstatement relating to the valuation of the customer relationships intangible assets, including management’s review of the method and significant assumptions used to develop such estimates.
To test the estimated fair value of the acquired customer relationships intangible assets, our audit procedures included, among others, evaluating the valuation methodology used, evaluating the significant assumptions discussed above, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For the revenue growth and EBITDA margin assumptions, we compared the financial projections to current industry and economic trends, the historical and post-acquisition financial performance of the Mar Cor Business and the Company’s history with projections. We also performed sensitivity analyses to evaluate the changes in the fair value of the customer relationships intangible assets that would result from changes in the significant assumptions. We involved our valuation specialist to assist in evaluating the methodology used to estimate the fair value of the customer relationships intangible assets.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Pittsburgh, Pennsylvania
November 16, 2022

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Evoqua Water Technologies Corp.
Opinion on Internal Control over Financial Reporting
We have audited Evoqua Water Technologies Corp.’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Evoqua Water Technologies Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Mar Cor Business and Smith Engineering, which are included in the 2022 consolidated financial statements of the Company and constituted 11% of total assets as of September 30, 2022 and 7.7% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Mar Cor Business and Smith Engineering.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity and changes in cash flows for each of the three years in the period ended September 30, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a)1 to the consolidated financial statements and our report dated November 16, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
November 16, 2022

Evoqua Water Technologies Corp.
Consolidated Balance Sheets
(In thousands)

	September 30, 2022	September 30, 2021
ASSETS
Current assets	$831,389	$678,458
Cash and cash equivalents	134,005	146,244
Receivables, net	305,712	277,995
Inventories, net	229,351	158,503
Contract assets	102,123	72,746
Prepaid and other current assets	59,971	21,871
Income tax receivable	227	1,099
Property, plant, and equipment, net	405,289	374,988
Goodwill	473,572	407,376
Intangible assets, net	317,733	290,075
Deferred income taxes, net of valuation allowance	5,841	8,285
Operating lease right-of-use assets, net	53,540	45,521
Other non‑current assets	103,499	64,188
Total assets	$2,190,863	$1,868,891
LIABILITIES AND EQUITY
Current liabilities	$483,716	$405,989
Accounts payable	213,518	164,535
Current portion of debt, net of deferred financing fees and discounts	17,266	12,775
Contract liabilities	62,439	55,883
Product warranties	6,740	8,138
Accrued expenses and other liabilities	178,272	160,367
Income tax payable	5,481	4,291
Non‑current liabilities	$997,054	$880,683
Long‑term debt, net of deferred financing fees and discounts	863,534	730,430
Product warranties	3,465	2,966
Obligation under operating leases	43,961	37,935
Other non‑current liabilities	69,889	92,909
Deferred income taxes	16,205	16,443
Total liabilities	$1,480,770	$1,286,672
Commitments and Contingent Liabilities (Note 22)
Shareholders’ equity
Common stock, par value $0.01: authorized 1,000,000 shares; issued 123,411 shares, outstanding 121,747 at September 30, 2022; issued 122,173 shares, outstanding 120,509 at September 30, 2021	1,235	1,223
Treasury stock: 1,664 shares at September 30, 2022 and 1,664 shares at September 30, 2021	(2,837)	(2,837)
Additional paid‑in capital	607,748	582,052
Retained earnings (deficit)	61,016	(11,182)
Accumulated other comprehensive income, net of tax	42,931	11,415
Total Evoqua Water Technologies Corp. equity	$710,093	$580,671
Non‑controlling interest	—	1,548
Total shareholders’ equity	$710,093	$582,219
Total liabilities and shareholders’ equity	$2,190,863	$1,868,891
See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.
Consolidated Statements of Operations
(In thousands except per share data)

	Year Ended September 30,
	2022	2021	2020
Revenue from product sales	$1,052,488	$861,026	$839,857
Revenue from services	684,588	603,403	589,599
Revenue from product sales and services	$1,737,076	$1,464,429	$1,429,456
Cost of product sales	(740,464)	(607,693)	(588,264)
Cost of services	(460,633)	(399,384)	(391,389)
Cost of product sales and services	$(1,201,097)	$(1,007,077)	$(979,653)
Gross profit	$535,979	$457,352	$449,803
General and administrative expense	(260,550)	(206,455)	(192,597)
Sales and marketing expense	(161,303)	(143,110)	(136,167)
Research and development expense	(15,442)	(13,445)	(13,198)
Total operating expenses	$(437,295)	$(363,010)	$(341,962)
Other operating income	5,726	5,743	61,662
Other operating expense	(417)	(768)	(1,055)
Income before interest expense and income taxes	$103,993	$99,317	$168,448
Interest expense	(34,680)	(37,575)	(46,682)
Income before income taxes	$69,313	$61,742	$121,766
Income tax benefit (expense)	3,030	(10,080)	(7,371)
Net income	$72,343	$51,662	$114,395
Net income attributable to non‑controlling interest	145	180	746
Net income attributable to Evoqua Water Technologies Corp.	$72,198	$51,482	$113,649
Basic income per common share	$0.60	$0.43	$0.97
Diluted income per common share	$0.58	$0.42	$0.94
See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended September 30,
	2022	2021	2020
Net income	$72,343	$51,662	$114,395
Other comprehensive income (loss)
Foreign currency translation adjustments	(9,370)	21,672	(2,830)
Unrealized derivative gain (loss) on cash flow hedges, net of tax	35,188	7,293	(4,717)
Change in pension liability, net of tax	5,698	2,922	79
Total other comprehensive income (loss)	$31,516	$31,887	$(7,468)
Less: Comprehensive income attributable to non‑controlling interest	(145)	(180)	(746)
Comprehensive income attributable to Evoqua Water Technologies Corp.	$103,714	$83,369	$106,181
See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.
Consolidated Statements of Changes in Equity
(In thousands)

	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at September 30, 2019	116,008	$1,154	1,664	$(2,837)	$552,422	$(174,976)	$(13,004)	$3,063	$365,822
Cumulative effect of adoption of new accounting standards	—	—	—	—	—	(1,337)	—	—	(1,337)
Equity based compensation expense	—	—	—	—	10,509	—	—	—	10,509
Issuance of common stock, net	3,478	35	531	—	18,892	—	—	—	18,927
Stock repurchases	—	—	—	—	—	—	—	—	—
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(1,890)	(1,890)
Divestiture of Memcor product line	—	—	—	—	(16,895)	—	—	—	(16,895)
Net income	—	—	—	—	—	113,649	—	746	114,395
Other comprehensive loss	—	—	—	—	—	—	(7,468)	—	(7,468)
Balance at September 30, 2020	119,486	$1,189	2,195	$(2,837)	$564,928	$(62,664)	$(20,472)	$1,919	$482,063
Equity based compensation expense	—	—	—	—	15,524	—	—	—	15,524
Issuance of common stock, net	2,687	34	(531)	—	1,600	—	—	—	1,634
Stock repurchases	—	—	—	—	—	—	—	—	—
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(551)	(551)
Net income	—	—	—	—	—	51,482	—	180	51,662
Other comprehensive income	—	—	—	—	—	—	31,887	—	31,887
Balance at September 30, 2021	122,173	$1,223	1,664	$(2,837)	$582,052	$(11,182)	$11,415	$1,548	$582,219
Equity based compensation expense	—	—	—	—	22,104	—	—	—	22,104
Issuance of common stock, net	1,238	12	—	—	3,592	—	—	—	3,604
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(100)	(100)
Acquisition of non-controlling interest	—	—	—	—	—	—	—	(1,593)	(1,593)
Net income	—	—	—	—	—	72,198	—	145	72,343
Other comprehensive income	—	—	—	—	—	—	31,516	—	31,516
Balance at Balance at September 30, 2022	123,411	$1,235	1,664	$(2,837)	$607,748	$61,016	$42,931	$—	$710,093
See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended September 30,
	2022	2021	2020
Operating activities
Net income	$72,343	$51,662	$114,395
Reconciliation of net income to cash flows provided by operating activities:
Depreciation and amortization	127,570	113,664	107,268
Amortization of deferred financing fees (includes $0, $1,333, and $1,795 write off of deferred financing fees)	1,866	3,280	4,026
Deferred income taxes	(15,018)	(2,363)	(1,234)
Share-based compensation	22,104	15,524	10,509
(Gain) loss on sale of property, plant, and equipment	(1,681)	1,287	950
(Gain) loss on sale of business	(193)	193	(68,051)
Foreign currency exchange losses (gains) on intercompany loans and other non-cash items	18,778	(1,094)	(8,202)
Changes in assets and liabilities
Accounts receivable	(9,821)	(13,281)	(6,844)
Inventories	(42,560)	(15,985)	(7,604)
Contract assets	(30,857)	8,426	(4,136)
Prepaids and other current assets	(13,173)	260	2,088
Accounts payable	43,132	9,824	8,017
Accrued expenses and other liabilities	13,943	21,881	22,078
Contract liabilities	7,497	28,447	(12,556)
Income taxes	2,440	(2,091)	592
Other non‑current assets and liabilities	(14,968)	(40,929)	15,730
Net cash provided by operating activities	$181,402	$178,705	$177,026
Investing activities
Purchase of property, plant, and equipment	$(82,045)	$(75,293)	$(88,456)
Purchase of intangibles	(3,281)	(3,780)	(6,529)
Proceeds from sale of property, plant, and equipment	3,553	2,041	1,191
Proceeds from sale of business, net of cash of $0, $0, and $12,117	356	897	118,894
Acquisitions, net of cash received $411, $0, and $0	(229,277)	(21,037)	(13,108)
Net cash (used in) provided by investing activities	$(310,694)	$(97,172)	$11,992
Financing activities
Issuance of debt, net of deferred issuance costs	$263,396	$761,915	$21,959
Borrowings under credit facility	—	—	2,597
Repayment of debt	(127,667)	(898,024)	(117,131)
Repayment of finance lease obligation	(13,356)	(13,396)	(13,441)
Payment of earn-out related to previous acquisitions	—	(170)	(470)
Proceeds from issuance of common stock	9,556	21,205	10,091
Taxes paid related to net share settlements of share-based compensation awards	(6,281)	(1,323)	(9,832)
Distribution to non‑controlling interest	(100)	(551)	(1,890)
Net cash provided by (used in) financing activities	$125,548	$(130,344)	$(108,117)
Effect of exchange rate changes on cash	(8,495)	2,054	2,219
Change in cash and cash equivalents	$(12,239)	$(46,757)	$83,120
Cash and cash equivalents
Beginning of period	146,244	193,001	109,881
End of period	$134,005	$146,244	$193,001
See accompanying notes to these Consolidated Financial Statements

Evoqua Water Technologies Corp.
Supplemental Disclosure of Cash Flow Information
(In thousands)

	Year Ended September 30,
	2022	2021	2020
Supplemental disclosure of cash flow information
Cash paid for taxes	$9,883	$14,194	$8,427
Cash paid for interest	$27,562	$26,502	$38,680
Non‑cash investing and financing activities
Accrued earn-out related to acquisitions	$—	$—	$204
Finance lease transactions	$14,531	$14,351	$12,600
Operating lease transactions	$22,864	$12,894	$23,727
Option and Purchase Right	$—	$8,305	$7,739
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
The Business
EWT provides a wide range of product brands and advanced water and wastewater treatment systems and technologies, as well as mobile and emergency water supply solutions and service contract options through its branch network. Headquartered in Pittsburgh, Pennsylvania, EWT is a multinational corporation with operations in the United States (“U.S.”), Canada, the United Kingdom (“UK”), the Netherlands, Germany, Australia, the People’s Republic of China, Singapore, and India.
The Company is organizationally structured into two reportable operating segments for the purpose of making operational decisions and assessing financial performance: (i) Integrated Solutions and Services and (ii) Applied Product Technologies.
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) from the accounting records of the Company and reflect the consolidated financial position and results of operations for the fiscal years ended September 30, 2022, 2021 and 2020. Unless otherwise specified, references in this section to a year refer to its fiscal year. All intercompany transactions have been eliminated. Unless otherwise specified, all dollar and share amounts in this section are referred to in thousands. Certain prior period amounts have been reclassified to conform to the current period presentation. The Company’s fiscal year ends on September 30 of each year and references in this section to a year refer to the Company’s fiscal year. As such, references to: 2022 relates to the fiscal year ended September 30, 2022, 2021 relates to the fiscal year ended September 30, 2021 and 2020 relates to the fiscal year ended September 30, 2020.
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
Acquisitions
The Company evaluates the inputs, processes and outputs of each asset acquired to determine if the transaction meets the definition of a business in accordance with Accounting Standards Codification (“ASC”) Topic No. 805, Business Combinations (“ASC 805”). Acquisitions that do not meet the definition of a business are accounted for as an asset acquisition. In asset acquisitions, the Company allocates the purchase price as well as other costs of acquisition, such as transaction costs, to tangible and identifiable intangible assets or liabilities based on the basis of relative fair values. This cost accumulation model is unique to asset acquisitions and differs from business combinations as there is no goodwill recognized.
Acquisitions that meet the definition of a business are recorded using the acquisition method of accounting. The purchase price of acquisitions is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. The excess of the acquisition price over those estimated fair values is recorded as goodwill. Changes to the acquisition date preliminary fair values prior to the expiration of the measurement period, a period not to exceed 12 months from date of acquisition, are recorded as an adjustment to the associated goodwill. Contingent consideration resulting from acquisitions is recorded at its estimated fair value on the acquisition date. These obligations are revalued during each subsequent reporting period and changes in the fair value of the contingent consideration obligations can result from adjustments in the probability of achieving future development steps, sales targets and profitability and are recorded in General and administrative expenses in the Consolidated Statements of Operations. Acquisition-related expenses and restructuring costs, if any, are recognized separately from the business combination and are expensed as incurred.
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
The recording of assets recognized from the costs to obtain and fulfill customer contracts primarily relate to the deferral of sales commissions. The Company’s costs incurred to obtain or fulfill a contract with a customer are classified as non-current assets and amortized to expense over the period of benefit of the related revenue. These costs are recorded within Cost of product sales and services. The amount of contract costs was insignificant at September 30, 2022.
The Company offers standard warranties that generally do not represent a separate performance obligation. In certain instances, a warranty is obtained separately from the original equipment sale or the warranty provides incremental services and as such is treated as a separate performance obligation.
Variable consideration in contracts for the years ended September 30, 2022 and 2021 was insignificant.
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
The Company accounts for derivatives and hedging activities in accordance with ASC Topic No. 815, Derivatives and Hedging (“Topic No. 815”). As required by Topic No. 815, the Company records all derivatives on the Consolidated Balance Sheets at fair value and adjusts to market on a quarterly basis. Changes in the fair value of derivatives are recorded in earnings or Accumulated other comprehensive income, net of tax (“AOCI”), based on whether the instrument is designated and effective as a hedge transaction. Gains and losses on derivative instruments recorded to AOCI are reclassified to earnings in the period the hedged item affects earnings.

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
Foreign Currency Translation and Transactions
The functional currency for the international subsidiaries is the local currency. Assets and liabilities are translated into U.S. dollars using current rates of exchange, with the resulting translation adjustments recorded in Accumulated other comprehensive income, net of tax within shareholders’ equity. Revenue and expenses are translated at the weighted‑average exchange rate for the period, with the resulting translation adjustments recorded in the Consolidated Statements of Operations.
Foreign currency translation losses (gains), mainly related to intercompany loans, which aggregated $18,712, $(927) and $(8,216) for the years ended September 30, 2022, 2021 and 2020, respectively, are primarily included in General and administrative expenses in the Consolidated Statements of Operations.
Research and Development Costs
Research and development costs are expensed as incurred.
Equity‑based Compensation
The Company measures the cost of awards of equity instruments to employees based on the grant‑date fair value of the award. The grant‑date fair value of a non-qualified stock option is determined using the Black‑Scholes model. The grant-date fair value of restricted stock unit awards is determined using the closing price of the Company’s common stock on date of grant. For performance share units, performance metrics are valued using the grant-date fair value and the market conditions are valued using a Monte Carlo simulation. Compensation costs resulting from equity-based payment transactions are recognized primarily within General and administrative expenses, at fair value over the requisite vesting period on a straight-line basis.
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
Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In September 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which enhances transparency about an entity’s use of supplier finance programs by requiring quarterly and annual disclosures about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts annually, and a description of where in the financial statements outstanding amounts are presented. The guidance is effective for fiscal years beginning after December 15, 2022. The Company is currently assessing the impact of adoption on the Company’s Consolidated Financial Statements and related disclosures.
In October 2021, the “FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends Accounting Standards Codification (“ASC”) 805 to require an acquirer to, at the date of acquisition, recognize and measure contract assets and contract liabilities acquired in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”), as if the entity had originated the contracts, rather than adjust them to fair value at the acquisition date. The guidance is effective for fiscal years beginning after December 15, 2022 and is to be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is currently assessing the impact of adoption on the Company’s Consolidated Financial Statements and related disclosures.
Accounting Pronouncements Recently Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and also issued subsequent amendments to the initial guidance (collectively, “Topic 848”). Topic 848 became effective immediately and expires on December 31, 2022. Topic 848 allows eligible contracts that are modified to be accounted for as a continuation of those contracts, permits companies to preserve their hedge accounting during the transition period and enables companies to make a one-time election to transfer or sell held-to-maturity debt securities that are affected by rate reform. Topic 848 provides optional expedients and exceptions for contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform if certain criteria are met. The Company adopted Topic 848 during the year ended September 30, 2022 and the adoption did not have a material impact on the Company’s Consolidated Financial Statements and related disclosures.
3. Variable Interest Entities
Treated Water Outsourcing (“TWO”) was a joint venture between the Company and Nalco Water, an Ecolab company, in which the Company held a 50% partnership interest. The Company acquired the remaining partnership interest in TWO from Nalco Water on April 1, 2022. See Note 4, “Acquisitions and Divestitures” for further discussion. Prior to acquisition, the Company was obligated to absorb all risk of loss up to 100% of the joint venture partner’s equity. As such, the Company fully consolidated TWO as a variable interest entity (“VIE”) under ASC Topic No. 810, Consolidation.

The following provides a summary of TWO’s balance sheet as of September 30, 2021 and summarized financial information for the fiscal years ended September 30, 2022, 2021 and 2020. As a result of the acquisition of the remaining partnership interest in TWO on April 1, 2022, there is no summarized balance sheet as of September 30, 2022.

September 30, 2021
Current assets (includes cash of $1,380)	$3,202
Property, plant, and equipment	903
Goodwill	2,206
Total liabilities	(1,009)

	Year Ended September 30,
	2022	2021	2020
Total revenue	$1,641	$3,315	$5,944
Total operating expenses	(1,440)	(2,922)	(4,519)
Income from operations	$201	$393	$1,425
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
The following provides a summary of Frontier’s balance sheet as of September 30, 2021, and summarized financial information for the fiscal years ended September 30, 2022, 2021 and 2020. As a result of the acquisition of the remaining equity interest in Frontier on April 1, 2022, there is no summarized balance sheet as of September 30, 2022.

September 30, 2021
Current assets (includes cash of $2,095)	$12,495
Property, plant, and equipment	2,113
Goodwill	1,798
Intangible assets, net	8,265
Total liabilities	(9,425)

	Year Ended September 30,
	2022	2021	2020
Total revenue	$13,363	$14,340	$5,365
Total operating expenses	(12,135)	(14,362)	(8,219)
Income (loss) from operations	$1,228	$(22)	$(2,854)

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
2022 Acquisitions
On July 15, 2022, the Company completed the acquisition of Epicor, Inc. (“Epicor”) for $4,339 cash paid at closing. Epicor has supplied specialty resins for power steam system treatment for fifty years. The resins provide a cost-effective and efficient method for creating and maintaining a continual supply of ultra-pure water for power plants. The acquisition of Epicor did not meet the definition of a business under ASC 805, and as such was accounted for as an asset acquisition. During the year ended September 30, 2022, the Company incurred approximately $172 in acquisition costs, which due to the inconsequential amount, the Company elected to include in General and administrative expense on the Consolidated Statements of Operations. Epicor is included within the Integrated Solutions and Services segment. The table below summarizes the Company’s allocation of the purchase price to the individual assets acquired based on their relative fair values using the cost accumulation and allocation model.

Other current assets	$40
Property, plant, and equipment, net	116
Intangible assets, net	4,281
Other non-current assets	472
Total assets acquired	$4,909
Current liabilities	(456)
Non-current liabilities	(114)
Total liabilities assumed	$(570)
Net assets acquired	$4,339
On July 1, 2022, the Company completed the acquisition of Smith Engineering, Inc. (“Smith Engineering”) for $18,878 cash paid at closing, of which $2,895 was paid into an escrow account. Smith Engineering is a leader in the design, manufacturing, and service of custom high purity water treatment equipment serving the biotech/pharmaceutical, data center, food and beverage, healthcare, medical device, and microelectronics markets. With over 1,200 customers in North America, Smith Engineering offers a variety of water treatment products and services, including filtration, UV, reverse osmosis, and deionization. During the year ended September 30, 2022, the Company incurred approximately $421 in acquisition costs, which are included in General and administrative expense on the Consolidated Statements of Operations. Smith Engineering is included within the Integrated Solutions and Services segment.
The acquisition of Smith Engineering has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. Due to the timing of the business combination and the nature of the net assets acquired, at September 30, 2022, the valuation process to determine fair values is not complete and further adjustments are expected in fiscal year 2023. Smith Engineering business's assets and liabilities were measured at estimated fair values at September 30, 2022 primarily using Level 3 inputs. Estimates of fair value represent the Company’s best estimate of assumptions about future events and uncertainties, including significant judgments related to future cash flows, discount rates, margin and revenue growth assumptions including customer attrition rates and others. Inputs used were generally obtained from historical data supplemented by current and anticipated market conditions and growth rates expected as of the acquisition date. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price allocation adjustments will be recorded during the measurement period, but no later than one year from the date of the acquisition.

The preliminary fair value of assets acquired and liabilities assumed were as follows:

Receivables, net	$2,501
Inventories, net	1,345
Other current assets	937
Property, plant, and equipment, net	532
Goodwill	7,820
Intangible assets, net	9,815
Other non-current assets	796
Total assets acquired	$23,746
Current liabilities	(1,834)
Non-current liabilities	(3,034)
Total liabilities assumed	$(4,868)
Net assets acquired	$18,878
On April 1, 2022, the Company acquired the remaining 32% interest in Frontier from the Minority Owners for a purchase price of $10,396 making Frontier a wholly-owned subsidiary of the Company. This followed the Company’s initial acquisition of a 60% equity interest in Frontier in October 2019 and the Company’s acquisition of an additional 8% equity interest in Frontier in April 2021. The total amount paid for the acquisition of Frontier, including those amounts paid in prior periods, was $22,771.
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
The Purchase Price includes a $12,300 earn out, which is being held in escrow and will be paid, pro rata, to the Sellers if the Mar Cor Business meets certain sales performance goals through December 31, 2022 (the “Earn Out”). Any portion of the Earn Out not paid to the Sellers during the first year following closing of the Transaction will be returned to the Buyer. A Monte Carlo simulation was performed to determine the fair value of an Earn Out asset for the amount expected to be received back from escrow based on the forecasted achievement of the sales performance goals associated with the Earn Out as of the acquisition date. See Note 6, Fair Value Measurements, for further discussion. In addition, approximately $12,965 of the Purchase Price was placed into an escrow account, of which $9,815 is to secure general indemnification claims against the Sellers and $3,150 is for net working capital adjustments. During the year ended September 30, 2022, the Company incurred approximately $4,865 in acquisition costs, which are included in General and administrative expense on the Consolidated Statements of Operations.

The acquisition of the Mar Cor Business has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. The preliminary purchase price allocation included $57,094 of acquired intangible assets, of which $42,181 was assigned to customer relationships and $14,913 was assigned to trade name, developed technology and know-how. The preliminary fair value of the identifiable intangible assets has been estimated using the income approach through a discounted cash flow analysis. The cash flows are based on estimates used to price the Mar Cor Business acquisition, and the discount rates applied were benchmarked with reference to the implied rate of return to the Company’s pricing model and the weighted-average cost of capital. Additionally, the significant assumptions used to determine the fair value of the customer relationships intangible assets were revenue growth and EBITDA margin. These significant assumptions are forward-looking and could be affected by future economic and market conditions. The customer relationship intangible assets are subject to useful lives ranging from 3 to 9 years, and trade name, developed technology and know-how intangible assets are subject to useful lives of 15, 4 and 9 years, respectively. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. These preliminary estimates are subject to revision during the measurement period as additional analyses are performed and third-party valuations are finalized, and these differences could have a material impact on the accounting for the business combination.

Receivables, net	$21,275
Inventories, net	32,350
Earn Out asset	7,824
Other current assets	1,844
Property, plant, and equipment, net	19,150
Goodwill	68,754
Intangible assets, net	57,094
Other non-current assets	7,694
Total assets acquired	$215,985
Current liabilities	(15,467)
Non-current liabilities	(5,542)
Total liabilities assumed	$(21,009)
Net assets acquired	$194,976
2022 Divestitures
On January 31, 2022, the Company completed the divestiture of the resin regeneration assets in Germany (the “Germany Regen Business”) for $356 in cash at closing, resulting in a gain of $193 recognized on the sale, which is included in Other operating income on the Consolidated Statements of Operations. The Germany Regen Business was a part of the Applied Product Technologies segment.
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

The opening balance sheet for WCSI is summarized as follows:

Current assets	$1,813
Property, plant, and equipment	221
Goodwill	4,340
Intangible assets, net	7,336
Other non-current assets	86
Total assets acquired	$13,796
Liabilities assumed	$(1,792)
Net assets acquired	$12,004
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
The opening balance sheet for Ultrapure is summarized as follows:

Current assets	$2,366
Property, plant, and equipment	963
Goodwill	2,836
Intangible assets, net	3,751
Other non-current assets	21
Total assets acquired	$9,937
Liabilities assumed	$(904)
Net assets acquired	$9,033
2021 Divestitures
On March 1, 2021, the Company completed the divestiture of the Lange containment system, geomembrane and geosynthetic liner product line (the “Lange Product Line”) for $897 in cash at closing. The Lange Product Line was a part of the Integrated Solutions and Services segment. During the year ended September 30, 2021, the Company recognized a loss of $193 on the divestiture, which is included in Other operating expense on the Consolidated Statements of Operations.

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
Information regarding the source of revenue:

	Year Ended September 30,
	2022	2021	2020
Revenue from contracts with customers recognized under Topic 606	$1,555,565	$1,274,096	$1,279,772
Other(1)	181,511	190,333	149,684
Total	$1,737,076	$1,464,429	$1,429,456
(1)     Other revenue relates to revenue recognized pursuant to ASU 2016-02, Leases (Topic 842), primarily attributable to long term rentals.
Information regarding revenue disaggregated by segment and source of revenue is as follows:

	Year Ended September 30,
	2022	2021	2020
Integrated Solutions and Services
Revenue from capital projects	$304,925	$250,187	$257,528
Revenue from aftermarket	215,972	128,585	119,051
Revenue from service	663,580	581,114	567,603
Total	$1,184,477	$959,886	$944,182
Applied Product Technologies
Revenue from capital projects	$383,473	$365,791	$335,227
Revenue from aftermarket	148,118	116,463	128,051
Revenue from service	21,008	22,289	21,996
Total	$552,599	$504,543	$485,274
Total Revenue
Revenue from capital projects	$688,398	$615,978	$592,755
Revenue from aftermarket	364,090	245,048	247,102
Revenue from service	684,588	603,403	589,599
Total	$1,737,076	$1,464,429	$1,429,456

Information regarding revenue disaggregated by geographic area is as follows:

	Year Ended September 30,
	2022	2021	2020
United States	$1,431,095	$1,174,474	$1,164,634
Asia	129,981	113,316	77,253
Europe	108,271	113,559	108,139
Canada	54,935	49,952	65,223
Australia	12,794	13,128	14,207
Total	$1,737,076	$1,464,429	$1,429,456
Performance Obligations
The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations if the product has an alternative use and the Company does not have an enforceable right to payment for the performance completed to date, including a normal profit margin, in the event of termination for convenience. The Company maintains a backlog of confirmed orders of approximately $377,091 at September 30, 2022. This backlog represents the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that the majority of these performance obligations will be satisfied within the next twelve to twenty-four months.

Contract Balances
The tables below provide a roll-forward of contract assets and contract liabilities balances for the periods presented:

	Year Ended September 30,
Contract assets(a)	2022	2021
Balance at beginning of period	$72,746	$80,759
Recognized in current period	401,825	316,864
Reclassified to accounts receivable	(368,936)	(325,405)
Foreign currency	(3,512)	528
Balance at end of period	$102,123	$72,746
(a)     Excludes receivable balances which are disclosed on the Consolidated Balance Sheets.

	Year Ended September 30,
Contract Liabilities	2022	2021
Balance at beginning of period	$55,883	$26,259
Recognized in current period	370,375	349,046
Amounts in beginning balance reclassified to revenue	(44,313)	(25,523)
Current period amounts reclassified to revenue	(319,513)	(294,033)
Foreign currency	7	134
Balance at end of period	$62,439	$55,883
6. Fair Value Measurements
As of September 30, 2022 and 2021, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying values due to the short maturity of these items.

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

	Net Asset Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2022
Assets:
Pension plan
Cash	$—	$40	$—	$—
Global Multi-Asset Fund	11,632	—	—	—
Government Securities	3,343	—	—	—
Liability Driven Investment	928	—	—	—
Guernsey Unit Trust	2,048	—	—	—
Global Absolute Return	1,299	—	—	—
Deferred compensation plan assets
Cash	—	902	—	—
Mutual Funds	—	12,330	—	—
Earn-out assets related to acquisitions	—	—	—	11,597
Interest rate swaps	—	—	49,952	—
Foreign currency forward contracts	—	—	507	—
Liabilities:
Pension plan	—	—	(26,654)	—
Deferred compensation plan liabilities	—	—	(20,081)	—
Total return swaps—deferred compensation	—	—	(632)	—
Long‑term debt	—	—	(884,517)	—
Foreign currency forward contracts	—	—	(872)	—
Commodity swaps	—	—	(7)	—

As of September 30, 2021
Assets:
Pension plan
Cash	$—	$831	$—	$—
Global Multi-Asset Fund	15,244	—	—	—
Government Securities	5,158	—	—	—
Liability Driven Investment	2,793	—	—	—
Guernsey Unit Trust	2,387	—	—	—
Global Absolute Return	2,225	—	—	—
Deferred compensation plan assets
Cash	—	1,251	—	—
Mutual Funds	—	17,806	—	—
Interest rate swaps	—	—	3,127	—
Foreign currency forward contracts	—	—	24	—
Liabilities:
Pension plan	—	—	(46,013)	—
Deferred compensation plan liabilities	—	—	(24,382)	—
Total return swaps—deferred compensation	—	—	(130)	—
Long‑term debt	—	—	(752,988)	—
Interest rate swaps	—	—	(303)	—
Foreign currency forward contracts	—	—	(102)	—
Commodity swaps	—	—	(19)	—
Earn-out liabilities related to acquisitions	—	—	—	(150)
Purchase Right	—	—	—	(8,305)

The pension plan assets and liabilities and deferred compensation assets and liabilities are included in other non-current assets and other non-current liabilities on the Consolidated Balance Sheets at September 30, 2022 and 2021. The unrealized loss on mutual funds was $2,537 at September 30, 2022.
The Company records contingent consideration arrangements at fair value on a recurring basis and the associated balances presented as of September 30, 2022 and 2021 are earn-outs related to acquisitions. See Note 4, “Acquisitions and Divestitures” for further discussion regarding the earn-outs recorded for specific acquisitions. The fair value of earn-outs related to acquisitions is based on significant unobservable inputs including the achievement of certain performance metrics. Significant changes in these inputs would result in corresponding increases or decreases in the fair value of the earn-out each period until the related contingency has been resolved. Changes in the fair value of the contingent consideration obligations and assets can result from adjustments in the probability of achieving future development steps, sales targets and profitability and are recorded in General and administrative expenses in the Consolidated Statements of Operations. During the year ended September 30, 2022, the Company recorded a decrease in the fair value of the earn-out liability related to the prior year acquisition of Water Consulting Specialists, Inc. (“WCSI”) of $150.
A rollforward of the activity in the Company’s fair value of earn-out liabilities related to acquisitions is as follows:

	Current Portion(1)	Long-term Portion(2)	Total
Balance at September 30, 2020	$295	$—	$295
Acquisitions	761	—	761
Payments	(170)	—	(170)
Fair value adjustment	(736)	—	(736)
Balance at September 30, 2021	$150	$—	$150
Fair value adjustment	(150)	—	(150)
Balance at September 30, 2022	$—	$—	$—
(1)    Included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.
(2)    Included in Other non‑current liabilities on the Consolidated Balance Sheets.
As a result of the Mar Cor Business acquisition on January 3, 2022, the Company recorded an Earn Out asset for $7,824 which represented the fair value of amounts expected to be received back from escrow based on the forecasted achievement of certain sales performance goals at the acquisition date. During the year ended September 30, 2022, the Company recorded an increase in the fair value of the Earn Out asset of $3,773 based on updated forecast information. As of September 30, 2022 and September 30, 2021, earn-out assets related to acquisitions total $11,597 and $0, respectively, and are included in Prepaid and other current assets on the Consolidated Balance Sheets.
In addition, the Company had a liability recorded for the Purchase Right to purchase the remaining 32% interest of Frontier. During the year ended September 30, 2022, the Company recorded an increase in the fair value of the Purchase Right liability of $2,091, which was recorded to Interest expense on the Consolidated Statements of Operations. The Purchase Right was exercised by the Minority Owners on April 1, 2022 resulting in the purchase of the remaining interest of Frontier for $10,396 and the settlement of the Purchase Right liability recorded. As of September 30, 2022 and September 30, 2021, $0 and $8,305, respectively is included in Other non‑current liabilities related to the Purchase Right on the Consolidated Balance Sheets.

7. Accounts Receivable
Accounts receivable are summarized as follows:

	September 30, 2022	September 30, 2021
Accounts Receivable	$312,600	$282,819
Allowance for Credit Losses	(6,888)	(4,824)
Receivables, net	$305,712	$277,995
The movement in the allowance for credit losses was as follows:

	Year Ended September 30,
	2022	2021	2020
Balance at beginning of period	$(4,824)	$(4,057)	$(4,906)
Charged to costs and expenses	(1,997)	(1,733)	(537)
Write-offs	473	780	1,277
Foreign currency and other	(540)	186	109
Balance at end of period	$(6,888)	$(4,824)	$(4,057)
8. Inventories
The major classes of inventory, net are as follows:

	September 30, 2022	September 30, 2021
Raw materials and supplies	$120,532	$86,469
Work in progress	36,499	19,842
Finished goods and products held for resale	80,811	59,624
Costs of unbilled projects	2,309	2,277
Reserves for excess and obsolete	(10,800)	(9,709)
Inventories, net	$229,351	$158,503
The following is the activity in the reserves for excess and obsolete inventory:

	Year Ended September 30,
	2022	2021	2020
Balance at beginning of period	$(9,709)	$(11,467)	$(13,370)
Change to reserve requirement	(2,608)	265	(310)
Write-offs	684	1,516	2,197
Foreign currency and other	833	(23)	16
Balance at end of period	$(10,800)	$(9,709)	$(11,467)

9. Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	September 30, 2022	September 30, 2021
Machinery and equipment	$401,334	$388,352
Rental equipment	267,345	246,257
Land and buildings	82,985	70,048
Construction in process	72,184	59,737
	$823,848	$764,394
Less: accumulated depreciation	(418,559)	(389,406)
Property, plant, and equipment, net	$405,289	$374,988
The Company entered into secured financing agreements that require providing a security interest in specified equipment. As of September 30, 2022 and September 30, 2021, the gross and net amounts of those assets are as follows:

	September 30, 2022		September 30, 2021
	Gross	Net	Gross	Net
Machinery and equipment	$86,294	$62,459	$73,632	$57,036
Construction in process	49,983	49,983	30,504	30,504
	$136,277	$112,442	$104,136	$87,540
Depreciation expense and maintenance and repairs expense for the years ended September 30, 2022, 2021 and 2020 were as follows:

	Year Ended September 30,
	2022	2021	2020
Depreciation expense	$82,637	$76,279	$73,002
Maintenance and repair expense	$30,425	$22,354	$20,303
10. Goodwill
Changes in the carrying amount of goodwill are as follows:

	Integrated Solutions and Services	Applied Product Technologies	Total
Balance at September 30, 2020	$224,381	$172,824	$397,205
Business combinations and divestitures	10,349	—	10,349
Measurement period adjustments	(3,216)	—	(3,216)
Foreign currency translation	2,316	722	3,038
Balance at September 30, 2021	$233,830	$173,546	$407,376
Business combinations and divestitures	76,190	(34)	$76,156
Measurement period adjustments	379	—	379
Foreign currency translation	(3,464)	(6,875)	(10,339)
Balance at September 30, 2022	$306,935	$166,637	$473,572
As of September 30, 2022 and 2021, $250,636 and $159,730, respectively, of goodwill is deductible for tax purposes.

The Company reviewed the recoverability of the carrying value of goodwill of its reporting units. As the fair value of the Company’s reporting units was determined to be in excess of the carrying values at the annual measurement dates of July 1, 2022 and 2021, no further analysis was performed. The Company has concluded that none of the goodwill was impaired as of September 30, 2022, and there are no indicators of impairment through September 30, 2022.
11. Other Intangible Assets
Intangible assets consist of the following:

		September 30, 2022
	Estimated Life (years)	Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets
Customer related	3 - 26	$346,128	$(122,604)	$223,524
Proprietary technology	4 - 10	68,586	(44,532)	24,054
Trademark	3 - 15	32,711	(15,056)	17,655
Backlog	1	81,159	(81,159)	—
Other	3 - 10	57,719	(39,426)	18,293
Total amortizing intangible assets		$586,303	$(302,777)	$283,526
Indefinite‑lived intangible assets		34,207	—	34,207
Total intangible assets		$620,510	$(302,777)	$317,733

		September 30, 2021
	Estimated Life (years)	Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets
Customer related	5 - 26	$300,963	$(101,272)	$199,691
Proprietary technology	7 - 10	61,692	(36,921)	24,771
Trademark	5 - 15	27,195	(12,191)	15,004
Backlog	1	82,355	(82,355)	—
Other	3 - 10	47,903	(31,501)	16,402
Total amortizing intangible assets		$520,108	$(264,240)	$255,868
Indefinite‑lived intangible assets		34,207	—	34,207
Total intangible assets		$554,315	$(264,240)	$290,075
The Company’s indefinite-lived intangible asset relate to Federal hazardous waste treatment management permits obtained for locations operated by the Integrated Solutions and Services segment. The permits are considered perpetually renewable. The Company performs an indefinite-lived intangible asset impairment analysis on an annual basis during the fourth quarter of the year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assessed the carrying value of the permits at the Integrated Solutions and Services segment as of July 1, 2022, the annual measurement date, using a quantitative analysis outlined in ASU No. 2012-02 to determine whether the existence of events or circumstances would lead to the conclusion that it is more likely than not that the fair values of the permits are less than the carrying amounts. Events and circumstances considered in this review included macroeconomic conditions, new competition, financial performance of the entities which utilizes the permits and other financial and non-financial events. Based on these factors, the Company concluded the fair value of the permits were not more likely than not less than the carrying amounts.

For the amortizing intangible assets, the remaining weighted-average amortization period at September 30, 2022 was as follows:

Years
Customer-related intangibles	8
Proprietary technology	3
Trademarks	6
Other	3
Aggregate net intangible assets	6
Intangible asset amortization was $44,934, $37,385, and $34,266 for the years ended September 30, 2022, 2021 and 2020, respectively. The estimated future amortization expense is as follows:

2023	$44,421
2024	38,994
2025	33,960
2026	28,596
2027	24,070
Thereafter	113,485
Total	$283,526
12. Debt
Long‑term debt consists of the following:

	September 30, 2022	September 30, 2021
2021 Term Loan, due April 1, 2028	$469,063	$473,837
2021 Revolving Credit Facility, due April 1, 2026	151,254	37,268
Securitization Facility, due April 1, 2024	150,201	150,061
Equipment Financing, due September 30, 2023 to September 30, 2032, interest rates ranging from 3.59% to 8.07%	120,155	93,375
Notes Payable, due July 31, 2023(1)	—	402
Total debt	$890,673	$754,943
Less unamortized deferred financing fees	(9,873)	(11,738)
Total net debt	$880,800	$743,205
Less current portion	(17,266)	(12,775)
Total long‑term debt	$863,534	$730,430
(1)In March 2022, the outstanding balance of the Notes Payable due July 31, 2023, was repaid in conjunction with the Company’s acquisition of TWO. See Note 4, “Acquisitions and Divestitures” for further discussion.
2021 Credit Agreement
On April 1, 2021, EWT III entered into a Credit Agreement (the “2021 Credit Agreement”) among EWT III, as borrower, EWT II, as parent guarantor, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and ING Capital, LLC, as sustainability coordinator. The 2021 Credit

Agreement provides for a multi-currency senior secured revolving credit facility in an aggregate principal amount not to exceed the U.S. dollar equivalent of $350,000 (the “2021 Revolving Credit Facility”) and a discounted senior secured term loan (the “2021 Term Loan”) in the amount of $475,000 (together with the 2021 Revolving Credit Facility, the “Senior Facilities”). The 2021 Credit Agreement also provides for a letter of credit sub-facility not to exceed $60,000. The Senior Facilities are guaranteed by EWT II and certain existing and future direct or indirect wholly-owned domestic subsidiaries of EWT III (together with EWT III, collectively, the “Loan Parties”), and collateralized by a first lien on substantially all of the assets of the Loan Parties, with certain exceptions. In connection with entering into the 2021 Credit Agreement, on April 1, 2021, EWT III repaid all outstanding indebtedness under the 2014 Credit Agreement and terminated that facility.

The 2021 Credit Agreement contains customary representations, warranties, affirmative covenants, and negative covenants, including, among other things, a springing maximum first lien leverage ratio of 5.55 to 1.00. The Company did not exceed this ratio during the year ended September 30, 2022, does not anticipate exceeding this ratio during the fiscal year ending September 30, 2023, and therefore does not anticipate any additional repayments during the year ending September 30, 2023.
With respect to the 2021 Revolving Credit Facility, EWT III is required to pay a commitment fee based on the daily unused portion of the 2021 Revolving Credit Facility, as well as certain other fees to the agents and the arrangers under the Senior Facilities. Amounts outstanding under the Senior Facilities, at EWT III’s option, bear interest at either (i) a Base Rate determined in accordance with the terms of the 2021 Credit Agreement, (ii) with respect to any amounts denominated in U.S. dollars or Sterling, LIBOR, or replacement thereof, as determined in accordance with the terms of the 2021 Credit Agreement, or (iii) with respect to amounts denominated in Euros, the EURIBOR, or replacement thereof, as determined in accordance with the terms of the 2021 Credit Agreement. In the case of the 2021 Revolving Credit Facility, an applicable margin based on the consolidated total leverage of EWT III and its restricted subsidiaries, as calculated in accordance with the terms of the 2021 Credit Agreement, will be added to the interest rate elected by EWT III. During fiscal 2022, the spread on the 2021 Revolving Credit Facility was reduced to 2.20% from 2.25% as a result of a Sustainability Pricing Adjustment per the 2021 Credit Agreement. In the case of the 2021 Term Loan, a fixed applicable margin, calculated in accordance with the terms of the 2021 Credit Agreement, will be added to the interest rate elected by EWT III.
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
The 2021 Term Loan matures on April 1, 2028 and requires quarterly principal payments of $1,188 that started in the fourth quarter of 2021. Subject to the terms of the 2021 Credit Agreement, to the extent not previously paid, any amount owed under the 2021 Revolving Credit Facility will become due and payable in full on April 1, 2026.
At September 30, 2022, the Company had (a) $469,063 outstanding under the 2021 Term Loan at an interest rate of 5.06%, comprised of 2.56% LIBOR plus the 2.50% spread, and (b) $151,254 outstanding under the 2021 Revolving Credit Facility with an interest rate of 5.33%, comprised of 3.13% LIBOR plus a 2.20% spread. The 2021 Revolving Credit Facility includes $254 of accrued interest at September 30, 2022. At September 30, 2021 the Company had (a) $473,837 outstanding under the 2021 Term Loan at an interest rate of 2.63%, comprised of 0.13% LIBOR plus the 2.50% spread, and (b) 37,268 outstanding under the 2021 Revolving Credit Facility with an interest rate of 2.38%, comprised of 0.13% LIBOR plus a 2.25% spread. The 2021 Revolving Credit Facility includes $268 of accrued interest at September 30, 2021.
The following table summarizes the amount of the Company’s outstanding borrowings and outstanding letters of credit under the 2021 Revolving Credit Facility as of September 30, 2022, and September 30, 2021.

	September 30, 2022	September 30, 2021
Borrowing availability	$350,000	$350,000
Outstanding borrowings	151,000	37,000
Outstanding letters of credit	9,317	10,112
Unused amounts	$189,683	$302,888

Receivables Securitization Program
On April 1, 2021, Evoqua Finance LLC (“Evoqua Finance”), an indirect wholly-owned subsidiary of the Company, entered into an accounts receivable securitization program (the “Receivables Securitization Program”) consisting of, among other agreements, (i) a Receivables Financing Agreement (the “Receivables Financing Agreement”) among Evoqua Finance, as the borrower, the lenders from time to time party thereto (the “Receivables Financing Lenders”), PNC Bank, National Association (“PNC Bank”), as administrative agent, Evoqua Water Technologies LLC (“EWT LLC”), an indirect wholly-owned subsidiary of the Company, as initial servicer, and PNC Capital Markets LLC (“PNC Markets”), as structuring agent, pursuant to which the lenders have made available to Evoqua Finance a receivables finance facility (the “Securitization Facility”) in an amount up to $150,000 and (ii) a Sale and Contribution Agreement (the “Sale Agreement”) among Evoqua Finance, as purchaser, EWT LLC, as initial servicer and as an originator, and Neptune Benson, Inc., an indirectly wholly-owned subsidiary of the Company, as an originator (together with EWT LLC, the “Originators”). Under the Receivables Securitization Program, the Originators, pursuant to the Sale Agreement, are required to sell substantially all of their domestic trade receivables and certain related rights to payment and obligations of the Originators with respect to such receivables (the “Receivables”) to Evoqua Finance, which, in turn, will obtain loans secured by the Receivables from the Receivables Financing Lenders pursuant to the Receivables Financing Agreement. The Receivables underlying any borrowings will continue to be included in Accounts receivable, net, in the Consolidated Balance Sheets of the Company. On April 1, 2021, Evoqua Finance borrowed $142,200 under the Securitization Facility. During the year ended September 30, 2022, Evoqua Finance borrowed additional amounts under the Securitization Facility. As of September 30, 2022 Evoqua Finance had $150,201 outstanding under the Securitization Facility which included $201 of accrued interest. As of September 30, 2021 Evoqua Finance had $150,061 outstanding under the Securitization Facility which included $61 of accrued interest.
The Receivables Securitization Program contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the Receivables being sold by the Originators and securing the loans made by the Receivables Financing Lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. The Company was in compliance with all covenants during the fiscal year ended September 30, 2022, does not anticipate becoming noncompliant during the year ending September 30, 2023, and therefore does not anticipate any additional repayments during the year ending September 30, 2023.
The Receivables Financing Lenders under the Receivables Securitization Program receive interest at LIBOR or LMIR as selected by Evoqua Finance. The Receivables Financing Agreement contains customary LIBOR benchmark replacement language. The interest rate on the Securitization Facility was 4.39% as of September 30, 2022, comprised of 3.14% LIBOR plus the 1.25% spread. As of September 30, 2021 the interest rate on the Securitization Facility was 1.33%, comprised of 0.08% LIBOR plus the 1.25% spread The Receivables Securitization Program matures on April 1, 2024.

Equipment Financings
During the year ended September 30, 2022, the Company completed the following equipment financings:

Date Entered	Due	Interest Rate at September 30, 2022	Principal Amount
September 30, 2022	September 30, 2032	5.30%	$3,811
September 29, 2022	May 31, 2029(1)	5.03%	2,248
June 30, 2022	July 31, 2029(2)	6.31%	12,356
June 30, 2022	May 31, 2029(1)	5.03%	4,086
March 18, 2022	March 17, 2029	4.67%	1,839
March 16, 2022	July 31, 2029(2)	6.31%	1,317
March 15, 2022	April 1, 2029	4.67%	4,788
December 30, 2021	December 30, 2028	3.94%	2,207
December 23, 2021	July 31, 2029(2)	6.31%	3,742
			$36,394
(1)Represents an advance received from the lender on a multiple draw term loan in which the Company is making interest only payments through December 30, 2022 based on a 2.28% Secured Overnight Financing Rate plus a 2.75% spread.
(2)Represents an advance received from the lender on a multiple draw term loan in which the Company is making interest only payments through August 1, 2022 based on an interest rate of 6.31% including a 2.56% LIBOR plus a 3.75% spread as of September 30, 2022. The Company entered into an interest rate swap with an effective date of August 1, 2022 to mitigate risk associated with this variable rate equipment financing, see Note 13, “Derivative Financial Instruments” for further discussion.

Deferred Financing Fees and Discounts
Deferred financing fees and discounts related to the Company’s long-term debt were included as a contra liability to debt on the Consolidated Balance Sheets as follows:

	September 30, 2022	September 30, 2021
Current portion of deferred financing fees and discounts(1)	$(1,899)	$(1,866)
Long-term portion of deferred financing fees and discounts(2)	(7,974)	(9,872)
Total deferred financing fees and discounts	$(9,873)	$(11,738)
(1)Included in Current portion of debt, net of deferred financing fees and discounts on the Consolidated Balance Sheets.
(2)Included in Long-term debt, net of deferred financing fees and discounts on the Consolidated Balance Sheets.
During the year ended September 30, 2021, as a result of the refinancing on April 1, 2021, the Company wrote off approximately $1,333 of deferred financing fees related to the 2014 Term Loan. In addition, the Company incurred approximately $4,985 of fees, of which approximately $1,931 were recorded as deferred financing fees on the Consolidated Balance Sheets and approximately $3,054 were expensed. During the year ended September 30, 2021, the Company incurred approximately $822 of fees related to the Receivables Securitization Program and $453 of fees related to an equipment financing which were recorded as deferred financing fees on the Consolidated Balance Sheets.

Amortization of deferred financing fees and discounts included in interest expense were $1,866, $1,946, and $1,735 for the year ended September 30, 2022, 2021 and 2020, respectively.
Repayment Schedule
Aggregate maturities of all long‑term debt, including current portion of long‑term debt and excluding finance lease obligations as of September 30, 2022, are presented below:

Fiscal Year
2023	$19,085
2024	167,870
2025	19,458
2026	173,775
2027	21,031
Thereafter	489,454
Total	$890,673
13. Derivative Financial Instruments
Interest Rate Risk Management
The Company is subject to market risk exposure arising from changes in interest rates on the senior secured credit facilities as well as variable rate equipment financings, which bear interest at rates that are indexed against LIBOR. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to mitigate its exposure to rising interest rates. As of September 30, 2022, the notional amount of the Company’s interest rate swaps was $540,000.
Foreign Currency Risk Management
The Company’s functional currency is the U.S. dollar. By operating internationally, the Company is subject to foreign currency translation risk associated with converting the foreign operations’ financial statements into U.S. dollars transactions denominated in currencies other than the U.S. dollar (“foreign currencies”). The Company is also subject to currency risk from transactions denominated in foreign currencies. To mitigate cross-currency transaction risk, the Company analyzes significant exposures where it has receipts or payments in a currency other than the functional currency of its operations, and from time to time may strategically enter into short-term foreign currency forward contracts to lock in some or all of the cash flows associated with these transactions. The Company uses foreign currency derivative contracts in order to manage the effect of exchange fluctuations on forecasted sales and purchases that are denominated in foreign currencies. To mitigate the impact of foreign exchange rate fluctuation risk, the Company entered into a series of forward contracts designated as cash flow hedges. As of September 30, 2022, the notional amount of the forward contracts was $26,106.

Equity Price Risk Management
The Company is exposed to variability in compensation charges related to certain deferred compensation obligations to employees. Equity price movements affect the compensation expense as certain investments made by the Company’s employees in the deferred compensation plan are revalued. Although not designated as accounting hedges, the Company utilizes derivatives such as total return swaps to economically hedge a portion of this exposure and offset the related compensation expense. As of September 30, 2022, the notional amount of the total return swaps was $5,629.
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
Derivatives Designated as Cash Flow Hedges
The following represents the fair value recorded for derivatives designated as cash flow hedges for the periods presented:

		Asset Derivatives
	Balance Sheet Location	September 30, 2022	September 30, 2021
Interest rate swaps	Prepaid and other current assets	$19,186	$3,127
Foreign currency forward contracts	Prepaid and other current assets	467	6
Interest rate swaps	Other non‑current assets	30,766	—

		Liability Derivatives
	Balance Sheet Location	September 30, 2022	September 30, 2021
Foreign currency forward contracts	Accrued expenses and other current liabilities	$872	$102
Commodity swaps	Accrued expenses and other current liabilities	7	19
Interest rate swaps	Accrued expenses and other current liabilities	—	303
The following represents the amount of gain (loss) recognized in AOCI (net of tax) during the periods presented:

	Year Ended September 30,
	2022	2021	2020
Interest rate swap	$36,550	$5,252	$(5,155)
Foreign currency forward contracts	(583)	(324)	(201)
Commodity swaps	8	(19)	—
Interest rate cap	—	—	(19)
	$35,975	$4,909	$(5,375)

The following represents the amount of (loss) gain reclassified from AOCI into earnings during the periods presented:

	Year Ended September 30,
Location of (Loss) Gain	2022	2021	2020
Cost of product sales and services	$(136)	$(70)	$(8)
General and administrative expense	(229)	(4)	(192)
Selling and marketing expense	—	(69)	28
Interest expense	1,152	(2,241)	(486)
	$787	$(2,384)	$(658)
Based on the fair value amounts of the Company’s cash flow hedges at September 30, 2022, the Company expects that approximately $186 of pre-tax net losses will be reclassified from AOCI into earnings during the next twelve months. The amount ultimately realized, however, will differ as exchange rates vary and the underlying contracts settle.
Derivatives Not Designated as Hedging Instruments
The following represents the fair value recorded for derivatives not designated as hedges for the periods presented:

		Asset Derivatives
	Balance Sheet Location	September 30, 2022	September 30, 2021
Foreign currency forward contracts	Prepaid and other current assets	$40	$18

		Liability Derivatives
	Balance Sheet Location	September 30, 2022	September 30, 2021
Total return swaps—deferred compensation	Accrued expenses and other current liabilities	$632	$130
The following represents the amount of loss recognized in earnings for derivatives not designated as hedges during the periods presented:

	Year Ended September 30,
Location of Loss	2022	2021	2020
General and administrative expense	$(1,130)	$(106)	$—
	$(1,130)	$(106)	$—

14. Product Warranties
A reconciliation of the activity related to the accrued warranty, including both the current and long‑term portions, is as follows:

	Current Product Warranties			Non-Current Product Warranties
	Year Ended September 30,			Year Ended September 30,
	2022	2021	2020	2022	2021	2020
Balance at beginning of the period	$8,138	$6,115	$4,922	$2,966	$1,724	$2,332
Warranty provision for sales	6,732	6,939	4,738	2,835	2,065	701
Settlement of warranty claims	(7,206)	(4,720)	(4,890)	(2,022)	(830)	(1,170)
Foreign currency translation and other	(924)	(196)	550	(314)	7	(274)
Amounts related to sale of the Memcor product line	—	—	795	—	—	135
Balance at end of the period	$6,740	$8,138	$6,115	$3,465	$2,966	$1,724
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
The Company currently expects to incur approximately $8,400 to $9,400 of costs during fiscal 2023 related to restructuring charges initiated in prior periods.
The table below sets forth the amounts accrued for the restructuring components and related activity:

	Year Ended September 30,
	2022	2021	2020
Balance at beginning of the period	$304	$970	$655
Restructuring charges following the sale of the Memcor product line	979	5,588	8,274
Restructuring charges related to two-segment realignment	390	1,060	2,092
Restructuring charges related to other initiatives	4,517	2,830	1,867
Release of prior reserves	(300)	(329)	(98)
Write-off charges	—	(1,340)	(2,461)
Cash payments	(5,222)	(8,484)	(9,367)
Other adjustments	(10)	9	8
Balance at end of the period	$658	$304	$970

The balances for accrued restructuring liabilities at September 30, 2022 and 2021, are recorded in Accrued expenses and other liabilities on the Consolidated Balance Sheets. Restructuring charges primarily represent severance charges and other employee costs, fixed asset write-offs and certain relocation expenses. The Company expects to pay the remaining amounts accrued as of September 30, 2022 during the first half of 2023.

The table below sets forth the location of amounts recorded above on the Consolidated Statements of Operations:

	Year Ended September 30,
	2022	2021	2020
Cost of product sales and services	$2,217	$4,554	$8,305
General and administrative expense	2,574	3,199	3,053
Sales and marketing expense	83	348	305
Research and development expense	1	(16)	23
Other operating expense, net	711	1,064	449
	$5,586	$9,149	$12,135
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

The changes in projected benefit obligations, plan assets and the funded status of the UK and German defined benefit plans as of and for the years ended September 30, 2022 and 2021, respectively, are as follows:

	2022	2021
Change in projected benefit obligation
Projected benefit obligation at prior year measurement date	$46,013	$47,389
Service cost	752	1,156
Interest cost	551	482
Actuarial gains	(13,069)	(2,312)
Benefits paid from company assets	(428)	(738)
Foreign currency exchange impact	(7,165)	36
Projected benefit obligation at measurement date	$26,654	$46,013
Change in plan assets
Fair value of assets at prior year measurement date	28,638	27,530
Actual return on plan assets	(4,639)	971
Benefits paid	(109)	(515)
Employer contribution	—	258
Foreign currency exchange impact	(4,600)	394
Fair value of assets at measurement date	$19,290	$28,638
Funded status and amount recognized in assets and liabilities	$(7,364)	$(17,375)
Amount recognized in assets and liabilities
Other non‑current assets	$1,779	$2,960
Other non‑current liabilities	$(9,143)	$(20,335)
Amount recognized in accumulated other comprehensive loss, before taxes
Actuarial (gain) loss	$(1,067)	$7,071
The following table provides summary information for the UK and German plans where the projected benefit obligation is in excess of plan assets:

	September 30, 2022	September 30, 2021
Projected benefit obligation	$26,654	$46,013
Accumulated benefit obligation	$14,621	$24,578
Fair value of plan assets	$19,290	$28,638
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

	2022	2021
Discount rate	2.03% - 4.97%	1.00% - 2.03%
Expected long‑term rate of return on plan assets	2.82% - 5.74%	1.97% - 3.50%
Salary scale	2.25% - 4.54%	2.25% - 4.36%
Pension increases	1.00% - 3.42%	1.00% - 3.27%

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
The actual overall asset allocation for the UK pension plan as compared to the investment policy goals as of September 30, 2022 was as follows by asset category:

	2022 Actual	2022 Target
Equity	26.7%	—%
Index‑linked gilts	72.8%	70%
Cash	0.5%	30%
Pension expense for the German and UK plans were as follows:

	Year Ended September 30,
	2022	2021	2020
Service cost	$752	$1,156	$1,125
Interest cost	551	482	492
Expected return on plan assets	(771)	(615)	(387)
Amortization of actuarial losses	584	1,042	1,006
Pension expense for defined benefit plans	$1,116	$2,065	$2,236
The components of pension expense, other than the service cost component, which is included in General and administrative expense, are included in the line item Other operating expense in the Consolidated Statements of Operations.
Benefits expected to be paid to participants of the plans are as follows:

Year Ended September 30,
2023	$880
2024	561
2025	648
2026	898
2027	828
Five years thereafter	7,616
Total	$11,432
Defined Contribution Plans
The Company maintains a defined contribution 401(k) plan, which covers all U.S.-based employees who meet minimum age and length of service requirements. Plan participants can elect to defer pre-tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. Prior to January 1, 2021, the Company matched 100% of eligible participants’ deferrals that did not exceed 6% of their pay. Effective January 1, 2021, the Company matches 100% of eligible participants’ deferrals that do not exceed 4% of their pay. Also, effective January 1, 2021, the Company may make a discretionary profit sharing contribution of up to 4% of each plan participant’s compensation. All such contributions are subject to limitations imposed by the Internal Revenue Code. The Company’s total contributions were $21,448, $16,559, and $14,243 for the years ended September 30, 2022, 2021 and 2020, respectively.

Employees in the UK and Germany also participate in a defined contribution plan maintained by the Company. For the years ended September 30, 2022, 2021 and 2020, contributions made to the Company’s plan in the UK and Germany were $937, $919, and $1,021, respectively.
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
17. Income Taxes
For financial reporting purposes, income (loss) before income taxes includes the following components:

	Year Ended September 30,
	2022	2021	2020
Domestic	$23,245	$19,927	$81,276
Foreign	46,068	41,815	40,490
Income before income taxes	$69,313	$61,742	$121,766
The components of income tax (expense) benefit were as follows:

	Year Ended September 30,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	(932)	(1,233)	(591)
Foreign	(11,056)	(11,210)	(8,014)
	$(11,988)	$(12,443)	$(8,605)
Deferred:
Federal	9,470	(2,153)	115
State	6,168	(630)	401
Foreign	(620)	5,146	718
	$15,018	$2,363	$1,234
Total income tax (expense) benefit	$3,030	$(10,080)	$(7,371)
For the years ended September 30, 2022, 2021 and 2020, the U.S. federal statutory rate was 21.0%.

A reconciliation of income tax (expense) benefit and the amount computed by applying the applicable statutory rate to income from operations before income taxes was as follows:

	Year Ended September 30,
	2022	2021	2020
Income tax (expense) benefit at the federal statutory rate of 21%	$(14,556)	$(12,966)	$(25,571)
State and local income taxes, net of federal tax benefit	989	(757)	(74)
Foreign tax rate differential	(1,897)	(3,009)	(1,129)
Nondeductible interest expense	(578)	(588)	(1,032)
Meals and entertainment expense	(36)	(176)	(760)
U.S. tax on foreign earnings	(2,683)	(5,687)	(8,438)
Other nondeductible expenses	(2,952)	(786)	(479)
Impact of tax rate changes	(24)	819	286
Valuation allowances	17,087	854	19,013
Share-based compensation	6,990	11,598	4,931
Non-taxable gain on sale of subsidiary	—	—	4,789
Return-to-provision adjustments	1,790	(44)	516
Non-controlling interest	31	30	(466)
Net benefit of foreign R&D expenses	—	—	18
Transaction related contingent liabilities	824	155	143
Deferred tax adjustments	(2,317)	87	491
Accrued tax adjustments	(138)	27	(6)
Other	500	363	397
Total	$3,030	$(10,080)	$(7,371)
Annual Tax (Expense) Benefit
For the year ended September 30, 2022, tax benefit was $3,030 as compared to tax expense based on the U.S. statutory rate of $14,556. The actual tax benefit was lower principally due to a one-time reversal of the U.S. federal and state valuation allowance which was partially offset by an increase in foreign tax expense due to improved profitability in certain jurisdictions with tax rates higher than the U.S. See the above reconciliation for more detail.

Tax expense decreased $13,110 to a benefit of $3,030 for the year ended September 30, 2022 as compared to tax expense of $10,080 in the prior year. The decrease in tax expense was primarily attributable to a one-time reversal of the U.S. federal and state valuation allowance which was partially offset by an increase in foreign tax expense due to improved profitability in certain jurisdictions with tax rates higher than the U.S.

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

Significant components of deferred tax assets and liabilities were as follows:

	September 30, 2022	September 30, 2021
Deferred Tax Assets
Receivable allowances	$1,619	$885
Reserves and accruals	23,706	24,913
Inventory valuation and other assets	4,196	3,141
Investment in partnership	—	1,977
Unrealized foreign exchange gains (losses), including related hedges	8,573	4,468
Right of use liabilities	12,021	—
Other deferred tax assets	1,052	2,811
Net operating loss carryforwards	40,124	48,605
Gross deferred tax assets	$91,291	$86,800
Less: Valuation allowance	(3,740)	(21,299)
Deferred tax assets less valuation allowance	$87,551	$65,501
Deferred Tax Liabilities
Goodwill	(8,162)	(9,849)
Fixed assets	(48,992)	(46,057)
Intangibles	(15,359)	(15,313)
Deferred tax liabilities in other comprehensive income	(12,360)	—
Right of use assets	(11,291)	—
Other deferred tax liabilities	(1,751)	(2,440)
Gross deferred tax liabilities	$(97,915)	$(73,659)
Net deferred tax liabilities	$(10,364)	$(8,158)
The Company performs an evaluation at the end of each reporting period to determine whether it is more likely than not that all or some portion of our deferred tax assets will not be realized in future years. In making such a determination, the Company considers available positive and negative evidence, including (i) future reversal of existing taxable temporary differences, (ii) tax planning strategies, (iii) the carryforward periods of tax losses, (vi) recent results of operations, and (v) projected future taxable income.

In performing this evaluation in prior periods, a full valuation allowance was recorded as a result of objective negative evidence which included losses generated in five of the six years ended September 30, 2014 to September 30, 2019 and the associated limitation on our ability to consider subjective evidence such as projections of future growth and profitability. As of September 30, 2022, the Company has generated profit each of the last three fiscal years while dealing with significant operational and worldwide economic challenges. As a result, we are able to take into consideration future projected income as part of our analysis.

Based upon the available positive and negative evidence and the weight accorded to that evidence on September 30, 2022, the Company has determined that the significant positive evidence outweighs the negative evidence. Therefore, the Company has concluded that it is more likely than not that the U.S. federal and state deferred tax assets will be realized and accordingly will no longer provide a valuation allowance against those deferred tax assets. The previously provided valuation allowances have been released. The valuation allowances that remain relate to certain foreign net operating losses and credits that are not expected to be realized.

A reconciliation of the valuation allowance on deferred tax assets is as follows:

	Year Ended September 30,
	2022	2021	2020
Valuation allowance beginning of period	$21,299	$23,298	$41,084
Change in assessment	(17,305)	(6,140)	1,650
Current year operations	217	7,300	(19,856)
Foreign currency and other	(471)	(3,219)	3,012
Acquisitions / Dispositions	—	60	(2,592)
Valuation allowance end of period	$3,740	$21,299	$23,298
The Company does not anticipate that it will dispose any of its foreign subsidiaries in the foreseeable future and as such has not recorded a U.S. deferred tax asset where the tax basis exceeds the financial reporting basis of these investments. Additionally, the Company has not provided a U.S. deferred tax liability on the excess of financial reporting over tax basis of its investments.
As of September 30, 2022, 2021 and 2020, undistributed earnings of non-U.S. affiliates were approximately $119,524, $77,709, and $53,766, respectively, which are considered to be indefinitely reinvested. Upon distribution of these earnings the Company may be subject to U.S. income taxes and foreign withholding taxes. The amount of taxes that may be payable on remittance of these earnings is dependent on the tax laws and profile of the Company at that time and the availability of foreign tax credits in the year in which such earnings are remitted. Therefore, it is not practicable to estimate the amount of taxes that may be payable when these earnings are remitted in the future.
The Company utilizes the more-likely-than-not standard in recognizing a tax benefit in its financial statements. For the years ended September 30, 2022, 2021, and 2020, the Company had unrecognized tax benefits of $1,035, $1,123, and $1,050 respectively.
The following is a reconciliation of the Company’s total gross unrecognized tax benefits:

	Year Ended September 30,
	2022	2021	2020
Balance as of beginning of period	$1,123	$1,050	$1,075
Tax positions related to the current year
Additions	—	—	—
Tax positions related to prior years
Additions	—	73	—
Reductions	(88)	—	(25)
Expiration of statutes of limitations	—	—	—
Balance as of end of period	$1,035	$1,123	$1,050
At September 30, 2022, 2021, and 2020, the Company had $1,593, $1,599, and $1,288 classified as a current liability respectively. The amount of unrecognized tax benefits is not expected to change significantly during the next 12 months. At September 30, 2022, 2021, and 2020, if the Company’s tax positions are sustained by the taxing authorities in favor of the Company, the amount that would affect the Company’s effective tax rate would be approximately $1,593, $1,599, and $1,288 respectively.
The Company classifies interest expense and, if applicable, penalties which could be assessed related to unrecognized tax benefits as component of income tax (expense) benefit. For the years ended September 30, 2022, 2021, and 2020 the Company recognized approximately $(81), $(238), and $(143) of gross interest and penalties, respectively.

Tax attributes available to reduce future taxable income begin to expire as follows:

	September 30, 2022	Begin Expiring
Federal net operating loss	$156,887	September 30, 2035
State net operating loss	78,348	September 30, 2023
State tax credits	43	September 30, 2036
Foreign net operating loss	2,121	September 30, 2023
Foreign net operating loss	8,644	Indefinite
During the fourth quarter of the year ending September 30, 2020 the Company undertook a secondary offering. As a result of that offering, the Company experienced an ownership change for purposes of I.R.C. Section 382. There was no impact to current or deferred tax expense resulting from the ownership change for the years ending September 30, 2022, 2021 and 2020.

The Company may be subject to tax audits in the U.S. as well as various state and foreign jurisdictions. The following table summarizes the Company’s open years by major jurisdiction as of September 30, 2022:

Jurisdiction	Open Tax Years
United States	2019-2022
Australia	2018-2022
Canada	2018-2022
China	2017-2022
Germany	2018-2022
Netherlands	2017-2022
Singapore	2018-2022
United Kingdom	2020-2022
18. Share-Based Compensation
The Company designs equity compensation plans to attract and retain employees while also aligning employees’ interests with the interests of the Company’s shareholders. In addition, members of the Company’s Board of Directors (the “Board”) participate in equity compensation plans in connection with their service on the Company’s Board.
The Company established the Evoqua Water Technologies Corp. Stock Option Plan (the “Stock Option Plan”) shortly after the acquisition date of January 16, 2014. The plan allows certain management employees and the Board to purchase shares in Evoqua Water Technologies Corp. Under the Stock Option Plan, the number of shares available for award was 11,083. As of September 30, 2022, there were approximately 2,177 shares available for future grants, however, the Company does not currently intend to make additional grants under the Stock Option Plan.
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
During the year ended September 30, 2022, the Company granted RSUs, stock appreciation rights, and performance share units under the Equity Incentive Plan to certain employees of the Company as well as its Board of Directors. The final number of performance share units that may be earned is dependent on the Company’s achievement of performance goals related to cumulative revenue growth dollars and average adjusted EBITDA margin over a three-year measurement period ending September 30, 2024, in which the maximum payout cannot exceed 250% of the applicable target award, which also considers that the final number of performance share units that may be earned is subject to a total stockholder return (“TSR”) modifier, which operates by increasing or decreasing the total number of shares earned by up to 25% based on the Company’s TSR relative to the TSR of the U.S. constituents of the S&P Global Water Index. In order to receive shares earned at the end of the performance period, the recipient must remain employed by the Company or its subsidiaries through the end of the three-year period (except in the event of retirement, death, disability or, in certain circumstances, related to change in control).
As of September 30, 2022, there were approximately 3,977 shares available for grants under the Equity Incentive Plan.
Option awards vest ratably at 25% per year, and are exercisable at the time of vesting. The options granted have a ten-year contractual term.
A summary of the stock option activity, including stock appreciation rights, for the years ended September 30, 2022 and 2021 is presented below:

(In thousands, except per share amounts)	Options	Weighted Average Exercise Price/Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2020	7,430	$10.30	5.9 years	$83,152
Granted	612	$24.78
Exercised	(2,884)	$6.81
Forfeited	(67)	$21.25
Cancelled	(1)	$16.63
Outstanding at September 30, 2021	5,090	$13.87	5.9 years	$120,611
Granted	2	$46.75
Exercised	(789)	$8.86
Forfeited	(38)	$21.05
Outstanding at September 30, 2022	4,265	$14.74	5.2 years	$78,218
Options exercisable at September 30, 2022	3,223	$12.51	4.4 years	$66,272
Options vested and expected to vest at September 30, 2022	4,253	$14.72	5.2 years	$78,093
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options of the date of exercise) during the year ended September 30, 2022 was $24,919. During the year ended September 30, 2022, $9,556 was received from the exercise of stock options.

A summary of the status of the Company's nonvested stock options, including stock appreciation rights, as of and for the years ended September 30, 2022, 2021 and 2020 is presented below.

	2022		2021		2020
(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share	Shares	Weighted Average Grant Date Fair Value/Share	Shares	Weighted Average Grant Date Fair Value/Share
Unvested at beginning of period	1,901	$6.69	2,166	$5.56	2,379	$4.96
Granted	2	$24.22	612	$9.00	823	$6.06
Vested	(823)	$6.54	(810)	$5.48	(864)	$4.52
Forfeited	(38)	$6.87	(67)	$6.82	(172)	$4.94
Unvested at end of period	1,042	$6.82	1,901	$6.69	2,166	$5.56
The total fair value of options vested during the year was $5,382, $4,434, and $3,906 for the years ended September 30, 2022, 2021 and 2020, respectively.
Restricted Stock Units
The following is a summary of the RSU activity for the years ended September 30, 2022 and 2021.

	Shares	Weighted Average Grant Date Fair Value/Share
Outstanding at September 30, 2020	750	$17.86
Granted	731	$25.98
Vested	(240)	$17.55
Forfeited	(25)	$20.31
Cancelled	(7)	$21.22
Outstanding at September 30, 2021	1,209	$22.77
Granted	328	$44.88
Vested	(507)	$22.23
Forfeited	(50)	$27.96
Outstanding at September 30, 2022	980	$30.18
Expected to vest at September 30, 2022	959	$30.05

Performance Share Units
The following is a summary of the PSU activity for the years ended September 30, 2022 and 2021.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Unvested at September 30, 2020	—	$—
Granted	469	$16.92
Nonvested at September 30, 2021	469	$16.92
Granted	124	$52.50
Forfeited	(1)	$47.92
Nonvested at September 30, 2022	592	$23.36
Expected to vest at September 30, 2022	555	$23.25
Expense Measurement and Recognition
The Company recognizes share-based compensation for all current award grants and, in future periods, will recognize compensation costs for the unvested portion of previous award grants based on grant date fair values as well as expectations for achievement of performance goals. Total share-based compensation expense was $23,450, $17,703 and $10,535 during the year ended September 30, 2022, 2021 and 2020, respectively, of which $22,104, $15,524 and $10,509 was non-cash, respectively.
Reported non-cash share-based compensation expense was classified on the Consolidated Statements of Operations as shown in the following table:

	Year Ended September 30,
	2022	2021	2020
Cost of services	$234	$143	$91
General and administrative	21,870	15,381	10,418
	$22,104	$15,524	$10,509
The unrecognized compensation expense related to stock options, RSUs, and and performance share units (measured at a target award level) was $4,655, $20,255 and $9,710, respectively at September 30, 2022, and is expected to be recognized over a weighted average period of 1.4 years, 1.7 years, and 1.8 years, respectively.
The Company estimates the fair value of each stock option and stock appreciation right awards on the grant date using the Black-Scholes valuation model incorporating the assumptions noted in the following table. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate.

Valuation assumptions for options and stock appreciation rights granted are as follows for the years ended September 2022, 2021 and 2020, respectively:

	Year Ended September 30,
	2022	2021	2020
Expected volatility	55.3%	38.3% - 56.7%	24.2% - 77.1%
Expected dividends	—	—	—
Expected term (in years)	5.9	5.3 - 6.0	5.4 - 6.0
Risk free rate	1.4%	0.4% - 0.9%	0.2% - 1.7%
Grant date fair value per share of options and stock appreciation rights granted	$24.22	$8.12 - $19.76	$5.33 - $8.56
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
For performance share units, the performance metrics in the units are valued using the grant-date fair value. The market conditions in the units are valued using an estimated fair value on the grant date using a Monte Carlo simulation incorporating the assumptions noted in the following table.

	Year Ended September 30,
	2022	2021
Expected volatility	56.0% - 56.2%	61.0%
Expected dividends	—	—
Expected term (in years)	3.0	3.0
Risk free rate	0.91% - 1.13%	0.34%
Grant date fair value per share of PSUs granted	$46.08 - $52.57	$16.92
The risk‑free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The Company utilized historical realized volatility for expected volatility which is based on historical stock prices during a period of time.
Employee Stock Purchase Plan
Effective October 1, 2018, the Company implemented an employee stock purchase plan (the “ESPP”) which allows employees to purchase shares of the Company’s stock at 85% of the lower of the fair market value on the first or last business day of the applicable six-month offering period. These purchases are offered twice throughout each fiscal year, and are paid by employees through payroll deductions over the respective six month purchase period, at the end of which the stock is transferred to the employees. On December 21, 2018, the Company registered 11,297 shares of common stock, par value $0.01 per share, of which 5,000 are available for future issuance under the ESPP. During the years ended September 30, 2022, 2021 and 2020, the Company incurred compensation expense of $1,011, $887 and $392, respectively, in salaries and wages in respect of the ESPP, representing the fair value of the discounted price of the shares. These amounts are included in the total share-based compensation expense above. During the years ended September 30, 2022, 2021 and 2020, 108 shares, 182 shares and 58 shares, respectively, were issued under the ESPP plan.

19. Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were:

	September 30, 2022	September 30, 2021
Foreign currency translation income	$6,767	$16,137
Pension benefit plans, net of tax expense of $2,790 and $403	(1,776)	(7,474)
Unrealized derivative gain on cash flow hedges, net of tax expense of $11,770 and $135	37,940	2,752
Total accumulated other comprehensive income	$42,931	$11,415
The (losses) gains in accumulated other comprehensive income (loss) by component, net of tax, for the years ended September 30, 2022, 2021 and 2020 are as follows:

	Foreign currency translation	Pension plans	Cash flow Hedges
Balance at September 30, 2019	$(2,705)	$(10,475)	$176
Other comprehensive loss before reclassifications	(2,830)	(927)	(5,375)
Amounts gains reclassified from accumulated other comprehensive loss into earnings	—	1,006	658
Balance at September 30, 2020	$(5,535)	$(10,396)	$(4,541)
Other comprehensive income before reclassifications	21,672	1,880	4,909
Amounts gains reclassified from accumulated other comprehensive loss into earnings	—	1,042	2,384
Balance at September 30, 2021	$16,137	$(7,474)	$2,752
Other comprehensive (loss) income before reclassifications	(9,370)	5,114	35,975
Amounts gains (losses) reclassified from accumulated other comprehensive loss (income) into earnings	—	584	(787)
Balance at September 30, 2022	$6,767	$(1,776)	$37,940
Amounts reclassified out of other comprehensive income (loss) related to the amortization of actuarial losses are included in pension expense. Refer to Note 13, “Derivative Financial Instruments” for the location in the Consolidated Statements of Operations of amounts reclassified out of other comprehensive income (loss) related to cash flow hedges.
20. Concentration of Credit Risk
The Company’s cash and cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable is derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. The Company’s trade receivables do not represent a significant concentration of credit risk at September 30, 2022 and 2021 due to the wide variety of customers and markets into which products are sold and their dispersion across geographic areas. The Company does perform ongoing credit evaluations of its customers and maintains an allowance for potential credit losses on trade receivables. As of and for the years ended September 30, 2022, 2021 and 2020, no customer accounted for more than 10% of net sales or net accounts receivable.
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

The following tables set forth external net revenue, net of intercompany eliminations, and net asset information by region:

	Year Ended September 30,
	2022	2021	2020
Sales to external customers
United States	$1,431,095	$1,174,474	$1,164,634
Rest of World	305,981	289,955	264,822
Total	$1,737,076	$1,464,429	$1,429,456

	September 30, 2022	September 30, 2021
Net Assets
United States	$558,512	$462,883
Rest of World	151,581	119,336
	$710,093	$582,219

Long Lived Assets
United States	$388,591	$357,597
Rest of World	16,698	17,391
	$405,289	$374,988
21. Leases
Lessee Accounting
The following represents the components of lease cost for the years ended September 30, 2022, 2021, and 2020 and other information for both operating and finance leases for the years ended September 30, 2022, 2021, and 2020:

	Year Ended September 30,
	2022	2021	2020
Lease cost
Finance lease cost:
Amortization of ROU assets	$13,461	$13,572	$13,738
Interest on lease liabilities	1,574	1,793	1,981
Operating lease cost	16,529	15,357	16,052
Short-term lease cost	875	2,935	4,970
Sublease income	—	(58)	(56)
Total lease cost	$32,439	$33,599	$36,685

	Year Ended September 30,
Other information	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$1,573	$1,810	$1,968
Operating cash flows from operating leases	$17,178	$15,758	$16,034
Financing cash flows from finance leases	$13,356	$13,373	$13,459
ROU assets obtained in exchange for new finance lease liabilities	$15,329	$14,257	$14,934
ROU assets obtained in exchange for new operating lease liabilities	$14,151	$4,839	$8,456
ROU asset remeasurement	$6,723	$8,177	$(960)
Weighted average remaining lease term - finance leases	3.5 years	3.6 years	3.9 years
Weighted average remaining lease term - operating leases	4.6 years	4.8 years	5.2 years
Weighted average discount rate - finance leases	4.2%	4.3%	4.6%
Weighted average discount rate - operating leases	4.2%	4.0%	4.2%
The following table reconciles future minimum undiscounted rental commitments for operating leases to operating lease liabilities record on the Consolidated Balance Sheet as of September 30, 2022:

Fiscal Year
2023	$16,995
2024	14,927
2025	12,585
2026	9,345
2027	5,815
Thereafter	4,788
Total undiscounted lease payments	$64,455
Present value adjustment	(5,562)
Operating lease liabilities	$58,893
Less current installments of obligations under operating leases	14,932
Obligations under operating leases, excluding current installments	$43,961

The gross and net carrying values of the equipment under finance leases as of September 30, 2022 and September 30, 2021 was as follows:

	September 30, 2022	September 30, 2021
Gross carrying amount	$85,217	$92,247
Net carrying amount	$37,715	$36,884

The following table reconciles future minimum undiscounted rental commitments for finance leases to the finance lease liabilities recorded on the Consolidated Balance Sheet as of September 30, 2022:

Fiscal Year
2023	$14,220
2024	11,669
2025	8,674
2026	5,132
2027	1,938
Thereafter	209
Total undiscounted lease payments	$41,842
Present value adjustment	(2,779)
Finance lease liabilities	$39,063
Less current installments of obligations under finance leases	12,875
Obligations under finance leases, excluding current installments	$26,188
The current installments of obligations under finance leases are included in Accrued expenses and other liabilities. Obligations under finance leases, excluding current installments, are included in Other non-current liabilities.
Lessor Accounting
The following represents the components of lease revenue for the years ended September 30, 2022, 2021, and 2020:

	Year Ended September 30,
	2022	2021	2020
Lease revenue: operating leases	$164,574	$152,435	$148,703
Lease revenue: sales-type leases	16,937	37,898	981
Total lease revenue	$181,511	$190,333	$149,684

As of September 30, 2022, future minimum lease payments receivable under operating leases are as follows:

Fiscal year
2023	$165,025
2024	99,403
2025	69,620
2026	46,650
2027	34,700
Thereafter	181,314
Future minimum lease payments	$596,712
At September 30, 2022, the Company had current and long-term lease receivables of $3,001 and $51,482, respectively, recorded in Prepaid and other current assets and Other non‑current assets, respectively, in the Consolidated Balance Sheets related to sales-type leases.

As of September 30, 2022, the maturities of the Company’s sales type lease receivables are as follows:

Fiscal year
2023	$3,001
2024	4,128
2025	4,128
2026	4,128
2027	4,128
Thereafter	34,970
Total	$54,483
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
The following summarizes the Company’s outstanding letters of credit and surety bonds as of September 30, 2022 and September 30, 2021, respectively.

	September 30, 2022	September 30, 2021
Revolving credit capacity	$60,000	$60,000
Letters of credit outstanding	9,317	10,112
Remaining revolving credit capacity	$50,683	$49,888

Surety capacity	$261,959	$250,000
Surety issuances	134,037	147,845
Remaining surety available	$127,922	$102,155

The longest maturity date of letters of credit and surety bonds in effect as of September 30, 2022 was March 20, 2030.
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
23. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	September 30, 2022	September 30, 2021
Salaries, wages, and other benefits	$83,618	$79,110
Obligation under operating leases	14,932	13,316
Obligation under finance leases	12,875	12,093
Third party commissions	10,341	10,031
Deferred revenue	9,692	5,241
Taxes, other than income	5,594	4,575
Insurance liabilities	3,456	3,720
Provisions for litigation	2,375	2,938
Fair value of liability derivatives	1,511	554
Severance payments	658	304
Earn-outs related to acquisitions	—	150
Other	33,220	28,335
	$178,272	$160,367
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
The tables below provide segment information for the periods presented and a reconciliation to total consolidated information:

	Year Ended September 30,
	2022	2021	2020
Total sales
Integrated Solutions and Services	$1,222,165	$980,852	$954,542
Applied Product Technologies	653,245	588,080	559,635
Total sales	$1,875,410	$1,568,932	$1,514,177
Intersegment sales
Integrated Solutions and Services	$37,688	$20,966	$10,360
Applied Product Technologies	100,646	83,537	74,361
Total intersegment sales	$138,334	$104,503	$84,721
Sales to external customers
Integrated Solutions and Services	$1,184,477	$959,886	$944,182
Applied Product Technologies	552,599	504,543	485,274
Total sales	$1,737,076	$1,464,429	$1,429,456
Income from operations
Integrated Solutions and Services	$165,562	$147,251	$145,655
Applied Product Technologies	103,087	82,891	134,258
Corporate	(164,656)	(130,825)	(111,465)
Total income from operations	$103,993	$99,317	$168,448
Interest expense	(34,680)	(37,575)	(46,682)
Income before income taxes	$69,313	$61,742	$121,766
Income tax benefit (expense)	3,030	(10,080)	(7,371)
Net income	$72,343	$51,662	$114,395
Depreciation and amortization
Integrated Solutions and Services	$83,866	$70,585	$67,489
Applied Product Technologies	13,918	14,423	14,226
Corporate	29,786	28,656	25,553
Total depreciation and amortization	$127,570	$113,664	$107,268
Capital expenditures
Integrated Solutions and Services	$66,897	$60,407	$75,551
Applied Product Technologies	6,704	6,955	6,237
Corporate	8,444	7,931	6,668
Total Capital expenditures	$82,045	$75,293	$88,456

	September 30, 2022	September 30, 2021
Assets
Integrated Solutions and Services	$1,123,166	$887,265
Applied Product Technologies	653,244	656,362
Corporate	414,453	325,264
Total assets	$2,190,863	$1,868,891
Goodwill
Integrated Solutions and Services	$306,935	$233,830
Applied Product Technologies	166,637	173,546
Total goodwill	$473,572	$407,376
25. Earnings Per Share
The following table sets forth the computation of basic and diluted income from continuing operations per common share:

	Year Ended September 30,
(In thousands, except per share data)	2022	2021	2020
Numerator:
Net income attributable to Evoqua Water Technologies Corp.	$72,198	$51,482	$113,649
Denominator:
Denominator for basic net income per common share—weighted average shares	121,138	119,575	116,721
Effect of dilutive securities:
Share‑based compensation	3,744	3,368	4,342
Denominator for diluted net loss per common share—adjusted weighted average shares	124,882	122,943	121,063
Basic income per common share	$0.60	$0.43	$0.97
Diluted income per common share	$0.58	$0.42	$0.94
Because of their anti-dilutive effect, 474, 1,784, and 2,512 common share equivalents, comprised of employee stock options, have been excluded from the diluted EPS calculation for the years ended September 30, 2022, 2021, and 2020, respectively.
26. Subsequent Events
None.

Evoqua Water Technologies Corp.
Supplementary Financial Information

SCHEDULE I-Evoqua Water Technologies Corp.
(Parent company only)
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2022	September 30, 2021
ASSETS
Current assets	$67,403	$51,777
Due from affiliates	62,080	39,982
Cash and cash equivalents	5,202	11,681
Prepaid and other current assets	121	114
Investment in affiliate	600,064	517,479
Total assets	$667,467	$569,256
LIABILITIES AND EQUITY
Other current liabilities	305	—
Total liabilities	$305	$—

Common stock, par value $0.01: authorized 1,000,000 shares; issued 123,411 shares, outstanding 121,747 at September 30, 2022; issued 122,173 shares, outstanding 120,509 at September 30, 2021	1,235	1,223
Treasury stock: 1,664 shares at September 30, 2022 and 1,664 shares at September 30, 2021	(2,837)	(2,837)
Additional paid‑in capital	607,748	582,052
Retained earnings (deficit)	61,016	(11,182)
Total shareholders’ equity	$667,162	$569,256
Total liabilities and shareholder’s equity	$667,467	$569,256

SCHEDULE I-Evoqua Water Technologies Corp.
(Parent company only)
Condensed Statements of Operations
(In thousands)

	Year Ended September 30,
	2022	2021	2020
Other operating income (expense)	$8	$(1,073)	$16
General and administrative expense	(454)	(426)	(476)
Net income of subsidiaries	72,644	52,981	114,109
Income before taxes	72,198	51,482	113,649
Benefit for income taxes	—	—	—
Net income	$72,198	$51,482	$113,649

SCHEDULE 1-Evoqua Water Technologies Corp.
Condensed Statements of Cash Flows
(Parent company only)
(In thousands)

	Year Ended September 30,
	2022	2021	2020
Operating activities
Net income	$72,198	$51,482	$113,649
Adjustments to reconcile net income (loss) to net cash used in operating activities
Net income of subsidiaries	(72,644)	(52,981)	(114,109)
Foreign currency exchange gains on intercompany loans	—	—	(15)
Changes in assets and liabilities
Due from affiliates	(9,606)	(11,638)	5,842
Due to affiliates	—	—	(9,747)
Accrued expenses	305	—	160
Prepaids and other current assets	(7)	(36)	(24)
Net cash used in operating activities	$(9,754)	$(13,173)	$(4,244)
Investing activities
Contributed capital	$—	$—	$—
Net cash used in investing activities	$—	$—	$—
Financing activities
Proceeds from issuance of common stock	$9,556	$21,205	$18,927
Taxes paid related to net share settlements of share-based compensation awards	(6,281)	(1,323)	(9,832)
Net cash provided by financing activities	$3,275	$19,882	$9,095
Change in cash and cash equivalents	$(6,479)	$6,709	$4,851
Cash and cash equivalents
Beginning of period	11,681	4,972	121
End of period	$5,202	$11,681	$4,972

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
As of September 30, 2022 and September 30, 2021, EWT III had $620,317 and $511,105, respectively, of debt outstanding under the Senior Facilities. Under the terms of the credit agreements governing the Company’s senior secured credit facilities, EWT II has guaranteed the payment of all principal and interest. In the event of a default under our senior secured credit facilities, certain of the Company’s subsidiaries will be directly liable to the debt holders. The 2021 Term Loan matures on April 1, 2028. Subject to the terms of the 2021 Credit Agreement, to the extent not previously paid, any amount owed under the 2021 Revolving Credit Facility will become due and payable in full on April 1, 2026. The credit agreements governing the Company’s senior secured credit facilities also include restrictions on the ability of the Company and its subsidiaries to (i) incur additional indebtedness and liens in connection therewith; (ii) pay dividends and make certain other restricted payments; (iii) effect mergers or consolidations; (iv) enter into transactions with affiliates; (v) sell or dispose of property or assets; and (vi) engage in unrelated lines of business.
3. Dividends from Subsidiaries
There were no cash dividends paid to Evoqua Water Technologies Corp. from the Company’s consolidated subsidiaries of each of the periods ended September 30, 2022, 2021 and 2020.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

During the year ended September 30, 2022, the Company completed its acquisitions of the Mar Cor Business on January 3, 2022 and of Smith Engineering on July 1, 2022. The Company has not yet included the Mar Cor Business or Smith Engineering in its assessment of the effectiveness of its internal control over financial reporting. The Company is currently integrating the Mar Cor Business and Smith Engineering into its operations, compliance programs and internal control processes. Accordingly, pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include the Mar Cor Business or Smith Engineering. These acquisitions constituted approximately 11.0% of the Company’s total assets as of September 30, 2022, and approximately 7.7% of the Company’s net sales for the fiscal year ended September 30, 2022.

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
During the year ended September 30, 2022, the Company completed its acquisitions of the Mar Cor Business on January 3, 2022 and of Smith Engineering on July 1, 2022. The Company has not yet included the Mar Cor Business or Smith Engineering in its assessment of the effectiveness of its internal control over financial reporting. The Company is currently integrating the Mar Cor Business and Smith Engineering into its operations, compliance programs and internal control processes. Accordingly, pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include the Mar Cor Business or Smith Engineering.

These acquisitions constituted approximately 11.0% of the Company’s total assets as of September 30, 2022, and approximately 7.7% of the Company’s net sales for the fiscal year ended September 30, 2022.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2022.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth under the headings “Our Board of Directors,” “Our Executive Officers,” and “Corporate Governance—Standing Board Committees—Role of the Audit Committee” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2022 and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item is set forth under the headings “Non-Employee Director Compensation,” “Executive Compensation,” and “Corporate Governance—Standing Board Committees—Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2022 and is incorporated herein by reference. The information incorporated herein by reference to the section “Compensation Committee Report” under the heading “Executive Compensation” is deemed furnished hereunder.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2022 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the headings “Board Composition and Board Development-Director Independence,” “Corporate Governance-Standing Board Committees,” and “Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2022 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item is set forth under the headings “Independent Registered Public Accounting Firm’s Fees and Services” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2022 and is incorporated herein by reference.

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

10.3
First Amendment to the Receivables Financing Agreement among Evoqua Finance LLC, as borrower, Evoqua Water Technologies LLC, as initial servicer, and PNC Bank, National Association, as lender and administrative agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-K filed on November 17, 2021 (File No. 001-38272)).

10.4
Second Amendment to the Receivables Financing Agreement among Evoqua Finance LLC, as borrower, Evoqua Water Technologies LLC, as initial servicer, and PNC Bank, National Association, as lender and administrative agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K filed on November 17, 2021 (File No. 001-38272)).

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

10.27	†	Form of Amendment to Employment Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 22, 2018 (File No. 001-38272)).
10.28	†*	Evoqua Water Technologies Corp. Amended and Restated Non-Employee Director Compensation Policy.
10.29	†
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

10.32	†	Amended and Restated Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 6, 2020 (File No. 001-38272)).
10.33	†
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K filed on November 17, 2021 (File No. 001-38272)).

10.34	†	Form of Special Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 19, 2021 (File No. 001-38272)).
10.35	†	Form of Special Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on May 19, 2021 (File No. 001-38272)).

10.36	†
Form of Restricted Stock Unit Award-Notice of Grant under the Amended and Restated Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (for awards made after fiscal 2021) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on February 1, 2022 (File No. 001-38272)).

10.37	†
Form of Performance Share Unit Award-Notice of Grant under the Amended and Restated Evoqua Water Technologies Corp. 2017 Equity Incentive Plan (for awards made after fiscal 2021) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on February 1, 2022 (File No. 001-38272)).

10.38	†*	Evoqua Water Technologies Corp. Deferred Compensation Plan for Non-Employee Directors.
10.39	†*	Evoqua Water Technologies LLC Deferred Compensation Plan (Amended and Restated effective January 1, 2021).
10.40
Asset Purchase Agreement by and among Cantel Medical LLC, Cantel (Canada) Inc., Medivators Inc., Mar Cor Purification, Inc., Evoqua Water Technologies LLC, Evoqua Water Technologies Ltd., and, solely for purposes of Section 10.16, Evoqua Water Technologies Corp., dated December 20, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on February 1, 2022 (File No. 001-38272)).

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

EVOQUA WATER TECHNOLOGIES CORP.

November 16, 2022	/s/ RONALD C. KEATING
	By:	Ronald C. Keating
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ronald C. Keating	Chief Executive Officer and Director (Principal Executive Officer)	November 16, 2022
Ronald C. Keating

/s/ Benedict J. Stas	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 16, 2022
Benedict J. Stas

/s/ Gary A. Cappeline	Chairman of the Board and Director	November 16, 2022
Gary A. Cappeline

/s/ Nick Bhambri	Director	November 16, 2022
Nick Bhambri

/s/ Sherrese Clarke Soares	Director	November 16, 2022
Sherrese Clarke Soares

/s/ Lisa Glatch	Director	November 16, 2022
Lisa Glatch

/s/ Martin J. Lamb	Director	November 16, 2022
Martin J. Lamb

/s/ Julia A. Sloat	Director	November 16, 2022
Julia A. Sloat

/s/ Lynn C. Swann	Director	November 16, 2022
Lynn C. Swann

/s/ Peter M. Wilver	Director	November 16, 2022
Peter M. Wilver