Form 10-Q
period 2022-12-31
Evoqua Water Technologies Corp.
filed 2023-01-31
CIK 1604643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended
December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There were 122,186,155 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of January 26, 2023.

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
All of these forward‑looking statements are based on our current expectations, assumptions, estimates, and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward‑looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance, or achievements to differ materially from any future results, performance, or achievements expressed or implied by these forward‑looking statements or could affect our share price. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward‑looking statements include, among other things:
•the failure to complete the proposed transaction with Xylem Inc. (“Xylem”) (the “Merger”) on the anticipated terms and timing, or at all;
•the failure to obtain stockholder approvals or to satisfy any of the other conditions to the Merger on a timely basis or at all, or other delays in completing the Merger;
•the failure to obtain necessary regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Merger);
•the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the Company’s merger agreement with Xylem;
•the possibility that the Merger may be less accretive than expected, or may be dilutive;
•the possibility that the anticipated benefits of the Merger will not be realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where the Company and Xylem do business;
•the possibility that the Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
•diversion of management’s attention from ongoing business operations and opportunities, as a result of the Merger; the risk that stockholder litigation in connection with the Merger may affect the timing or occurrence of the Merger or result in significant costs of defense, indemnification and liability;
•the effect of the announcement of the Merger on our ability to maintain relationships with customers, suppliers, and other third parties; uncertainty as to the long-term value of Xylem common stock;
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
•our ability to retain our senior management, skilled technical, engineering, sales, and other key personnel and to attract and retain key talent in increasingly competitive labor markets, including as a result of the announcement of the Merger;
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
•our ability to execute on our strategies related to environmental, social, and governance matters, and achieve related goals and targets, including as a result of evolving standards, laws, regulations, processes, and assumptions, delayed scientific and technological developments, increased costs, and changes in carbon markets; and
•other risks and uncertainties, including those listed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as filed with the SEC on November 16, 2022, and in other filings we may make from time to time with the SEC.

All statements other than statements of historical fact included in this Report are forward-looking statements, including, but not limited to, certain plans, expectations, goals, projections, and statements about the benefits of the Merger, the expected timing of completion of the Merger, expectations for fiscal year 2023, expectations related to customer demand, our book to bill ratio, pricing initiatives, supply chain challenges, inflation, material and labor availability, and general macroeconomic conditions, and expectations with respect to the integration and performance of our recent acquisitions, including the realization of expected synergies.
Any forward-looking statements made in this Report speak only as of the date of this Report. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements made herein, whether as a result of new information, future events or otherwise after the date of this Report. These forward-looking statements should not be relied upon as representing the Company’s views as of any date subsequent to the date of this Report.

Part I - Financial Information

Item 1. Financial Statements

Evoqua Water Technologies Corp.
Consolidated Balance Sheets
(In thousands)

	(Unaudited)
	December 31, 2022	September 30, 2022
ASSETS
Current assets	$848,320	$831,389
Cash and cash equivalents	104,703	134,005
Receivables, net	301,128	305,712
Inventories, net	258,264	229,351
Contract assets	118,466	102,123
Prepaid and other current assets	65,324	59,971
Income tax receivable	435	227
Property, plant, and equipment, net	409,992	405,289
Goodwill	476,213	473,572
Intangible assets, net	307,747	317,733
Deferred income taxes, net of valuation allowance	4,200	5,841
Operating lease right-of-use assets, net	57,624	53,540
Other non‑current assets	103,261	103,499
Total assets	$2,207,357	$2,190,863
LIABILITIES AND EQUITY
Current liabilities	$486,837	$483,716
Accounts payable	219,886	213,518
Current portion of debt, net of deferred financing fees and discounts	19,322	17,266
Contract liabilities	77,589	62,439
Product warranties	6,881	6,740
Accrued expenses and other liabilities	156,846	178,272
Income tax payable	6,313	5,481
Non‑current liabilities	$990,788	$997,054
Long-term debt, net of deferred financing fees and discounts	852,469	863,534
Product warranties	3,346	3,465
Obligation under operating leases	47,399	43,961
Other non‑current liabilities	71,892	69,889
Deferred income taxes	15,682	16,205
Total liabilities	$1,477,625	$1,480,770
Commitments and Contingent Liabilities (Note 19)
Shareholders’ equity
Common stock, par value $0.01: authorized 1,000,000 shares; issued 123,567 shares, outstanding 121,903 at December 31, 2022; issued 123,411 shares, outstanding 121,747 at September 30, 2022	$1,237	$1,235
Treasury stock: 1,664 shares at December 31, 2022 and 1,664 shares at September 30, 2022	(2,837)	(2,837)
Additional paid-in capital	616,354	607,748
Retained earnings	70,284	61,016
Accumulated other comprehensive income, net of tax	44,694	42,931
Total shareholders’ equity	$729,732	$710,093
Total liabilities and shareholders’ equity	$2,207,357	$2,190,863
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended December 31,
	2022	2021
Revenue from product sales	$260,391	$212,568
Revenue from services	175,455	153,700
Revenue from product sales and services	$435,846	$366,268
Cost of product sales	(185,040)	(153,795)
Cost of services	(120,497)	(101,965)
Cost of product sales and services	$(305,537)	$(255,760)
Gross profit	$130,309	$110,508
General and administrative expense	(64,076)	(57,829)
Sales and marketing expense	(40,386)	(36,449)
Research and development expense	(3,835)	(3,452)
Total operating expenses	$(108,297)	$(97,730)
Other operating income	1,297	1,657
Other operating expense	(77)	(147)
Income before interest expense and income taxes	$23,232	$14,288
Interest expense	(10,074)	(6,579)
Income before income taxes	$13,158	$7,709
Income tax expense	(3,890)	(1,621)
Net income	$9,268	$6,088
Net income attributable to non‑controlling interest	—	101
Net income attributable to Evoqua Water Technologies Corp.	$9,268	$5,987
Basic income per common share	$0.08	$0.05
Diluted income per common share	$0.07	$0.05
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended December 31,
	2022	2021
Net income	$9,268	$6,088
Other comprehensive income (loss)
Foreign currency translation adjustments	3,562	1,609
Unrealized derivative (loss) gain on cash flow hedges, net of tax	(1,786)	6,581
Change in pension liability, net of tax	(13)	169
Total other comprehensive income	$1,763	$8,359
Less: Comprehensive income attributable to non‑controlling interest	—	(101)
Comprehensive income attributable to Evoqua Water Technologies Corp.	$11,031	$14,346
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Changes in Equity
(In thousands)

	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at September 30, 2022	123,411	$1,235	1,664	$(2,837)	$607,748	$61,016	$42,931	$—	$710,093
Equity based compensation expense	—	—	—	—	6,196	—	—	—	$6,196
Issuance of common stock, net	156	2	—	—	2,410	—	—	—	$2,412
Net income	—	—	—	—	—	9,268	—	—	$9,268
Other comprehensive income	—	—	—	—	—	—	1,763	—	$1,763
Balance at December 31, 2022	123,567	$1,237	1,664	$(2,837)	$616,354	$70,284	$44,694	$—	$729,732

	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at September 30, 2021	122,173	$1,223	1,664	$(2,837)	$582,052	$(11,182)	$11,415	$1,548	$582,219
Equity based compensation expense	—	—	—	—	5,203	—	—	—	$5,203
Issuance of common stock, net	199	2	—	—	822	—	—	—	$824
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(100)	$(100)
Net income	—	—	—	—	—	5,987	—	101	$6,088
Other comprehensive income	—	—	—	—	—	—	8,359	—	$8,359
Balance at December 31, 2021	122,372	$1,225	1,664	$(2,837)	$588,077	$(5,195)	$19,774	$1,549	$602,593
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended December 31,
	2022	2021
Operating activities
Net income	$9,268	$6,088
Reconciliation of net income to cash flows (used in) provided by operating activities:
Depreciation and amortization	33,248	28,640
Amortization of deferred financing fees	476	467
Deferred income taxes	1,852	251
Share-based compensation	6,196	5,203
Gain on sale of property, plant, and equipment	(836)	(4)
Foreign currency exchange (gains) losses on intercompany loans and other non-cash items	(8,184)	1,502
Changes in assets and liabilities
Accounts receivable	6,839	41,309
Inventories	(26,082)	(16,021)
Contract assets	(15,790)	(12,189)
Prepaids and other current assets	(2,326)	(3,797)
Accounts payable	5,290	11,241
Accrued expenses and other liabilities	(24,916)	(16,953)
Contract liabilities	14,711	(2,887)
Income taxes	416	(338)
Other non‑current assets and liabilities	(1,435)	(6,132)
Net cash (used in) provided by operating activities	$(1,273)	$36,380
Investing activities
Purchase of property, plant, and equipment	$(22,742)	$(15,540)
Purchase of intangibles	(1,120)	(664)
Proceeds from sale of property, plant, and equipment	1,674	1,370
Acquisitions	1,716	—
Net cash used in investing activities	$(20,472)	$(14,834)
Financing activities
Borrowing of debt	$23,700	$5,949
Repayment of debt	(33,185)	(19,378)
Repayment of finance lease obligation	(3,905)	(3,174)
Proceeds from issuance of common stock	2,868	2,085
Taxes paid related to net share settlements of share-based compensation awards	(390)	(1,261)
Distribution to non‑controlling interest	—	(100)
Net cash used in financing activities	$(10,912)	$(15,879)
Effect of exchange rate changes on cash	3,355	614
Change in cash and cash equivalents	(29,302)	6,281
Cash and cash equivalents
Beginning of period	$134,005	$146,244
End of period	$104,703	$152,525
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Supplemental Disclosure of Cash Flow Information
(In thousands)

	Three Months Ended December 31,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid for taxes	$1,989	$1,654
Cash paid for interest	$8,990	$5,706
Non‑cash investing and financing activities
Finance lease transactions	$3,311	$2,700
Operating lease transactions	$6,863	$1,152
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
The interim Unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. In our opinion, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. We consistently applied the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as filed with the SEC on November 16, 2022 (“2022 Annual Report”), in preparing these Unaudited Consolidated Financial Statements, with the exception of accounting standard updates described in Note 2, “Recent Accounting Pronouncements.” These Unaudited Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes included in our 2022 Annual Report. Certain prior period amounts have been reclassified to conform to the current period presentation.
Proposed Merger with Xylem Inc.
On January 22, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Xylem Inc., an Indiana corporation (“Xylem”), and Fore Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Xylem (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and as a direct, wholly owned subsidiary of Xylem (the “Merger”).
At the effective time of the Merger (the “Effective Time”) and upon consummation of the Merger, subject to the terms and conditions set forth in the Merger Agreement, each share of the common stock, par value $0.01 per share, of the Company issued and outstanding immediately prior to the Effective Time (other than treasury shares held by the Company and shares of the Company’s common stock owned, directly or indirectly, by Xylem or Merger Sub) will be converted into and become exchangeable for 0.48 shares of common stock, par value $0.01 per share, of Xylem (the “Xylem Shares”) to be issued by Xylem as consideration for the Merger. Cash will be issued in lieu of fractional shares.

Upon the closing of the Merger, legacy Company stockholders will own approximately 25% and legacy Xylem shareholders will own approximately 75% of the combined company.
The consummation of the Merger is subject to the satisfaction or waiver of certain customary mutual conditions, including (a) the receipt of the required approvals from the Company’s stockholders and Xylem’s shareholders, (b) receipt of required regulatory approvals under antitrust and foreign investment laws in applicable jurisdictions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Act (collectively, “Regulatory Clearances”), (c) the absence of any temporary or permanent order, injunction, law or other legal restraint prohibiting or making illegal the consummation of the Merger, (d) the Xylem Shares issuable to the stockholders of the Company in connection with the Merger having been approved for listing on the New York Stock Exchange, subject to official notice of issuance, and (e) Xylem’s registration statement on Form S-4 having been declared effective under the Securities Act of 1933. The obligation of each party to consummate the Merger is also conditioned upon (a) the accuracy of the representations and warranties of the other party as of the date of the Merger Agreement and as of the closing (subject to customary materiality qualifiers) and (b) compliance by the other party in all material respects with its respective pre-closing obligations under the Merger Agreement.
The Merger Agreement contains certain termination rights that may be exercised by either the Company or Xylem. In certain of those cases, we may be required to pay Xylem a termination fee of $225,000.
In connection with the Merger, we recognized costs of $200 for the three months ended December 31, 2022, in General and administrative expenses in the Unaudited Consolidated Statements of Operations.
For further information on the Merger Agreement, refer to the Merger Agreement, a copy of which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on January 23, 2023.

2. Recent Accounting Pronouncements
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
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends Accounting Standards Codification (“ASC”) 805 to require an acquirer to, at the date of acquisition, recognize and measure contract assets and contract liabilities acquired in accordance with ASU 2014-9, Revenue from Contracts with Customers (Topic 606) (“Topic 606”), as if the entity had originated the contracts, rather than adjust them to fair value at the acquisition date. The guidance is effective for fiscal years beginning after December 15, 2022 and is to be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is currently assessing the impact of adoption on the Company’s Unaudited Consolidated Financial Statements and related disclosures.
Accounting Pronouncements Recently Adopted
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This ASU is one of the subsequent amendments to ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Revenue Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The objective of the guidance in Topic 848 is to provide temporary relief during the transition period. Because the current relief in Topic 848 may not cover a period of time during which a significant number of modifications may take place, ASU 2022-06 was issued to defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company adopted ASU 2022-06 during the three months ended December 31, 2022 and the adoption did not have a material impact on the Company’s Unaudited Consolidated Financial Statements and related disclosures.
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
The following provides TWO’s summarized financial information for the three months ended December 31, 2021. As a result of the acquisition of the remaining partnership interest in TWO on April 1, 2022, there is no summarized financial information for the three months ended December 31, 2022.

Three Months Ended December 31, 2021
Total revenue	$845
Total operating expenses	(737)
Income from operations	$108
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
The following provides Frontier’s summarized financial information for the three months ended December 31, 2021. As a result of the acquisition of the remaining equity interest in Frontier on April 1, 2022, there is no summarized financial information for the three months ended December 31, 2022.

Three Months Ended December 31, 2021
Total revenue	$6,949
Total operating expenses	(5,986)
Income from operations	$963
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
On July 15, 2022, the Company completed the acquisition of Epicor, Inc. (“Epicor”) for $4,339 cash paid at closing. During the three months ended December 31, 2022, the Company paid cash of $38 to the seller as a result of net working capital adjustments. Epicor has supplied specialty resins for power steam system treatment for fifty years. The resins provide a cost-effective and efficient method for creating and maintaining a continual supply of ultra-pure water for power plants. Epicor is included within the Integrated Solutions and Services segment.

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

The acquisition of Smith Engineering has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. Due to the nature of the net assets acquired, at December 31, 2022, the valuation process to determine fair values is not complete and further adjustments are expected in the remainder of fiscal year 2023. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price allocation adjustments will be recorded during the measurement period, but no later than one year from the date of the acquisition.

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

On December 20, 2021, the Company and its indirect wholly-owned subsidiaries Evoqua Water Technologies LLC (“EWT LLC”) and Evoqua Water Technologies Ltd. (together with EWT LLC, the “Buyer”) entered into an Asset Purchase Agreement (the “Agreement”) with Cantel Medical LLC, Mar Cor Purification, Inc., and certain of their affiliates (collectively, the “Sellers”), each wholly-owned subsidiaries of Steris plc, pursuant to which the Buyer agreed to acquire certain assets of the Sellers and assume certain liabilities of the Sellers that are owned or used or arise in connection with the global operation of the Sellers’ renal business (the “Mar Cor Business”) for an aggregate purchase price of $196,300 in cash at closing (the “Purchase Price”), subject to customary adjustments, including for working capital (the “Transaction”). On January 3, 2022, the Company completed the Transaction to acquire the Mar Cor Business for $194,976 paid in cash at closing, following adjustments. During the three months ended December 31, 2022, the Company received cash of $1,754 from the Sellers as a result of net working capital adjustments, thus resulting in a final purchase price of $193,222. The Company utilized cash on hand and borrowed an additional $160,000 under the 2021 Revolving Credit Facility (as defined below) to fund the Transaction. The Mar Cor Business is included within the Integrated Solutions and Services segment.

The Purchase Price includes a $12,300 earn out, which is being held in escrow and will be paid, pro rata, to the Sellers if the Mar Cor Business meets certain sales performance goals through December 31, 2022 (the “Earn Out”). Determination of the level of achievement of the performance goals is subject to certification by the Sellers. Any portion of the Earn Out not paid to the Sellers during the first year following closing of the Transaction will be returned to the Buyer. A Monte Carlo simulation was performed to determine the fair value of an Earn Out asset for the amount expected to be received back from escrow based on the forecasted achievement of the sales performance goals associated with the Earn Out as of the acquisition date. See Note 6, Fair Value Measurements, for further discussion. In addition to the amount held in escrow for the earn out, approximately $12,965 of the Purchase Price was placed into an escrow account, of which $9,815 is to secure general indemnification claims against the Sellers and $3,150 is for net working capital adjustments.

The acquisition of the Mar Cor Business has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date.

The opening balance sheet for the Mar Cor Business is summarized as follows:

Receivables, net	$21,275
Inventories, net	32,350
Earn Out asset	7,824
Other current assets	1,844
Property, plant, and equipment, net	19,150
Goodwill	67,000
Intangible assets, net	57,094
Other non-current assets	7,694
Total assets acquired	$214,231
Current liabilities	(15,467)
Non-current liabilities	(5,542)
Total liabilities assumed	$(21,009)
Net assets acquired	$193,222
5. Revenue
Performance Obligations
The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations if the product has an alternative use and the Company does not have an enforceable right to payment for the performance completed to date, including a normal profit margin, in the event of termination for convenience. The Company maintains a backlog of confirmed orders, which totaled approximately $398,960 at December 31, 2022. This backlog represents the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that the majority of these performance obligations will be satisfied within the next twelve to twenty-four months.
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
Information regarding the source of revenue:

	Three Months Ended December 31,
	2022	2021
Revenue from contracts with customers recognized under Topic 606	$391,431	$317,771
Other(1)	44,415	48,497
Total	$435,846	$366,268
(1)     Other revenue relates to revenue recognized pursuant to ASU 2016-02, Leases (Topic 842), primarily attributable to long term rentals.

Information regarding revenue disaggregated by source of revenue and segment is as follows:

	Three Months Ended December 31,
	2022	2021
Integrated Solutions and Services
Capital	$77,646	$67,102
Aftermarket	57,440	29,298
Service	170,340	148,646
Total	$305,426	$245,046
Applied Product Technologies
Capital	$88,065	$83,884
Aftermarket	37,240	32,284
Service	5,115	5,054
Total	$130,420	$121,222
Total Revenue
Capital	$165,711	$150,986
Aftermarket	94,680	61,582
Service	175,455	153,700
Total	$435,846	$366,268

Information regarding revenue disaggregated by geographic area is as follows:

	Three Months Ended December 31,
	2022	2021
United States	$361,222	$294,708
Asia	34,521	30,905
Europe	24,487	25,629
Canada	13,174	12,661
Australia	2,442	2,365
Total	$435,846	$366,268
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

The tables below provide a roll-forward of contract assets and contract liabilities balances for the periods presented:

	Three Months Ended December 31,
Contract assets(a)	2022	2021
Balance at beginning of period	$102,123	$72,746
Recognized in current period	91,519	120,387
Reclassified to accounts receivable	(74,004)	(108,684)
Foreign currency	(1,172)	533
Balance at end of period	$118,466	$84,982
(a)     Excludes receivable balances which are disclosed on the Consolidated Balance Sheets.

	Three Months Ended December 31,
Contract Liabilities	2022	2021
Balance at beginning of period	$62,439	$55,883
Recognized in current period	82,819	100,017
Amounts in beginning balance reclassified to revenue	(49,264)	(43,266)
Current period amounts reclassified to revenue	(20,530)	(59,653)
Foreign currency	2,125	41
Balance at end of period	$77,589	$53,022
6. Fair Value Measurements
As of December 31, 2022 and September 30, 2022, the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximated carrying values due to the short maturity of these items.
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

	Net Asset Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2022
Assets:
Pension plan
Cash	$—	$950	$—	$—
Global Multi-Asset Fund	12,764	—	—	—
Government Securities	1,639	—	—	—
Liability Driven Investment	1,624	—	—	—
Guernsey Unit Trust	2,216	—	—	—
Global Absolute Return	1,423	—	—	—
Deferred compensation plan assets
Cash	—	1,017	—	—
Mutual Funds	—	14,376	—	—
Earn-out assets related to acquisitions	—	—	—	12,300
Interest rate swaps	—	—	47,402	—
Foreign currency forward contracts	—	—	156	—
Commodity swaps	—	—	1	—
Liabilities:
Pension plan	—	—	(28,971)	—
Deferred compensation plan liabilities	—	—	(21,594)	—
Total return swaps—deferred compensation	—	—	(153)	—
Long‑term debt	—	—	(877,898)	—
Foreign currency forward contracts	—	—	(414)	—

	Net Asset Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2022
Assets:
Pension plan
Cash	$—	$40	$—	$—
Global Multi-Asset Fund	11,632	—	—	—
Government Securities	3,343	—	—	—
Liability Driven Investment	928	—	—	—
Guernsey Unit Trust	2,048	—	—	—
Global Absolute Return	1,299	—	—	—
Deferred compensation plan assets
Cash	—	902	—	—
Mutual Funds	—	12,330	—	—
Earn-out assets related to acquisitions	—	—	—	11,597
Interest rate swaps	—	—	49,952	—
Foreign currency forward contracts	—	—	507	—
Liabilities:
Pension plan	—	—	(26,654)	—
Deferred compensation plan liabilities	—	—	(20,081)	—
Total return swaps—deferred compensation	—	—	(632)	—
Long‑term debt	—	—	(884,517)	—
Foreign currency forward contracts	—	—	(872)	—
Commodity swaps	—	—	(7)	—
The pension plan assets and liabilities and deferred compensation plan assets and liabilities are included in Other non‑current assets and Other non‑current liabilities at December 31, 2022 and September 30, 2022. The unrealized loss on mutual funds was $2,226 at December 31, 2022.
The Company records contingent consideration arrangements at fair value on a recurring basis, and the associated balances presented as of December 31, 2022 and September 30, 2022 are earn-outs related to acquisitions. The fair value of earn-outs related to acquisitions is based on significant unobservable inputs including the achievement of certain performance metrics. Significant changes in these inputs would result in corresponding increases or decreases in the fair value of the earn-out each period until the related contingency has been resolved. Changes in the fair value of the contingent consideration obligations and assets can result from adjustments in the probability of achieving future development steps, sales targets and profitability and are recorded in General and administrative expenses in the Unaudited Consolidated Statements of Operations. As a result of the Mar Cor Business acquisition on January 3, 2022, the Company recorded an Earn Out asset for $7,824 which represented the fair value of amounts expected to be received back from escrow based on the forecasted achievement of certain sales performance goals at the acquisition date. During the year ended September 30, 2022, the Company recorded an increase in the fair value of the Earn Out asset of $3,773 based on updated forecast information. During the three months ended December 31, 2022, the Company recorded an increase in the fair value of the Earn Out asset of $703 based on results of sales performance goals. As of December 31, 2022 and September 30, 2022, the Earn Out asset related to the Mar Cor Business acquisition totaled $12,300 and $11,597, respectively, and is included in Prepaid and other current assets on the Consolidated Balance Sheets.

7. Accounts Receivable
Accounts receivable are summarized as follows:

	December 31, 2022	September 30, 2022
Accounts receivable	$308,024	$312,600
Allowance for credit losses	(6,896)	(6,888)
Receivables, net	$301,128	$305,712
The movement in the allowance for credit losses was as follows for the three months ended December 31, 2022:

Balance at September 30, 2022	$(6,888)
Charged to costs and expenses	(266)
Write-offs	298
Foreign currency and other	(40)
Balance at December 31, 2022	$(6,896)
8. Inventories
The major classes of Inventories, net are as follows:

	December 31, 2022	September 30, 2022
Raw materials and supplies	$140,368	$120,532
Work in progress	38,589	36,499
Finished goods and products held for resale	87,361	80,811
Costs of unbilled projects	3,342	2,309
Reserves for excess and obsolete	(11,396)	(10,800)
Inventories, net	$258,264	$229,351

9. Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	December 31, 2022	September 30, 2022
Machinery and equipment	$397,656	$401,334
Rental equipment	274,408	267,345
Land and buildings	84,100	82,985
Construction in process	83,002	72,184
	839,166	823,848
Less: accumulated depreciation	(429,174)	(418,559)
Property, plant, and equipment, net	$409,992	$405,289
Depreciation expense and maintenance and repairs expense for the three months ended December 31, 2022 and 2021 were as follows:

	Three Months Ended December 31,
	2022	2021
Depreciation expense	$21,039	$19,320
Maintenance and repair expense	8,230	6,119
10. Goodwill
Changes in the carrying amount of goodwill are as follows:

	Integrated Solutions and Services	Applied Product Technologies	Total
Balance at September 30, 2022	$306,935	$166,637	$473,572
Measurement period adjustment	(1,754)	—	(1,754)
Foreign currency translation	582	3,813	4,395
Balance at December 31, 2022	$305,763	$170,450	$476,213
As of December 31, 2022 and September 30, 2022, $248,779 and $250,636, respectively, of goodwill was deductible for tax purposes.

11. Debt
Long‑term debt, including accrued interest, consists of the following:

	December 31, 2022	September 30, 2022
2021 Term Loan, due April 1, 2028 (1)	$467,900	$469,063
2021 Revolving Credit Facility, due April 1, 2026 (2)	136,502	151,254
Securitization Facility, due April 1, 2024 (3)	150,282	150,201
Equipment Financing, due September 30, 2023 to September 30, 2032, interest rates ranging from 3.59% to 8.07%	126,503	120,155
Total debt	881,187	890,673
Less unamortized deferred financing fees	(9,396)	(9,873)
Total net debt	871,791	880,800
Less current portion	(19,322)	(17,266)
Total long‑term debt	$852,469	$863,534
(1)The interest rate on the 2021 Term Loan was 6.38% as of December 31, 2022, comprised of 4.13% LIBOR plus a 2.25% spread. Includes accrued interest of $25 and $0 at December 31, 2022 and September 30, 2022, respectively.
(2)The 2021 Revolving Credit Facility includes $136,000 outstanding with an interest rate of 6.33% as of December 31, 2022, comprised of 4.13% LIBOR plus a 2.20% spread. Includes accrued interest of $502 and $254, at December 31, 2022 and September 30, 2022, respectively.
(3)The interest rate on the Securitization Facility was 5.64% as of December 31, 2022, comprised of 4.39% LIBOR plus a 1.25% spread. Includes accrued interest of $282 and $201 at December 31, 2022 and September 30, 2022, respectively.

2021 Credit Agreement
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

The 2021 Credit Agreement contains customary representations, warranties, affirmative covenants, and negative covenants, including, among other things, a springing maximum first lien leverage ratio of 5.55 to 1.00. The Company did not exceed this ratio during the three months ended December 31, 2022, does not anticipate exceeding this ratio during the year ending September 30, 2023, and therefore does not anticipate any additional repayments during the year ending September 30, 2023.
The following table summarizes the amount of the Company’s outstanding borrowings and outstanding letters of credit under the 2021 Revolving Credit Facility as of December 31, 2022 and September 30, 2022.

	December 31, 2022	September 30, 2022
Borrowing availability	$350,000	$350,000
Outstanding borrowings	136,000	151,000
Outstanding letters of credit	8,760	9,317
Unused amounts	$205,240	$189,683

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
The Receivables Securitization Program contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the receivables being sold by the Originators and securing the loans made by the Receivables Financing Lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. The Company was in compliance with all covenants during the three months ended December 31, 2022, does not anticipate becoming noncompliant during the year ending September 30, 2023, and therefore, subject to limitations arising from collateral availability, does not anticipate any additional repayments during the year ending September 30, 2023.
Equipment Financings
During the three months ended December 31, 2022, the Company completed the following equipment financings:

Date Entered	Due	Interest Rate as of December 31, 2022	Principal Amount
December 30, 2022	September 30, 2032(1)	5.30%	$1,452
December 19, 2022	May 31, 2029(2)	5.03%	2,041
October 31, 2022	June 30, 2029	6.33%	6,208
			$9,701
(1)Represents an advance received from the lender on a multiple draw term loan in which the Company is making interest only payments through September 30, 2023 based on an interest rate of 5.30% including a 3.05% Bloomberg Short-Term Bank Yield Index plus a 2.25% spread as of December 31, 2022.
(2)Represents an advance received from the lender on a multiple draw term loan in which the Company is making interest only payments through December 30, 2022 based on a 2.28% Secured Overnight Financing Rate plus a 2.75% spread.

The Company has secured financing agreements that require providing a security interest in specified equipment and, in some cases, the underlying contract and related receivables. As of December 31, 2022 and September 30, 2022, the gross and net amounts of those assets are included on the Consolidated Balance Sheets as follows:

	December 31, 2022		September 30, 2022
	Gross	Net	Gross	Net
Property, plant, and equipment, net
Machinery and equipment	$79,965	$55,996	$86,294	$62,459
Construction in process	16,531	16,531	14,201	14,201
Receivables, net	793	793	108	108
Prepaid and other current assets	3,147	3,147	3,276	3,276
Other non‑current assets	54,057	53,718	51,877	51,550
	$154,493	$130,185	$155,756	$131,594
Deferred Financing Fees and Discounts
Deferred financing fees and discounts related to the Company’s long-term debt were included as a contra liability to debt on the Consolidated Balance Sheets as follows:

	December 31, 2022	September 30, 2022
Current portion of deferred financing fees and discounts(1)	$(1,906)	$(1,899)
Long-term portion of deferred financing fees and discounts(2)	(7,490)	(7,974)
Total deferred financing fees and discounts	$(9,396)	$(9,873)
(1)Included in Current portion of debt, net of deferred financing fees and discounts on the Consolidated Balance Sheets.
(2)Included in Long-term debt, net of deferred financing fees and discounts on the Consolidated Balance Sheets.
Amortization of deferred financing fees and discounts included in interest expense was $476 and $467 for the three months ended December 31, 2022 and 2021.
Repayment Schedule
Aggregate maturities of all long‑term debt, including current portion of long‑term debt and excluding finance lease obligations as of December 31, 2022, are presented below:

Fiscal Year
Remainder of 2023	$16,245
2024	169,620
2025	21,224
2026	160,581
2027	22,304
Thereafter	491,213
Total	$881,187

12. Derivative Financial Instruments
Interest Rate Risk Management
The Company is subject to market risk exposure arising from changes in interest rates on the senior secured credit facilities as well as variable rate equipment financings, which bear interest at rates that are indexed against LIBOR. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to mitigate its exposure to rising interest rates. As of December 31, 2022, the notional amount of the Company’s interest rate swaps was $540,000.
Foreign Currency Risk Management
The Company’s functional currency is the U.S. dollar. By operating internationally, the Company is subject to foreign currency translation risk associated with converting the foreign operations’ financial statements into U.S. dollars transactions denominated in currencies other than the U.S. dollar (“foreign currencies”). The Company is also subject to currency risk from transactions denominated in foreign currencies. To mitigate cross-currency transaction risk, the Company analyzes significant exposures where it has receipts or payments in a currency other than the functional currency of its operations, and from time to time may strategically enter into short-term foreign currency forward contracts to lock in some or all of the cash flows associated with these transactions. The Company uses foreign currency derivative contracts in order to manage the effect of exchange fluctuations on forecasted sales and purchases that are denominated in foreign currencies. To mitigate the impact of foreign exchange rate risk, the Company entered into a series of forward contracts designated as cash flow hedges. As of December 31, 2022, the notional amount of the forward contracts was $16,924.

Equity Price Risk Management
The Company is exposed to variability in compensation charges related to certain deferred compensation obligations to employees. Equity price movements affect the compensation expense as certain investments made by the Company’s employees in the deferred compensation plan are revalued. Although not designated as accounting hedges, the Company utilizes derivatives such as total return swaps to economically hedge a portion of this exposure and offset the related compensation expense. As of December 31, 2022, the notional amount of the total return swaps was $4,702.
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
Derivatives Designated as Cash Flow Hedges
The following represents the fair value recorded for derivatives designated as cash flow hedges for the periods presented:

		Asset Derivatives
	Balance Sheet Location	December 31, 2022	September 30, 2022
Interest rate swaps	Prepaid and other current assets	$22,277	$19,186
Foreign currency forward contracts	Prepaid and other current assets	156	467
Commodity swaps	Prepaid and other current assets	1	—
Interest rate swaps	Other non‑current assets	25,125	30,766

		Liability Derivatives
	Balance Sheet Location	December 31, 2022	September 30, 2022
Foreign currency forward contracts	Accrued expenses and other current liabilities	385	872
Commodity swaps	Accrued expenses and other current liabilities	—	7
The following represents the amount of gain (loss) recognized in Accumulated other comprehensive income (loss) (“AOCI”) (net of tax) during the periods presented:

	Three Months Ended December 31,
	2022	2021
Interest rate swaps	$2,099	$5,871
Foreign currency forward contracts	(389)	(18)
Commodity swaps	8	20
	$1,718	$5,873
The following represents the amount of gain (loss) reclassified from AOCI into earnings during the periods presented:

	Three Months Ended December 31,
Location of (Loss) Gain	2022	2021
Cost of product sales and services	$(106)	$(85)
General and administrative expense	(402)	(7)
Selling and marketing expense	—	1
Interest expense	4,012	(617)
	$3,504	$(708)
Based on the fair value amounts of the Company’s cash flow hedges at December 31, 2022, the Company expects that approximately $196 of pre-tax net losses will be reclassified from AOCI into earnings during the next twelve months. The amount ultimately realized, however, will differ as exchange rates vary and the underlying contracts settle.
Derivatives Not Designated as Hedging Instruments
The following represents the fair value recorded for derivatives not designated as cash flow hedges for the periods presented:

		Asset Derivatives
	Balance Sheet Location	December 31, 2022	September 30, 2022
Foreign currency forward contracts	Prepaid and other current assets	$—	$40

		Liability Derivatives
	Balance Sheet Location	December 31, 2022	September 30, 2022
Total return swaps—deferred compensation	Accrued expenses and other current liabilities	$153	$632
Foreign currency forward contracts	Accrued expenses and other current liabilities	29	—

The following represents the amount of gain recognized in earnings for derivatives not designated as hedges during the periods presented:

	Three Months Ended December 31,
Location of Gain	2022	2021
General and administrative expense	$375	$311
	$375	$311
13. Product Warranties
A reconciliation of the activity related to the accrued warranty, including both the current and long‑term portions, is as follows:

	Current Product Warranties		Non-Current Product Warranties
	Three Months Ended December 31,		Three Months Ended December 31,
	2022	2021	2022	2021
Balance at beginning of the period	$6,740	$8,138	$3,465	$2,966
Warranty provision for sales	758	1,188	206	201
Settlement of warranty claims	(645)	(1,262)	(415)	(219)
Foreign currency translation and other	28	(171)	90	(46)
Balance at end of the period	$6,881	$7,893	$3,346	$2,902
14. Restructuring and Related Charges
To better align its resources with its growth strategies and reduce its cost structure, the Company commits to various restructuring plans as necessary. The Company has undertaken various restructuring initiatives, including activities to reduce the cost structure and rationalize location footprint, particularly following the sale of the Memcor product line, transitioning from a three-segment structure to a two-segment operating model designed to better serve the needs of customers worldwide, and various initiatives within the Integrated Solutions and Services segment to drive efficiency and effectiveness in certain divisions.
The Company currently expects to incur in future periods approximately $3,700 to $4,700 of costs related to restructuring programs initiated in prior periods.
The table below sets forth the amounts accrued for the restructuring components and related activity:

	Three Months Ended December 31,
	2022	2021
Balance at beginning of the period	$658	$304
Restructuring charges following the sale of the Memcor product line	19	207
Restructuring charges related to two-segment realignment	—	164
Restructuring charges related to other initiatives	1,560	766
Release of prior reserves	(26)	(21)
Cash payments	(1,050)	(1,138)
Other adjustments	1	—
Balance at end of the period	$1,162	$282
The balances for accrued restructuring liabilities at December 31, 2022 and September 30, 2022, are recorded in Accrued expenses and other liabilities on the Consolidated Balance Sheets. Restructuring charges primarily represent severance charges and other employee costs, fixed asset write-offs, and certain relocation expenses. The Company expects to pay the remaining amounts accrued as of December 31, 2022 during the remainder of fiscal 2023.
The table below sets forth the location of amounts recorded above on the Unaudited Consolidated Statements of Operations:

	Three Months Ended December 31,
	2022	2021
Cost of product sales and services	$739	$222
General and administrative expense	668	894
Sales and marketing expense	146	—
	$1,553	$1,116
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
The components of net periodic benefit cost for the plans were as follows:

	Three Months Ended December 31,
	2022	2021
Service cost	$137	$232
Interest cost	196	108
Expected return on plan assets	(108)	(132)
Amortization of actuarial (gains) losses	(13)	169
Pension expense for defined benefit plans	$212	$377
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

Annual Effective Tax Rate
The PAETR, which excludes the impact of discrete items, was 31.8% and 23.1% as of the three months ended December 31, 2022 and 2021, respectively. For the three months ended December 31, 2022, the PAETR was higher than the U.S. federal statutory rate of 21.0% primarily due to the mix of earnings between countries, most of which have higher statutory rates than the U.S., state income tax expense, projected Global Intangible Low Tax Income inclusion, and non-deductible expenses primarily incurred in the U.S. The PAETR at December 31, 2021 was favorably impacted by maintaining a valuation allowance on U.S. deferred tax assets. On September 30, 2022, the valuation allowance on U.S. deferred tax assets was reversed. As a result, the December 31, 2022 PAETR is higher than the PAETR at December 31, 2021.
Current and Prior Period Tax Expense
For the three months ended December 31, 2022, the Company recognized income tax expense of $3,890 on pretax income of $13,158. The rate of 29.6% differed from the U.S. statutory rate of 21.0% as the mix of earnings between countries, most of which have higher statutory tax rates than the U.S., state income tax expense, projected Global Intangible Low Tax Income inclusion, and non-deductible expenses primarily incurred in the U.S.
For the three months ended December 31, 2021, the Company recognized income tax expense of $1,621 on pretax income of $7,709. The rate of 21.0% was in line with the U.S. statutory rate of 21.0% as the mix of earnings between countries, most of which have higher statutory tax rates than the U.S., was mostly offset by the impact of maintaining a U.S. valuation allowance provided on U.S. deferred tax assets.
At December 31, 2022 and 2021, the Company had gross unrecognized tax benefits of $1,614 and $1,628 respectively.
17. Share-Based Compensation
The Company designs equity compensation plans to attract and retain employees while also aligning employees’ interests with the interests of the Company’s shareholders. In addition, members of the Company’s Board of Directors (the “Board”) participate in equity compensation plans in connection with their service on the Board.

The Company established the Evoqua Water Technologies Corp. Stock Option Plan (the “Stock Option Plan”) on March 6, 2014. The plan allows certain management employees and the Board to purchase shares in the Company. Under the Stock Option Plan, the number of shares available for award was 11,083. As of December 31, 2022, there were approximately 2,177 shares available for future grants, however, the Company does not currently intend to make additional grants under the Stock Option Plan.
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

As of December 31, 2022, there were approximately 3,576 shares available for grants under the Equity Incentive Plan.

Outstanding option awards vest ratably at 25% per year, and are exercisable on and after vesting. The options granted have a ten-year contractual term.

A summary of the stock option activity, including stock appreciation rights, as of December 31, 2022 is presented below:

(In thousands, except per share amounts)	Options	Weighted Average Exercise Price/Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2022	4,265	$14.74	5.2 years	$78,218
Granted	4	42.42
Exercised	(71)	14.07
Forfeited	—	24.76
Outstanding at December 31, 2022	4,198	$14.77	5.0 years	$104,245
Options exercisable at December 31, 2022	3,154	$12.48	4.2 years	$85,523
Options vested and expected to vest at December 31, 2022	4,194	$14.76	5.0 years	$104,179
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the three months ended December 31, 2022 was $2,014.

A summary of the status of the Company's unvested stock options as of and for the three months ended December 31, 2022 is presented below.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Unvested at beginning of period	1,042	$6.82
Granted	4	21.39
Vested	(2)	12.63
Forfeited	—	8.98
Unvested at end of period	1,044	$6.88
The total fair value of options vested during the three months ended December 31, 2022, was $13.

During the three months ended December 31, 2022, the Company granted RSUs and performance share units under the Equity Incentive Plan to certain employees of the Company. The final number of performance share units that may be earned is dependent on the Company’s achievement of performance goals related to cumulative revenue growth dollars and average adjusted EBITDA margin over a three-year measurement period ending September 30, 2025. The maximum payout cannot exceed 250% of the applicable target award, which also considers that the final number of performance share units that may be earned is subject to a relative total stockholder return (“TSR”) modifier. The TSR modifier operates by increasing or decreasing the total number of shares earned by up to 25% based on the Company’s TSR relative to the TSR of the U.S. constituents of the S&P Global Water Index. In order to receive shares earned at the end of the performance period, the recipient must remain employed by the Company or its subsidiaries through the end of the three-year period (except in the event of retirement, death, disability or, in certain circumstances, related to change in control).

The following is a summary of the RSU activity for the three months ended December 31, 2022.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Outstanding at September 30, 2022	980	$30.18
Granted	290	42.32
Vested	(33)	44.60
Forfeited	(19)	41.34
Outstanding at December 31, 2022	1,218	$32.51
Expected to vest at December 31, 2022	1,181	$32.26
The following is a summary of the performance share unit activity for the three months ended December 31, 2022, assuming target award level.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Unvested at beginning of period	592	$23.36
Granted	154	43.46
Forfeited	(2)	42.45
Unvested at end of period	744	$27.48
Expected to vest	697	$27.23
Expense Measurement and Recognition
The Company recognizes share-based compensation for all currently outstanding awards and, in future periods, will recognize compensation costs for the unvested portion of awards based on grant date fair values. Total share-based compensation expense was $6,317 and $5,334 during the three months ended December 31, 2022 and 2021, respectively, of which $6,196 and $5,203 was non-cash, respectively. The unrecognized compensation expense related to stock options, RSUs, and performance share units (measured at a target award level) was $3,841, $28,304 and $14,929, respectively at December 31, 2022, and is expected to be recognized over a weighted average period of 1.2 years, 1.8 years and 1.8 years, respectively. The Company received $2,868 from the exercise of stock options during the three months ended December 31, 2022.

Employee Stock Purchase Plan
Effective October 1, 2018, the Company implemented an employee stock purchase plan (the “ESPP”) which allows employees to purchase shares of the Company’s stock at 85% of the lower of the fair market value on the first or last business day of the applicable six-month offering period. These purchases are offered twice throughout each fiscal year, and are paid by employees through payroll deductions over the respective six month purchase period, at the end of which the stock is transferred to the employees. On December 21, 2018, the Company registered 11,297 shares of common stock, par value $0.01 per share, of which 5,000 are available for future issuance under the ESPP. During the three months ended December 31, 2022 and 2021, the Company incurred compensation expense of $316 and $221, respectively, in salaries and wages with respect to the ESPP, representing the fair value of the discounted price of the shares. These amounts are included in the total share-based compensation expense above. On October 4, 2022, 62 shares were issued under the ESPP.
18. Concentration of Credit Risk
The Company’s cash and cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. The Company’s trade receivables do not represent a significant concentration of credit risk at December 31, 2022 and September 30, 2022 due to the wide variety of customers and markets into which products are sold and their dispersion across geographic areas. The Company does perform ongoing credit evaluations of its customers and maintains an allowance for potential credit losses on trade receivables. As of and for the three months ended December 31, 2022 and 2021, no customer accounted for more than 10% of net sales or net accounts receivable.
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
The following summarizes the Company’s outstanding letters of credit and surety bonds as of December 31, 2022 and September 30, 2022, respectively.

	December 31, 2022	September 30, 2022
Revolving credit capacity	$60,000	$60,000
Letters of credit outstanding	8,760	9,317
Remaining revolving credit capacity	$51,240	$50,683

Surety capacity	$262,135	$261,959
Surety issuances	136,862	134,037
Remaining surety available	$125,273	$127,922
The longest maturity date of letters of credit and surety bonds in effect as of December 31, 2022 was March 20, 2030.
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
As previously disclosed, in October 2020, the Company learned that the SEC and the United States Attorney’s Office for the District of Massachusetts (“USAO”) are investigating whether financial misstatements were made in the Company’s public filings and earnings announcements prior to October 2018. On December 8, 2022, the Company received a “Wells Notice” from the staff of the SEC (the “Staff”) relating to the SEC’s investigation. The Wells Notice informed the Company that the Staff has made a preliminary determination to recommend that the SEC file a civil enforcement action against the Company that would allege certain violations of the federal securities laws relating to the reported financial results of the Company during fiscal years 2016, 2017, and 2018, and to the adequacy and accuracy of the Company’s books and records and internal controls over financial reporting for those fiscal years. The allegations arise from revenue recognition practices of the Neptune-Benson business that the Company acquired in fiscal 2016. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. The Company continues to cooperate with both the SEC and the USAO with respect to these investigations. In accordance with ASC Topic No. 450, Contingencies, the Company has recorded a charge of $8,500 for anticipated settlement costs with respect to the SEC investigation. This charge is recorded in General and administrative expenses in the Consolidated Statement of Operations for the period ended December 31, 2022. Although the Company is unable to predict the outcome of these ongoing investigations, we currently believe that these matters will not have a material adverse effect on our business, financial condition, results of operations, or prospects. However, no assurance can be given that these matters will be resolved for the amount recorded.
20. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	December 31, 2022	September 30, 2022
Salaries, wages, and other benefits	$52,373	$83,618
Obligation under operating leases	15,527	14,932
Obligation under finance leases	12,917	12,875
Provisions for litigation	12,709	2,375
Deferred revenue	9,760	9,692
Third party commissions	9,615	10,341
Taxes, other than income	5,833	5,594
Insurance liabilities	3,958	3,456
Severance payments	1,162	658
Fair value of liability derivatives	567	1,511
Other	32,425	33,220
	$156,846	$178,272
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
Reportable operating segment revenue and operating profit for the three months ended December 31, 2022 and 2021 were as follows:

	Three Months Ended December 31,
	2022	2021
Total revenue
Integrated Solutions and Services	$311,264	$253,576
Applied Product Technologies	150,338	142,497
Total revenue	461,602	396,073
Intersegment revenue
Integrated Solutions and Services	5,838	8,530
Applied Product Technologies	19,918	21,275
Total intersegment revenue	25,756	29,805
Revenue to external customers
Integrated Solutions and Services	305,426	245,046
Applied Product Technologies	130,420	121,222
Total revenue	$435,846	$366,268

Operating profit (loss)
Integrated Solutions and Services	$42,708	$35,300
Applied Product Technologies	21,015	17,827
Corporate	(40,491)	(38,839)
Total operating profit	23,232	14,288
Interest expense	(10,074)	(6,579)
Income before income taxes	13,158	7,709
Income tax expense	(3,890)	(1,621)
Net income	$9,268	$6,088

	December 31, 2022	September 30, 2022
Assets
Integrated Solutions and Services	$1,178,127	$1,123,166
Applied Product Technologies	671,396	653,244
Corporate	357,834	414,453
Total assets	$2,207,357	$2,190,863

22. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings from continuing operations per common share (in thousands, except per share amounts):

	Three Months Ended December 31,
	2022	2021
Numerator:
Numerator for basic and diluted earnings per common share—Net income attributable to Evoqua Water Technologies Corp.	$9,268	$5,987
Denominator:
Denominator for basic net income per common share—weighted average shares	121,848	120,632
Effect of dilutive securities:
Share‑based compensation	3,446	4,315
Denominator for diluted net income per common share—adjusted weighted average shares	125,294	124,947
Basic earnings attributable to Evoqua Water Technologies Corp. per common share	$0.08	$0.05
Diluted earnings attributable to Evoqua Water Technologies Corp. per common share	$0.07	$0.05
23. Subsequent Events
None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the Unaudited Consolidated Financial Statements, including the notes, included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Report”), and with our audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as filed with the SEC on November 16, 2022 (the “2022 Annual Report”). You should review the disclosures in Part I, Item 1A, “Risk Factors” in the 2022 Annual Report, Part II, Item 1A, “Risk Factors” in this Report, and any cautionary language in this Report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless otherwise indicated or the context otherwise requires, all references to “the Company,” “Evoqua,” “Evoqua Water Technologies Corp.,” “we,” “us,” “our” and similar terms refer to Evoqua Water Technologies Corp., together with its consolidated subsidiaries. Unless otherwise specified, all dollar amounts in this section are referred to in millions.
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
Proposed Merger with Xylem Inc.
On January 22, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Xylem Inc., an Indiana corporation (“Xylem”), and Fore Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Xylem (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and as a direct, wholly owned subsidiary of Xylem (the “Merger”).

At the effective time of the Merger (the “Effective Time”) and upon consummation of the Merger, subject to the terms and conditions set forth in the Merger Agreement, each share of the common stock, par value $0.01 per share, of the Company issued and outstanding immediately prior to the Effective Time (other than treasury shares held by the Company and shares of the Company’s common stock owned, directly or indirectly, by Xylem or Merger Sub) will be converted into and become exchangeable for 0.48 shares of common stock, par value $0.01 per share, of Xylem (the “Xylem Shares”) to be issued by Xylem as consideration for the Merger. Cash will be issued in lieu of fractional shares. Upon the closing of the Merger, legacy Company stockholders will own approximately 25% and legacy Xylem shareholders will own approximately 75% of the combined company.

The consummation of the Merger is subject to the satisfaction or waiver of certain customary mutual conditions, including (a) the receipt of the required approvals from the Company’s stockholders and Xylem’s shareholders, (b) receipt of required regulatory approvals under antitrust and foreign investment laws in applicable jurisdictions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Act (collectively, “Regulatory Clearances”), (c) the absence of any temporary or permanent order, injunction, law or other legal restraint prohibiting or making illegal the consummation of the Merger, (d) the Xylem Shares issuable to the stockholders of the Company in connection with the Merger having been approved for listing on the New York Stock Exchange, subject to official notice of issuance, and (e) Xylem’s registration statement on Form S-4 having been declared effective under the Securities Act of 1933. The obligation of each party to consummate the Merger is also conditioned upon (a) the accuracy of the representations and warranties of the other party as of the date of the Merger Agreement and as of the closing (subject to customary materiality qualifiers) and (b) compliance by the other party in all material respects with its respective pre-closing obligations under the Merger Agreement.

The Merger Agreement contains certain termination rights that may be exercised by either the Company or Xylem. In certain of those cases, we may be required to pay Xylem a termination fee of $225.0 million.

In connection with the Merger, we recognized costs of $200 thousand for the three months ended December 31, 2022, in General and administrative expenses in the Unaudited Consolidated Statements of Operations.

For further information on the Merger Agreement, refer to the Merger Agreement, a copy of which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on January 23, 2023.
Other Recent Developments, Key Factors and Trends Affecting Our Business and Financial Statements
Our 2022 Annual Report includes a discussion of various key factors and trends that we believe have affected or may affect our operating results. The following discussion highlights recent developments, as well as significant changes in these key factors and trends.
Macroeconomic conditions. Material, freight, and labor inflation resulted in increased costs in the first quarter of fiscal 2023, and we expect this trend will continue throughout fiscal 2023. Although we have offset a portion of these increased costs through price increases and operational efficiencies to date, our margin percentage has been negatively impacted. There can be no assurance that we will be able to offset all or any portion of these increased costs in future periods. If we are unable to manage commodity fluctuations through pricing actions, cost savings projects, and sourcing decisions as well as through consistent productivity improvements, it may adversely impact our gross profit and gross margin in future periods. Additionally, supply chain disruptions and labor shortages have restricted and could further restrict availability of certain commodities and materials, which may result in delays in our execution of projects in fiscal 2023 and negatively impact revenues. We have increased inventory levels to meet current order demand. Tight labor markets have resulted in longer times to fill open positions and labor inflation. Continued delays in filling open positions, particularly among our service technician population, could impact our ability to provide timely service to our customers. Although these factors did not have a material adverse effect on our results of operations for the three months ended December 31, 2022, if sustained, they could have a material adverse effect on our results of operations going forward.

In an effort to combat inflation, central banks began raising interest rates in the latter half of fiscal 2022, and interest rates are expected to continue to increase throughout the remainder of fiscal 2023. We do not believe that our exposure to rising interest rates in the near term will have a material impact on our business, financial condition, results of operations, or prospects, but if sustained over longer periods, this could have a material adverse effect on our results of operations. We plan to continue to evaluate aspects of our spending, including capital expenditures, discretionary spending, and strategic investments in the remainder of fiscal 2023.
Impact of the COVID-19. We continue to monitor the global spread of COVID-19 and its potential impact on our operations, particularly our supply chain, and the macroeconomic factors that could affect end market demand. In connection with the recent lifting of lockdowns and quarantine rules in China, we are monitoring our operating protocols to manage exposure risks and maintain productivity. We incurred additional incremental costs relating to safety measures implemented in China, but those costs did not have a material adverse effect on our operations or financial results for the tthree months ended December 31, 2022. However, if we or our suppliers are unsuccessful in mitigating any material adverse impacts of future COVID-19 outbreaks, it could impact our sales into affected regions and our ability to source materials from those regions.

Russia-Ukraine war. We have no operations in Russia or Ukraine, and our sales into these regions are minimal. However, the conflict in Ukraine has exacerbated the material inflation and availability challenges described above, particularly with respect to the impact it has had on energy and fuel prices and the price of steel and other precious metals that we procure in our supply chain. Although these factors did not have a material adverse effect on our results of operations for the three months ended December 31, 2022, we expect the inflationary impact on energy, fuel and steel prices to continue throughout the remainder of fiscal 2023. If these factors are sustained, or if the duration of the conflict is extended or the conflict spreads into a larger geographic portion of Europe, our results of operations in future periods could be materially and adversely impacted.
Acquisitions and divestitures. During the three months ended December 31, 2022, we paid cash of $38 thousand as a result of net working capital adjustments related to the acquisition of Epicor, Inc. that we completed in fiscal 2022. In addition, during the three months ended December 31, 2022, we received cash of $1.8 million as a result of net working capital adjustments related to the acquisition of the Mar Cor Business that we completed in fiscal 2022.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our consolidated business are revenue, gross profit, gross margin, and net income (loss). Management utilizes these financial measures prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) when reviewing the Company’s performance and making financial, operational, and strategic decisions, and believes they are useful metrics for investors that help with performance comparability period over period. In addition, we consider certain non-GAAP financial measures such as EBITDA and adjusted EBITDA, as described more fully below. We evaluate our business segments’ operating results based on revenue, income from operations (“operating profit”), and adjusted EBITDA on a segment basis. We believe these financial measures are helpful in understanding and evaluating the segments’ core operating results and facilitates comparison of our performance on a consistent basis period over period.

Revenue
Our revenue is a function of sales volumes and selling prices. We report revenue by segment and by source which includes revenue from product sales (capital and aftermarket) and revenue from service. Revenue is used by management to evaluate the performance of our business. Revenue growth is primarily related to organic and inorganic factors. Organic revenue growth, as a component of revenue growth, is defined as period over period revenue growth without (i) the impact from acquisitions and divestitures during the first 12 months following the closing of the acquisition or divestiture, which we refer to as inorganic impact, and (ii) the impact of foreign currency translation. Divestitures include sales of insignificant portions of our business that did not meet the criteria for classification as a discontinued operation. We disregard the effect of foreign currency translation from organic revenue growth because foreign currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. The effect of acquisitions and divestitures during the first 12 months following the closing of the acquisition or divestiture are disregarded because they can obscure underlying business trends and make comparisons of long-term performance difficult between the Company and its peers due to the varying nature, size, and number of transactions from period to period.

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
In addition to the above, our chief operating decision maker uses adjusted EBITDA of each reportable operating segment as a supplement to segment operating profit and segment revenue to evaluate the operating performance of such segments. Adjusted EBITDA on a segment basis is defined as earnings before depreciation and amortization, adjusted for the impact of certain other items that have been reflected at the segment level. Adjusted EBITDA of the reportable operating segments do not include certain charges that are presented within corporate activities. These charges include certain restructuring and other business transformation charges that have been incurred to align and reposition the Company to the current reporting structure, acquisition related costs (including transaction costs and integration costs) and share-based compensation charges.
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

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended December 31,
	2022		2021
(In millions, except per share amounts)		% of Revenue		% of Revenue	% Variance
Revenue from product sales and services	$435.8	100.0%	$366.3	100.0%	19.0%
Gross profit	$130.3	29.9%	$110.5	30.2%	17.9%
Total operating expenses	$(108.2)	(24.8)%	$(97.7)	(26.7)%	10.7%
Other operating income, net	$1.2	0.3%	$1.5	0.4%	(20.0)%
Interest expense	$(10.1)	(2.3)%	$(6.6)	(1.8)%	53.0%
Income before income taxes	$13.2	3.0%	$7.7	2.1%	71.4%
Income tax expense	$(3.9)	(0.9)%	$(1.6)	(0.4)%	143.8%
Net income	$9.3	2.1%	$6.1	1.7%	52.5%
Net income attributable to non‑controlling interest	$—	—%	$0.1	—%	(100.0)%
Net income attributable to Evoqua Water Technologies Corp.	$9.3	2.1%	$6.0	1.6%	55.0%

Weighted average shares outstanding
Basic	121.8		120.6
Diluted	125.3		124.9
Earnings per share
Basic	$0.08		$0.05
Diluted	$0.07		$0.05

Other financial data:
Adjusted EBITDA(1)	$72.7	16.7%	$54.3	14.8%	33.9%

(1)Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation to net income (loss), its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in Item 2 of this Report.
Consolidated Results for the Three Months Ended December 31, 2022 and 2021
Revenue-Revenue increased $69.5 million, or 19.0%, to $435.8 million in the three months ended December 31, 2022, from $366.3 million in the three months ended December 31, 2021. Revenue from product sales increased $47.8 million, or 22.5%, to $260.4 million in the three months ended December 31, 2022, from $212.6 million in the three months ended December 31, 2021. Revenue from services increased $21.7 million, or 14.1%, to $175.4 million in the three months ended December 31, 2022, from $153.7 million in the three months ended December 31, 2021.
The following tables provide the change in revenue by offering and by the components that contributed to revenue growth during the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31,
	2022		2021		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:	$260.4	59.8%	$212.6	58.0%	$47.8	22.5%
Capital	165.7	38.0%	151.0	41.2%	14.7	9.7%
Aftermarket	94.7	21.8%	61.6	16.8%	33.1	53.7%
Revenue from services	175.4	40.2%	153.7	42.0%	21.7	14.1%
	$435.8	100.0%	$366.3	100.0%	$69.5	19.0%

(In millions)	$ Change	% Change
Three months ended December 31, 2021 total revenue	$366.3	n/a
Organic	33.3	9.1%
Inorganic	42.9	11.7%
Foreign currency translation	(6.7)	(1.8)%
Three months ended December 31, 2022 total revenue	$435.8	19.0%
The increase in organic revenue was driven by favorable price realization and increased volume for products and services across most product lines and all regions. The increase in organic revenue volume was driven primarily by the Applied Product Technologies reportable segment.
Revenue in future periods could be negatively impacted by commodity and material availability constraints caused by global supply chain disruptions, skilled labor shortages, and the timing of projects.
Cost of sales and gross margin-Total gross margin decreased slightly to 29.9% in the three months ended December 31, 2022, from 30.2% in the three months ended December 31, 2021.
The following table provides the change in cost of product sales and cost of services, respectively, along with related gross margins:

	Three Months Ended December 31,
	2022		2021
(In millions)		Gross Margin		Gross Margin
Cost of product sales	$(185.0)	29.0%	$(153.8)	27.7%
Cost of services	(120.5)	31.3%	(102.0)	33.6%
	$(305.5)	29.9%	$(255.8)	30.2%
Gross margin from product sales increased by 130 basis points (“bps”) to 29.0% in the three months ended December 31, 2022, from 27.7% in the three months ended December 31, 2021. This increase was driven by favorable volume within the Applied Product Technologies reportable segment, mix, and positive price realization, which was partially offset by labor, material, and freight inflation.
Gross margin from services decreased by 230 bps to 31.3% in the three months ended December 31, 2022, from 33.6% in the three months ended December 31, 2021. This decrease was driven by material and labor inflation and productivity variances, partially offset by favorable price realization.
We expect continued pressure on gross margin in future periods due to material, freight and labor inflation. Although we expect to continue to partially offset those increasing costs with positive price realization, there can be no assurance that we will be able to do so.
Operating expenses-Operating expenses increased $10.5 million, or 10.7%, to $108.2 million in the three months ended December 31, 2022, from $97.7 million in the three months ended December 31, 2021. Operating expenses are comprised of the following:

	Three Months Ended December 31,
	2022		2021
(In millions)		% of Revenue		% of Revenue	% Variance
General and administrative expense	$(64.0)	(14.7)%	$(57.8)	(15.8)%	10.7%
Sales and marketing expense	(40.4)	(9.3)%	(36.4)	(9.9)%	11.0%
Research and development expense	(3.8)	(0.9)%	(3.5)	(1.0)%	8.6%
Total operating expenses	$(108.2)	(24.8)%	$(97.7)	(26.7)%	10.7%

The increase period over period in operating expenses was primarily due to an increase in external legal fees and employee related expenses, as well as increased operating and amortization expense due to the acquisitions of the Mar Cor Business and Smith Engineering that were not present in the prior period. In addition, there was increased discretionary spending as compared to the prior period. The above increases were partially offset by foreign currency translation gains in the current period, compared to foreign currency translation losses in the prior period, most of which is related to intercompany loans.
Fluctuations in foreign currency translation and inflation could impact operating expenses in future periods.
Other operating income, net-Other operating income, net, decreased $0.3 million to $1.2 million in the three months ended December 31, 2022, from $1.5 million in the three months ended December 31, 2021. This decrease was driven by a reduction in income from precious metal sales, mainly from scrapped anodes in China compared to the prior period, which was partially offset by an increase in gains on the disposal of fixed assets compared to the prior period.
Interest expense-Interest expense increased $3.5 million, or 53.0%, to $10.1 million in the three months ended December 31, 2022, from $6.6 million in the three months ended December 31, 2021. The increase in interest expense was primarily driven by higher outstanding debt, primarily attributable to the borrowing of $160.0 million to fund the Mar Cor Business acquisition in January of 2022, as well as an increase in LIBOR year over year.
Income tax expense-Income tax expense increased to $3.9 million in the three months ended December 31, 2022, as compared to income tax expense of $1.6 million in the three months ended December 31, 2021. The increase in tax expense was primarily due to higher projected annual effective tax rates as well as higher projected U.S. income, which is no longer offset by maintaining a valuation allowance against U.S. deferred tax assets.
Net income-Net income increased $3.2 million, or 52.5%, to $9.3 million in the three months ended December 31, 2022, from $6.1 million in the three months ended December 31, 2021, as a result of the variances noted above.
Adjusted EBITDA-Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA for the three months ended December 31, 2022 increased by $18.4 million, or 33.9%, to $72.7 million, as compared to $54.3 million for the three months ended December 31, 2021, primarily driven by favorable price realization, mix, and sales volume, which was partially offset by inflationary costs. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.
Segment Results

	Three Months Ended December 31,
	2022		2021
(In millions)		% of Total		% of Total	% Variance
Revenue
Integrated Solutions and Services	$305.4	70.1%	$245.1	66.9%	24.6%
Applied Product Technologies	130.4	29.9%	121.2	33.1%	7.6%
Total Consolidated	$435.8	100.0%	$366.3	100.0%	19.0%
Operating profit (loss)
Integrated Solutions and Services	$42.7	183.3%	$35.3	246.9%	21.0%
Applied Product Technologies	21.0	90.1%	17.8	124.5%	18.0%
Corporate	(40.4)	(173.4)%	(38.8)	(271.3)%	4.1%
Total Consolidated	$23.3	100.0%	$14.3	100.0%	62.9%
Adjusted EBITDA(1)
Integrated Solutions and Services	$69.0	94.9%	$53.5	98.5%	29.0%
Applied Product Technologies	24.5	33.7%	21.9	40.3%	11.9%
Corporate	(20.8)	(28.6)%	(21.1)	(38.9)%	(1.4)%
Total Consolidated	$72.7	100.0%	$54.3	100.0%	33.9%

(1)Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation to segment operating profit (loss), its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in Item 2 of this Report.

Integrated Solutions and Services
Revenue in the Integrated Solutions and Services segment increased $60.3 million, or 24.6%, to $305.4 million in the three months ended December 31, 2022, from $245.1 million in the three months ended December 31, 2021.
The following tables provide the change in revenue by offering and by the components that contributed to revenue growth during the three months ended December 31, 2022 and 2021 for the Integrated Solutions and Services segment:

	Three Months Ended December 31,
	2022		2021		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:	$135.1	44.2%	$96.4	39.3%	$38.7	40.1%
Capital	77.6	25.4%	67.1	27.4%	10.5	15.6%
Aftermarket	57.5	18.8%	29.3	12.0%	28.2	96.2%
Revenue from services	170.3	55.8%	148.7	60.7%	21.6	14.5%
	$305.4	100.0%	$245.1	100.0%	$60.3	24.6%

(In millions)	$ Change	% Change
Three months ended December 31, 2021 total revenue	$245.1	n/a
Organic	18.5	7.5%
Inorganic	42.9	17.5%
Foreign currency translation	(1.1)	(0.4)%
Three months ended December 31, 2022 total revenue	$305.4	24.6%

The increase in organic revenue was primarily driven by favorable price realization related to service and aftermarket revenue across most end markets, with light and general industry and life sciences contributing the highest growth.
Operating profit in the Integrated Solutions and Services segment increased $7.4 million, or 21.0%, to $42.7 million in the three months ended December 31, 2022, from $35.3 million in the three months ended December 31, 2021.
Operating profit was favorably impacted by price realization and the acquisition of the Mar Cor Business. These increases were partially offset by operational variances, including material, labor, and freight inflation and availability, and productivity variances.
Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA in the Integrated Solutions and Services segment increased $15.5 million, or 29.0%, to $69.0 million in the three months ended December 31, 2022, compared to $53.5 million in the three months ended December 31, 2021. The increase was driven by the same factors that impacted operating profit, other than the change in depreciation and amortization, and also excludes restructuring and other non-recurring activity. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.
Applied Product Technologies
Revenue in the Applied Product Technologies segment increased $9.2 million, or 7.6%, to $130.4 million in the three months ended December 31, 2022, from $121.2 million in the three months ended December 31, 2021.
The following tables provide the change in revenue by offering and by the components that contributed to revenue growth during the three months ended December 31, 2022 and 2021 for the Applied Product Technologies segment:

	Three Months Ended December 31,
	2022		2021		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:	$125.3	96.1%	$116.2	95.9%	$9.1	7.8%
Capital	88.1	67.6%	83.9	69.2%	4.2	5.0%
Aftermarket	37.2	28.5%	32.3	26.7%	4.9	15.2%
Revenue from services	5.1	3.9%	5.0	4.1%	0.1	2.0%
	$130.4	100.0%	$121.2	100.0%	$9.2	7.6%

(In millions)	$ Change	% Change
Three months ended December 31, 2021 total revenue	$121.2	n/a
Organic	14.8	12.2%
Inorganic	—	—%
Foreign currency translation	(5.6)	(4.6)%
Three months ended December 31, 2022 total revenue	$130.4	7.6%

The increase in organic revenue was driven by strong sales volume and price realization across all regions and most end markets. The strongest growth came in the Asia Pacific region, primarily in the microelectronics end market.
Operating profit in the Applied Product Technologies segment increased $3.2 million, or 18.0%, to $21.0 million in the three months ended December 31, 2022, from $17.8 million in the three months ended December 31, 2021.

The increase in operating profit was primarily due to favorable sales volume, mix, and price realization across all regions and most product lines. This growth was partially offset by unfavorable operational variances, including material, labor, and freight inflation and availability, and plant productivity variances.
Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA in the Applied Product Technologies segment increased $2.6 million, or 11.9%, to $24.5 million in the three months ended December 31, 2022, compared to $21.9 million in the three months ended December 31, 2021. The increase was driven by the same factors that impacted operating profit, other than the change in depreciation and amortization, and also excludes restructuring and other non-recurring activity. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.
Corporate
Operating loss in Corporate increased $1.6 million, or 4.1%, to $40.4 million in the three months ended December 31, 2022, from $38.8 million in the three months ended December 31, 2021. The increase was primarily due to higher costs associated with legal matters, as well as increased employment expenses, including share-based compensation in the current period compared to the prior period. These were partially offset by foreign currency translation gains in the current period, compared to foreign currency translation losses in the prior period, most of which is related to intercompany loans.

Non-GAAP Reconciliations
The following is a reconciliation of our Net income to EBITDA and adjusted EBITDA. See “How We Assess the Performance of Our Business” in this Item 2 for discussion on management’s definition and use of this non-GAAP financial measure.

	Three Months Ended December 31,
(In millions)	2022	2021	% Variance
Net income	$9.3	$6.1	52.5%
Income tax expense	3.9	1.6	143.8%
Interest expense	10.1	6.6	53.0%
Operating profit	$23.3	$14.3	62.9%
Depreciation and amortization	33.2	28.6	16.1%
EBITDA	$56.5	$42.9	31.7%
Restructuring and related business transformation costs(a)	1.7	1.4	21.4%
Share-based compensation(b)	6.3	5.3	18.9%
Transaction costs(c)	3.3	0.9	266.7%
Other losses (gains) and expenses(d)	4.9	3.8	28.9%
Adjusted EBITDA	$72.7	$54.3	33.9%
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
(c)Transaction costs
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
(d)Other losses (gains) and expenses
Adjusted EBITDA is calculated prior to considering certain other significant losses (gains) and expenses. For the periods presented such events include the following:
(i)impact of foreign exchange gains and losses; and
(ii)legal fees and settlement costs incurred in excess of amounts covered by the Company’s insurance related to securities litigation and SEC investigation matters.

We do not present net income on a segment basis because we do not allocate interest expense or income tax benefit (expense) to our segments, making operating profit the most comparable GAAP metric. The following is a reconciliation of our segment EBITDA and segment adjusted EBITDA to operating profit, their most directly comparable financial measure presented in accordance with GAAP:

	Three Months Ended December 31,				$ Variance		% Variance
	2022		2021
(In millions)	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies
Operating profit	$42.7	$21.0	$35.3	$17.8	$7.4	$3.2	21%	18%
Depreciation and amortization	22.5	3.4	17.8	3.5	4.7	(0.1)	26%	(3)%
EBITDA	$65.2	$24.4	$53.1	$21.3	$12.1	$3.1	23%	15%
Restructuring and related business transformation costs (a)	1.5	0.1	0.5	0.6	1.0	(0.5)	200%	(83)%
Transaction costs (b)	2.3	—	(0.1)	—	2.4	—	(2400)%	n/a
Adjusted EBITDA	$69.0	$24.5	$53.5	$21.9	$15.5	$2.6	29%	12%
(a)Represents costs and expenses in connection with restructuring initiatives in the three months ended December 31, 2022 and 2021, respectively. Such expenses are primarily composed of severance, relocation, and facility consolidation costs.
(b)Represents primarily costs associated with a change in the current estimate of certain acquisitions achieving their earn-out targets, as well as certain costs associated with the integration of recent acquisitions.
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
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with suppliers to optimize our terms and conditions, including occasionally extending payment terms. We also facilitate a voluntary supply chain finance program (the “program”) to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. A third party administers the program; our responsibility is limited to making payments on the terms originally negotiated with our supplier, regardless of whether the supplier sells its receivable to a financial institution. We do not enter into agreements with any of the participating financial institutions in connection with the program. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the program. The amounts settled through the program and paid to participating financial institutions were $22.9 million and $20.3 million in the three months ended December 31, 2022 and 2021, respectively. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit to participation in the program.
We expect to continue to finance our liquidity requirements through internally generated funds and borrowings under the 2021 Revolving Credit Facility. We believe that our projected cash flows generated from operations, together with borrowings under the 2021 Revolving Credit Facility, and other financing arrangements are sufficient to fund our short-term and long-term principal debt payments, interest expense, working capital needs, and expected capital expenditures. Our capital expenditures for the three months ended December 31, 2022 and 2021 were $22.7 million and $15.5 million, respectively. However, our budgeted capital expenditures can vary from period to period based on the nature of capital intensive project awards. Our focus on customer outsourced water projects will continue to be a driver of capital expenditures. From time to time, we may enter into financing arrangements related to capital expenditures for equipment used to provide services to our customers. During the three months ended December 31, 2022 and 2021, we entered into equipment financing arrangements totaling $9.7 million and $5.9 million, respectively. In addition, we may draw on the 2021 Revolving Credit Facility from time to time to fund or partially fund an acquisition.
As of December 31, 2022, we had total indebtedness of $881.2 million, including $467.9 million of term loan borrowings under the 2021 Credit Agreement, $136.5 million outstanding under the 2021 Revolving Credit Facility, $150.3 million outstanding under the Securitization Facility, which includes $0.3 million of accrued interest, and $126.5 million in borrowings related to equipment financing. We also had $8.8 million of letters of credit issued under our 2021 Revolving Credit Facility as of December 31, 2022.
As of December 31, 2022 and September 30, 2022, we were in compliance with the covenants contained in the 2021 Credit Agreement, including the 2021 Revolving Credit Facility.
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
The 2021 Credit Agreement contains customary representations, warranties, affirmative covenants, and negative covenants, including, among other things, a springing maximum first lien leverage ratio of 5.55 to 1.00. The Company did not exceed this ratio during the three months ended December 31, 2022, does not anticipate exceeding this ratio during the year ending September 30, 2023, and therefore does not anticipate any additional repayments during the year ending September 30, 2023.
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

The Receivables Securitization Program contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the Receivables being sold by the Originators and securing the loans made by the Receivables Financing Lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. The Company was in compliance with all covenants during the three months ended December 31, 2022, does not anticipate becoming noncompliant during the year ending September 30, 2023, and therefore, subject to collateral availability, does not anticipate any additional repayments during the year ending September 30, 2023.
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
Contractual Obligations
We presented our contractual obligations in Part II, Item 7, “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as filed with the SEC on November 16, 2022. There were no significant changes in our contractual obligations during the three months ended December 31, 2022.
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended December 31,
(In millions)	2022	2021
Statement of Cash Flows Data
Net cash (used in) provided by operating activities	$(1.3)	$36.4
Net cash used in investing activities	(20.5)	(14.8)
Net cash used in financing activities	(10.9)	(15.9)
Effect of exchange rate changes on cash	3.4	0.6
Change in cash and cash equivalents	$(29.3)	$6.3
Operating Activities
Cash flows from operating activities can fluctuate significantly from period‑to‑period as working capital needs and the timing of payments for restructuring activities and other items impact reported cash flows.
Net cash used in operating activities totaled $1.3 million in the three months ended December 31, 2022, as compared to net cash provided by operating activities of $36.4 million in the three months ended December 31, 2021.

•Operating cash flows in the three months ended December 31, 2022 reflect an increase in net earnings of $3.2 million as compared to the three months ended December 31, 2021.
•The add back of non‑cash items increased operating cash flows by $32.8 million in the three months ended December 31, 2022, as compared to an increase to operating cash flows of $36.1 million in the three months ended December 31, 2021, resulted in a decrease of $3.3 million. This decrease was primarily related to the deduction of foreign currency gains in the current period, compared to the add back of foreign currency losses in the prior period, as well as an increase in gains on the sale of property, plant and equipment compared to the prior period. This decrease was partially offset by increases in depreciation and amortization deferred income taxes, and share-based compensation expenses in the current period compared to the prior period. Non-cash changes also include amortization of deferred financing fees.
•The aggregate of receivables, inventories, contract assets and liabilities, and accounts payable used $15.0 million in operating cash flows in the three months ended December 31, 2022, compared to providing $21.5 million in the three months ended December 31, 2021, resulting in a decrease to cash flows of $36.5 million as compared to the prior year period.
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
•The aggregate of the remaining assets and liabilities used $28.7 million of operating cash flows in the three months ended December 31, 2022, compared to using $26.9 million in the three months ended December 31, 2021, resulting in a decrease to cash flows of $1.8 million. This is mainly due to timing of payments.
•Income taxes provided $0.4 million of operating cash flow during the three months ended December 31, 2022, as compared to using $0.3 million during the three months ended December 31, 2021, resulting in an increase to cash flows of $0.7 million as compared to the prior year period.
Investing Activities
Net cash used in investing activities was $20.5 million in the three months ended December 31, 2022, as compared to net cash used in investing activities of $14.8 million in the three months ended December 31, 2021, resulting in a net decrease to cash flow of $5.7 million as compared to the prior year period. This decrease was largely driven by higher cash outflows associated with purchases of property, plant, and equipment and intangible assets compared to the prior period. This decrease was partially offset by higher cash inflows associated with proceeds from the sale of property, plant, and equipment compared to the prior period, as well as net working capital adjustments related to recent acquisitions in the current period.
Financing Activities
Net cash used in financing activities was $10.9 million in the three months ended December 31, 2022, as compared to using $15.9 million in the three months ended December 31, 2021, resulting in a net increase to cash flow of $5.0 million as compared to the prior year period. The increase in cash provided by financing activities for the three months ended December 31, 2022 was primarily due to an increased issuance of debt compared to the prior period as well as a decrease in taxes paid related to net share settlements of share-based compensation awards compared to the prior period. Additionally, cash received from the issuance of common stock in connection with the exercise of stock options increased compared to the prior period. This increase was partially offset by increased repayments of debt compared to the prior period.
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
Off‑Balance Sheet Arrangements
We had the following outstanding under our credit arrangements at December 31, 2022 and September 30, 2022:

(In millions)	December 31, 2022	September 30, 2022
Letters of credit	$8.8	$9.3
Surety bonds	$136.9	$134.0
The longest maturity date of the letters of credit and surety bonds in effect as of December 31, 2022 was March 20, 2030.
Critical Accounting Policies and Estimates
The Company’s significant accounting policies are described in Item 8, Note 2, “Summary of Significant Accounting Policies” and Item 7, “Critical Accounting Policies and Estimates” included in the 2022 Annual Report. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Report. The application of the Company’s accounting policies may require the use of estimates and assumptions. Management uses historical experience and all available information to make these estimates and assumptions. Estimates are revised as additional information becomes available. Actual results could differ from these estimates.
See Note 2, “Recent Accounting Pronouncements” in the Unaudited Consolidated Financial Statements in Item 1 of this Report for a discussion of recently issued accounting guidance.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the information concerning exposure to market risks as stated in Part I, Item 7A of the 2022 Annual Report.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As previously disclosed, in October 2020, the Company learned that the SEC and the United States Attorney’s Office for the District of Massachusetts (“USAO”) are investigating whether financial misstatements were made in the Company’s public filings and earnings announcements prior to October 2018. On December 8, 2022, the Company received a “Wells Notice” from the staff of the SEC (the “Staff”) relating to the SEC’s investigation. The Wells Notice informed the Company that the Staff has made a preliminary determination to recommend that the SEC file a civil enforcement action against the Company that would allege certain violations of the federal securities laws relating to the reported financial results of the Company during fiscal years 2016, 2017, and 2018, and to the adequacy and accuracy of the Company’s books and records and internal controls over financial reporting for those fiscal years. The allegations arise from revenue recognition practices of the Neptune-Benson business that the Company acquired in fiscal 2016. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. The Company continues to cooperate with both the SEC and the USAO with respect to these investigations. In accordance with ASC Topic No. 450, Contingencies, has recorded a charge of $8.5 million for anticipated settlement costs with respect to the SEC investigation. Although the Company is unable to predict the outcome of these ongoing investigations, we currently believe that these matters will not have a material adverse effect on our business, financial condition, results of operations, or prospects. However, no assurance can be given that these matters will be resolved for the amount recorded.
Item 1A. Risk Factors
We face a number of risks that could materially adversely affect our business, financial condition, results of operations or prospects. A full discussion of our risk factors can be found in Part I, Item 1A, “Risk Factors” of our 2022 Annual Report. The information below includes additional risks relating to the Merger.

The Merger may not be completed on a timely basis, or at all, and the failure to complete or delays in completing the Merger could adversely affect our business, financial results and stock price.

We can provide no assurance that the Merger will be consummated or consummated in the timeframe or manner currently anticipated. The Merger is subject to a number of conditions outside of our or Xylem’s control that may prevent or delay its completion, including approval of the Merger Agreement by the Company’s stockholders and certain regulatory approvals. There can be no assurance as to when, or if, the conditions to closing of the Merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Merger.

If the Merger is delayed or not completed, the Company’s stock price could decrease if and to the extent that the current market price for shares of the Company’s common stock reflects an assumption that a transaction will be consummated. Additionally, the Merger Agreement contains certain termination rights in which we may be required to pay Xylem a termination fee of $225.0 million. Further, a failed transaction may result in negative publicity and a negative impression of the Company in the capital markets and among the investment community. Finally, any disruption to our business resulting from the announcement and pendency of the Merger, including any adverse impact in our relationships with employees, distributors or suppliers could continue or accelerate in the event of a failed transaction.

We may face business and operational impacts due to the announcement of the Merger and the pendency of the Merger.

The Merger may cause disruptions to our business or business relationships and create uncertainty surrounding our ongoing business operations, which could have an adverse impact on our business, financial condition, results of operations or prospects, regardless of whether the Merger is completed, including as a result of the following (all of which could be exacerbated by a delay in completion of the Merger):

•the attention of our management may be directed to Merger-related considerations and may be diverted from the day-to-day operations of our business;
•our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to attract, hire, retain, and motivate key personnel and other employees;
•customers, suppliers or other parties which we maintain business relationships may experience uncertainty prior to the closing of the Merger and seek alternative relationships with third parties or seek to terminate or re-negotiate their relationships with us; and
•the Merger Agreement includes certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals.

In addition, we have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable by us regardless of whether or not the Merger is consummated.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are filed or furnished as a part of this report:

Exhibit No.	Exhibit Description
2.1†
Agreement and Plan of Merger, dated as of January 22, 2023, by and among Evoqua Water Technologies Corp., Xylem Inc., and Fore Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2023 (File No. 001-38272)).

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
* Filed herewith
** Furnished herewith
†Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted exhibit or schedule upon request.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOQUA WATER TECHNOLOGIES CORP.

January 31, 2023	/s/ RONALD C. KEATING
	By:	Ronald C. Keating
Chief Executive Officer (Principal Executive Officer)

January 31, 2023	/s/ BENEDICT J. STAS
	By:	Benedict J. Stas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)