Form 10-Q
period 2023-03-31
Evoqua Water Technologies Corp.
filed 2023-05-02
CIK 1604643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended
March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There were 122,370,428 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of April 28, 2023.

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

Part I - Financial Information

Item 1. Financial Statements

Evoqua Water Technologies Corp.
Consolidated Balance Sheets
(In thousands)

	(Unaudited)
	March 31, 2023	September 30, 2022
ASSETS
Current assets	$844,441	$831,389
Cash and cash equivalents	113,243	134,005
Receivables, net	303,855	305,712
Inventories, net	240,713	229,351
Contract assets	115,461	102,123
Prepaid and other current assets	59,070	59,971
Income tax receivable	477	227
Current assets held for sale	11,622	—
Property, plant, and equipment, net	414,080	405,289
Goodwill	468,929	473,572
Intangible assets, net	299,302	317,733
Deferred income taxes, net of valuation allowance	3,000	5,841
Operating lease right-of-use assets, net	56,568	53,540
Other non‑current assets	93,517	103,499
Non-current assets held for sale	29,733	—
Total assets	$2,209,570	$2,190,863
LIABILITIES AND EQUITY
Current liabilities	$474,491	$483,716
Accounts payable	216,893	213,518
Current portion of debt, net of deferred financing fees and discounts	19,376	17,266
Contract liabilities	75,512	62,439
Product warranties	6,556	6,740
Accrued expenses and other liabilities	153,110	178,272
Income tax payable	2,557	5,481
Current liabilities held for sale	487	—
Non‑current liabilities	$995,774	$997,054
Long-term debt, net of deferred financing fees and discounts	853,599	863,534
Product warranties	3,327	3,465
Obligation under operating leases	45,650	43,961
Other non‑current liabilities	76,641	69,889
Deferred income taxes	13,854	16,205
Non-current liabilities held for sale	2,703	—
Total liabilities	$1,470,265	$1,480,770
Commitments and Contingent Liabilities (Note 19)
Shareholders’ equity
Common stock, par value $0.01: authorized 1,000,000 shares; issued 123,944 shares, outstanding 122,280 at March 31, 2023; issued 123,411 shares, outstanding 121,747 at September 30, 2022	$1,240	$1,235
Treasury stock: 1,664 shares at March 31, 2023 and 1,664 shares at September 30, 2022	(2,837)	(2,837)
Additional paid-in capital	620,056	607,748
Retained earnings	80,916	61,016
Accumulated other comprehensive income, net of tax	39,930	42,931
Total shareholders’ equity	$739,305	$710,093
Total liabilities and shareholders’ equity	$2,209,570	$2,190,863
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Revenue from product sales	$292,651	$259,775	$553,042	$472,343
Revenue from services	185,146	166,953	360,601	320,653
Revenue from product sales and services	$477,797	$426,728	$913,643	$792,996
Cost of product sales	(203,101)	(185,330)	(388,141)	(339,125)
Cost of services	(122,800)	(112,512)	(243,297)	(214,477)
Cost of product sales and services	$(325,901)	$(297,842)	$(631,438)	$(553,602)
Gross profit	$151,896	$128,886	$282,205	$239,394
General and administrative expense	(77,758)	(66,976)	(141,834)	(124,805)
Sales and marketing expense	(43,215)	(39,859)	(83,601)	(76,308)
Research and development expense	(4,582)	(3,751)	(8,417)	(7,203)
Total operating expenses	$(125,555)	$(110,586)	$(233,852)	$(208,316)
Other operating income	1,827	1,415	3,124	3,072
Other operating expense	(4,711)	(143)	(4,788)	(290)
Income before interest expense and income taxes	$23,457	$19,572	$46,689	$33,860
Interest expense	(10,303)	(9,950)	(20,377)	(16,529)
Income before income taxes	$13,154	$9,622	$26,312	$17,331
Income tax expense	(2,522)	(2,248)	(6,412)	(3,869)
Net income	$10,632	$7,374	$19,900	$13,462
Net income attributable to non‑controlling interest	—	44	—	145
Net income attributable to Evoqua Water Technologies Corp.	$10,632	$7,330	$19,900	$13,317
Basic income per common share	$0.09	$0.06	$0.16	$0.11
Diluted income per common share	$0.08	$0.06	$0.16	$0.11
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net income	$10,632	$7,374	$19,900	$13,462
Other comprehensive income (loss)
Foreign currency translation adjustments	753	2,176	4,315	3,785
Unrealized derivative (loss) gain on cash flow hedges, net of tax	(5,502)	21,730	(7,288)	28,311
Change in pension liability, net of tax	(15)	166	(28)	335
Total other comprehensive (loss) income	$(4,764)	$24,072	$(3,001)	$32,431
Less: Comprehensive income attributable to non‑controlling interest	—	(44)	—	(145)
Comprehensive income attributable to Evoqua Water Technologies Corp.	$5,868	$31,402	$16,899	$45,748
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Changes in Equity
(In thousands)

	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at September 30, 2022	123,411	$1,235	1,664	$(2,837)	$607,748	$61,016	$42,931	$—	$710,093
Equity based compensation expense	—	—	—	—	6,196	—	—	—	$6,196
Issuance of common stock, net	156	2	—	—	2,410	—	—	—	$2,412
Net income	—	—	—	—	—	9,268	—	—	$9,268
Other comprehensive income (loss)	—	—	—	—	—	—	1,763	—	$1,763
Balance at December 31, 2022	123,567	$1,237	1,664	$(2,837)	$616,354	$70,284	$44,694	$—	$729,732
Equity based compensation expense	—	—	—	—	6,004	—	—	—	$6,004
Issuance of common stock, net	377	3	—	—	(2,302)	—	—	—	$(2,299)
Net income	—	—	—	—	—	10,632	—	—	$10,632
Other comprehensive income (loss)	—	—	—	—	—	—	(4,764)	—	$(4,764)
Balance at March 31, 2023	123,944	$1,240	1,664	$(2,837)	$620,056	$80,916	$39,930	$—	$739,305

	Common Stock		Treasury Stock		Additional Paid‑in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Non‑controlling Interest	Total
	Shares	Cost	Shares	Cost
Balance at September 30, 2021	122,173	$1,223	1,664	$(2,837)	$582,052	$(11,182)	$11,415	$1,548	$582,219
Equity based compensation expense	—	—	—	—	5,203	—	—	—	$5,203
Issuance of common stock, net	199	2	—	—	822	—	—	—	$824
Dividends paid to non-controlling interest	—	—	—	—	—	—	—	(100)	$(100)
Net income	—	—	—	—	—	5,987	—	101	$6,088
Other comprehensive income	—	—	—	—	—	—	8,359	—	$8,359
Balance at December 31, 2021	122,372	$1,225	1,664	$(2,837)	$588,077	$(5,195)	$19,774	$1,549	$602,593
Equity based compensation expense	—	—	—	—	5,386	—	—	—	$5,386
Issuance of common stock, net	394	4	—	—	(1,358)	—	—	—	$(1,354)
Net income	—	—	—	—	—	7,330	—	44	$7,374
Other comprehensive income	—	—	—	—	—	—	24,072	—	$24,072
Balance at March 31, 2022	122,766	$1,229	1,664	$(2,837)	$592,105	$2,135	$43,846	$1,593	$638,071
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended March 31,
	2023	2022
Operating activities
Net income	$19,900	$13,462
Reconciliation of net income to cash flows (used in) provided by operating activities:
Depreciation and amortization	66,647	61,156
Amortization of deferred financing fees	943	926
Deferred income taxes	3,195	592
Share-based compensation	12,200	10,589
Gain on sale of property, plant, and equipment	(1,403)	(61)
Loss (gain) on sale of business	2,857	(193)
Impairment of long-lived assets	1,703	—
Foreign currency exchange (gains) losses on intercompany loans and other non-cash items	(9,805)	3,728
Changes in assets and liabilities
Accounts receivable	4,954	16,554
Inventories	(19,561)	(26,754)
Contract assets	(12,560)	(26,910)
Prepaids and other current assets	(4,294)	(14,049)
Accounts payable	1,929	19,589
Accrued expenses and other liabilities	(45,947)	(13,648)
Contract liabilities	12,590	(382)
Income taxes	(3,494)	135
Other non‑current assets and liabilities	4,333	(15,586)
Net cash provided by operating activities	$34,187	$29,148
Investing activities
Purchase of property, plant, and equipment	$(53,211)	$(36,320)
Purchase of intangibles	(2,479)	(1,582)
Proceeds from sale of property, plant, and equipment	3,621	1,940
Proceeds from sale of business, net of cash of $0 and $0	67	356
Acquisitions	816	(194,976)
Net cash used in investing activities	$(51,186)	$(230,582)
Financing activities
Borrowing of debt	$157,774	$223,793
Repayment of debt	(166,542)	(33,362)
Repayment of finance lease obligation	(7,156)	(6,571)
Receipt of earn-out related to previous acquisitions	7,824	—
Proceeds from issuance of common stock	4,700	5,274
Taxes paid related to net share settlements of share-based compensation awards	(4,734)	(5,144)
Distribution to non‑controlling interest	—	(100)
Net cash (used in) provided by financing activities	$(8,134)	$183,890
Effect of exchange rate changes on cash	4,371	800
Change in cash and cash equivalents	(20,762)	(16,744)
Cash and cash equivalents
Beginning of period	$134,005	$146,244
End of period	$113,243	$129,500
See accompanying notes to these Unaudited Consolidated Financial Statements

Evoqua Water Technologies Corp.
Unaudited Supplemental Disclosure of Cash Flow Information
(In thousands)

	Six Months Ended March 31,
	2023	2022
Supplemental disclosure of cash flow information
Cash paid for taxes	$7,039	$2,889
Cash paid for interest	$18,241	$12,537
Non‑cash investing and financing activities
Finance lease transactions	$8,770	$6,199
Operating lease transactions	$12,102	$11,385
Cloud computing related intangible transaction	$15,877	$—
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
The consummation of the Merger is subject to the satisfaction or waiver of certain customary mutual conditions, including (a) the receipt of the required approvals from the Company’s stockholders and Xylem’s shareholders at meetings currently scheduled for May 11, 2023, (b) receipt of required regulatory approvals under antitrust and foreign investment laws in applicable jurisdictions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Act (collectively, “Regulatory Clearances”) (at 11:59 p.m. Eastern Time on March 6, 2023, the 30-day Hart-Scott-Rodino waiting period expired without issuance of a Request for Additional Information and Documentary Material), (c) the absence of any temporary or permanent order, injunction, law or other legal restraint prohibiting or making illegal the consummation of the Merger, (d) the Xylem Shares issuable to the stockholders of the Company in connection with the Merger having been approved for listing on the New York Stock Exchange, subject to official notice of issuance, and (e) Xylem’s registration statement on Form S-4 having been declared effective under the Securities Act of 1933 (the registration statement was declared effective by the SEC on April 6, 2023). The obligation of each party to consummate the Merger is also conditioned upon (a) the accuracy of the representations and warranties of the other party as of the date of the Merger Agreement and as of the closing (subject to customary materiality qualifiers) and (b) compliance by the other party in all material respects with its respective pre-closing obligations under the Merger Agreement. Subject to the satisfaction or waiver of the conditions to the closing, the Merger is expected to close in mid-2023.
The Merger Agreement contains certain termination rights that may be exercised by either the Company or Xylem. In certain of those cases, we may be required to pay Xylem a termination fee of $225,000.
In connection with the Merger, we recognized costs of $10,040 and $10,240 for the three and six months ended March 31, 2023, respectively, included in General and administrative expenses in the Unaudited Consolidated Statements of Operations. These costs primarily relate to legal and consulting fees incurred in connection with the Merger.
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
The following provides TWO’s summarized financial information for the three and six months ended March 31, 2022. As a result of the acquisition of the remaining partnership interest in TWO on April 1, 2022, there is no summarized financial information for the three and six months ended March 31, 2023.

	Three Months Ended March 31, 2022	Six Months Ended March 31, 2022
Total revenue	$796	$1,641
Total operating expenses	(703)	(1,440)
Income from operations	$93	$201

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
The following provides Frontier’s summarized financial information for the three and six months ended March 31, 2022. As a result of the acquisition of the remaining equity interest in Frontier on April 1, 2022, there is no summarized financial information for the three and six months ended March 31, 2023.

	Three Months Ended March 31, 2022	Six Months Ended March 31, 2022
Total revenue	$6,414	$13,363
Total operating expenses	(6,149)	(12,135)
Income from operations	$265	$1,228
4. Acquisitions and Divestitures
Acquisitions support the Company’s strategy of delivering a broad solutions portfolio with robust technology across multiple geographies and end markets. The Company continues to evaluate potential strategic acquisitions of businesses, assets and product lines and believes that capex-like, tuck-in acquisitions present a key opportunity within its overall growth strategy. Divestitures support the Company’s strategy of focusing on core business operations and delivering on long-term operational goals.
2023 Acquisitions and Divestitures
On March 31, 2023, the Company completed its divestiture of its blood filter and water filter product lines that are sold into renal and other medical applications (the “Filtration Business”) to Medica USA Inc., a subsidiary of Medica S.p.A. (“Medica”), for $67 in cash at closing. The Company recognized a loss on sale of $2,857, which is included in Other operating expense on the Consolidated Statements of Operations during the three months ended March 31, 2023. The Filtration Business was included in the Integrated Solutions and Services segment and was determined by management not to be core to the Company’s long-term business strategy or operations. The sale of the Filtration Business does not represent a strategic shift that will have a major effect on the Company’s operations and financial results and is, therefore, not classified as discontinued operations in accordance with ASU 2014-08. The Company entered into a supply agreement with Medica under which the Company will purchase water filters used by its customers in the Company’s dialysis water systems.
On February 28, 2023, the Company completed its acquisition of the Texas-based industrial water service business accounts and deionization and carbon tank assets of Kemco Systems (“Kemco”) for $900 in cash at closing. This acquisition expands the Company’s service and aftermarket business in the Texas market while strengthening the Company’s ability to better support and service its industrial customers in the region. The acquisition did not meet the definition of a business under ASC 805, and as such was accounted for as an asset acquisition. The acquired business is included within the Integrated Solutions and Services segment.

On February 14, 2023, the Company entered into a definitive agreement to divest its carbon reactivation and slurry operations (the “Carbon Business”) to Desotec US LLC, a subsidiary of Desotec N.V. (“Desotec”). The sale of the Carbon Business will allow the Company to focus on its core service business, which includes carbon services and the sale of high-quality activated carbon. At the closing of the transaction, the Company will enter into a supply agreement with Desotec under which the Company will purchase reactivated carbon to continue to service its customers. During the three months ended March 31, 2023, the assets and liabilities of the Carbon Business met the accounting criteria to be classified as held for sale on the Consolidated Balance Sheets. As part of the required evaluation under the held for sale guidance, the Company determined that the approximate fair value less costs to sell the operations exceeded the carrying value of the net assets and as such, no impairment charge was recorded. As of March 31, 2023, the transaction had not closed and is expected to close in the third quarter of 2023. Gross proceeds upon closing of the transaction are anticipated to be $100,000 and the Company expects to record a gain on sale. The Carbon Business is included in the Integrated Solutions and Services segment.
The following represents the carrying value of the assets and liabilities within the disposal group at March 31, 2023:

Inventories, net	$11,622
Current assets held for sale	11,622
Property, plant, and equipment, net	6,744
Operating lease right-of-use assets, net	2,312
Goodwill	7,830
Intangible assets, net	12,847
Non-current assets held for sale	29,733
Total assets held for sale	$41,355
Accrued expenses and other liabilities	487
Current liabilities held for sale	487
Obligation under operating leases	2,703
Non-current liabilities held for sale	2,703
Total liabilities held for sale	$3,190

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

The acquisition of Smith Engineering has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. Due to the nature of the net assets acquired, at March 31, 2023, the valuation process to determine fair values is not complete and further adjustments are expected in the remainder of fiscal year 2023. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price allocation adjustments will be recorded during the measurement period, but no later than one year from the date of the acquisition.

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

On December 20, 2021, the Company and its indirect wholly-owned subsidiaries Evoqua Water Technologies LLC (“EWT LLC”) and Evoqua Water Technologies Ltd. (together with EWT LLC, the “Buyer”) entered into an Asset Purchase Agreement (the “Agreement”) with Cantel Medical LLC, Mar Cor Purification, Inc., and certain of their affiliates (collectively, the “Sellers”), each wholly-owned subsidiaries of Steris plc, pursuant to which the Buyer agreed to acquire certain assets of the Sellers and assume certain liabilities of the Sellers that are owned or used or arise in connection with the global operation of the Sellers’ renal business (the “Mar Cor Business”) for an aggregate purchase price of $196,300 in cash at closing (the “Purchase Price”), subject to customary adjustments, including for working capital (the “Transaction”). On January 3, 2022, the Company completed the Transaction to acquire the Mar Cor Business for $194,976 paid in cash at closing, following adjustments. During the six months ended March 31, 2022, the Company received cash of $1,754 from the Sellers as a result of net working capital adjustments, thus resulting in a final purchase price of $193,222. The Company utilized cash on hand and borrowed an additional $160,000 under the 2021 Revolving Credit Facility (as defined below) to fund the Transaction. The Mar Cor Business is included within the Integrated Solutions and Services segment.

The Purchase Price included a $12,300 earn out, which was being held in escrow and was to be paid, pro rata, to the Sellers if the Mar Cor Business met certain sales performance goals through December 31, 2022 (the “Earn Out”). During the three months ended March 31, 2023, the Company received cash of $12,300 for the Earn Out asset. See Note 6, “Fair Value Measurements”, for further discussion.

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
5. Revenue
Performance Obligations
The Company elects to apply the practical expedient to exclude from this disclosure revenue related to performance obligations if the product has an alternative use and the Company does not have an enforceable right to payment for the performance completed to date, including a normal profit margin, in the event of termination for convenience. The Company maintains a backlog of confirmed orders, which totaled approximately $407,197 at March 31, 2023. This backlog represents the aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of the end of the reporting period. The Company estimates that the majority of these performance obligations will be satisfied within the next twelve to twenty-four months.
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
Information regarding the source of revenue:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Revenue from contracts with customers recognized under Topic 606	$429,239	$382,758	$820,670	$700,529
Other(1)	48,558	43,970	92,973	92,467
Total	$477,797	$426,728	$913,643	$792,996
(1)     Other revenue relates to revenue recognized pursuant to ASU 2016-02, Leases (Topic 842), primarily attributable to long term rentals.

Information regarding revenue disaggregated by source of revenue and segment is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Integrated Solutions and Services
Capital	$87,761	$70,702	$165,407	$137,804
Aftermarket	60,805	62,271	118,245	91,569
Service	180,333	161,867	350,673	310,513
Total	$328,899	$294,840	$634,325	$539,886
Applied Product Technologies
Capital	$99,412	$91,778	$187,477	$175,662
Aftermarket	44,673	35,024	81,913	67,308
Service	4,813	5,086	9,928	10,140
Total	$148,898	$131,888	$279,318	$253,110
Total Revenue
Capital	$187,173	$162,480	$352,884	$313,466
Aftermarket	105,478	97,295	200,158	158,877
Service	185,146	166,953	360,601	320,653
Total	$477,797	$426,728	$913,643	$792,996

Information regarding revenue disaggregated by geographic area is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
United States	$394,143	$352,639	$755,365	$647,347
Asia	33,447	28,042	67,968	58,947
Europe	33,377	28,641	57,864	54,270
Canada	13,085	13,748	26,259	26,409
Australia	3,745	3,658	6,187	6,023
Total	$477,797	$426,728	$913,643	$792,996
Contract Balances
The Company performs its obligations under a contract with a customer by transferring products and/or services in exchange for consideration from the customer. The Company receives payments from customers based on a billing schedule as established in its contracts.
Contract assets relate to costs incurred to perform in advance of scheduled billings. Contract liabilities relate to payments received in advance of performance under the contracts. Changes in contract assets and liabilities are due to the Company’s performance under the contract.

The tables below provide a roll-forward of contract assets and contract liabilities balances for the periods presented:

	Six Months Ended March 31,
Contract assets(a)	2023	2022
Balance at beginning of period	$102,123	$72,746
Recognized in current period	205,347	206,859
Reclassified to accounts receivable	(193,671)	(179,967)
Foreign currency	1,662	(136)
Balance at end of period	$115,461	$99,502
(a)     Excludes receivable balances which are disclosed on the Consolidated Balance Sheets.

	Six Months Ended March 31,
Contract Liabilities	2023	2022
Balance at beginning of period	$62,439	$55,883
Recognized in current period	212,122	174,518
Amounts in beginning balance reclassified to revenue	(49,217)	(44,292)
Current period amounts reclassified to revenue	(150,520)	(130,629)
Foreign currency	688	113
Balance at end of period	$75,512	$55,593
6. Fair Value Measurements
As of March 31, 2023 and September 30, 2022, the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximated carrying values due to the short maturity of these items.
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

	Net Asset Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2023
Assets:
Pension plan
Cash	$—	$1,552	$—	$—
Global Multi-Asset Fund	12,996	—	—	—
Government Securities	3,071	—	—	—
Guernsey Unit Trust	2,277	—	—	—
Global Absolute Return	1,462	—	—	—
Deferred compensation plan assets
Cash	—	723	—	—
Mutual Funds	—	12,805	—	—
Total return swaps—deferred compensation	—	—	205	—
Interest rate swaps	—	—	40,352	—
Foreign currency forward contracts	—	—	11	—
Commodity swaps	—	—	1	—
Liabilities:
Pension plan	—	—	(29,557)	—
Deferred compensation plan liabilities	—	—	(20,234)	—
Long‑term debt	—	—	(880,349)	—
Foreign currency forward contracts	—	—	(674)	—
Commodity swaps	—	—	(7)	—

	Net Asset Value	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2022
Assets:
Pension plan
Cash	$—	$40	$—	$—
Global Multi-Asset Fund	11,632	—	—	—
Government Securities	3,343	—	—	—
Liability Driven Investment	928	—	—	—
Guernsey Unit Trust	2,048	—	—	—
Global Absolute Return	1,299	—	—	—
Deferred compensation plan assets
Cash	—	902	—	—
Mutual Funds	—	12,330	—	—
Earn-out assets related to acquisitions	—	—	—	11,597
Interest rate swaps	—	—	49,952	—
Foreign currency forward contracts	—	—	507	—
Liabilities:
Pension plan	—	—	(26,654)	—
Deferred compensation plan liabilities	—	—	(20,081)	—
Total return swaps—deferred compensation	—	—	(632)	—
Long‑term debt	—	—	(884,517)	—
Foreign currency forward contracts	—	—	(872)	—
Commodity swaps	—	—	(7)	—
The pension plan assets and liabilities and deferred compensation plan assets and liabilities are included in Other non‑current assets and Other non‑current liabilities at March 31, 2023 and September 30, 2022. The unrealized loss on mutual funds was $1,208 at March 31, 2023.
The Company records contingent consideration arrangements at fair value on a recurring basis, and the associated balances presented as of September 30, 2022 are earn-outs related to acquisitions. The fair value of earn-outs related to acquisitions is based on significant unobservable inputs including the achievement of certain performance metrics. Significant changes in these inputs would result in corresponding increases or decreases in the fair value of the earn-out each period until the related contingency has been resolved. Changes in the fair value of the contingent consideration assets can result from adjustments in the probability of achieving future development steps, sales targets and profitability and are recorded in General and administrative expenses in the Unaudited Consolidated Statements of Operations. As a result of the Mar Cor Business acquisition on January 3, 2022, the Company recorded an Earn Out asset for $7,824 which represented the fair value of amounts expected to be received back from escrow based on the forecasted achievement of certain sales performance goals at the acquisition date. During the year ended September 30, 2022, the Company recorded an increase in the fair value of the Earn Out asset of $3,773 based on updated forecast information. During the six months ended March 31, 2023, the Company recorded an increase in the fair value of the Earn Out asset of $703 based on results of sales performance goals. The Company received cash of $12,300 for the Earn Out asset during the three months ended March 31, 2023. As of March 31, 2023 and September 30, 2022, the Earn Out asset related to the Mar Cor Business acquisition totaled $0 and $11,597, respectively, and is included in Prepaid and other current assets on the Consolidated Balance Sheets.

7. Accounts Receivable
Accounts receivable are summarized as follows:

	March 31, 2023	September 30, 2022
Accounts receivable	$310,792	$312,600
Allowance for credit losses	(6,937)	(6,888)
Receivables, net	$303,855	$305,712
The movement in the allowance for credit losses was as follows for the six months ended March 31, 2023:

Balance at September 30, 2022	$(6,888)
Charged to costs and expenses	(362)
Write-offs	316
Foreign currency and other	(3)
Balance at March 31, 2023	$(6,937)
8. Inventories
The major classes of Inventories, net are as follows:

	March 31, 2023	September 30, 2022
Raw materials and supplies	$130,294	$120,532
Work in progress	38,631	36,499
Finished goods and products held for resale	80,257	80,811
Costs of unbilled projects	2,968	2,309
Reserves for excess and obsolete	(11,437)	(10,800)
Inventories, net	$240,713	$229,351

9. Property, Plant, and Equipment
Property, plant, and equipment consists of the following:

	March 31, 2023	September 30, 2022
Machinery and equipment	$400,714	$401,334
Rental equipment	277,644	267,345
Land and buildings	79,748	82,985
Construction in process	94,168	72,184
	852,274	823,848
Less: accumulated depreciation	(438,194)	(418,559)
Property, plant, and equipment, net	$414,080	$405,289
Depreciation expense and maintenance and repairs expense for the three and six months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Depreciation expense	$22,247	$20,722	$43,286	$40,042
Maintenance and repair expense	8,714	7,475	16,944	13,594
10. Goodwill
Changes in the carrying amount of goodwill are as follows:

	Integrated Solutions and Services	Applied Product Technologies	Total
Balance at September 30, 2022	$306,935	$166,637	$473,572
Measurement period adjustment	(1,754)	—	(1,754)
Reclassified to non-current assets held for sale	(7,831)	—	(7,831)
Foreign currency translation	626	4,316	4,942
Balance at March 31, 2023	$297,976	$170,953	$468,929
As of March 31, 2023 and September 30, 2022, $248,781 and $250,636, respectively, of goodwill was deductible for tax purposes.

11. Debt
Long‑term debt, including accrued interest, consists of the following:

	March 31, 2023	September 30, 2022
2021 Term Loan, due April 1, 2028 (1)	$466,713	$469,063
2021 Revolving Credit Facility, due April 1, 2026 (2)	140,162	151,254
Securitization Facility, due April 1, 2024 (3)	145,282	150,201
Equipment Financing, due September 30, 2023 to September 30, 2032, interest rates ranging from 3.59% to 8.41%	129,748	120,155
Total debt	881,905	890,673
Less unamortized deferred financing fees	(8,930)	(9,873)
Total net debt	872,975	880,800
Less current portion	(19,376)	(17,266)
Total long‑term debt	$853,599	$863,534
(1)The interest rate on the 2021 Term Loan was 6.94% as of March 31, 2023, comprised of 4.69% LIBOR plus a 2.25% spread. Includes accrued interest of $25 at March 31, 2023.
(2)The 2021 Revolving Credit Facility includes $136,000 outstanding with an interest rate of 7.08% as of March 31, 2023, comprised of 4.88% LIBOR plus a 2.20% spread, and $4,000 outstanding with an interest rate of 9.20% as of March 31, 2023, comprised of 8.25% LIBOR plus a 0.95% spread. Includes accrued interest of $162 and $254, at March 31, 2023 and September 30, 2022, respectively.
(3)The interest rate on the Securitization Facility was 6.11% as of March 31, 2023, comprised of 4.86% LIBOR plus a 1.25% spread. Includes accrued interest of $282 and $201 at March 31, 2023 and September 30, 2022, respectively.

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

The 2021 Credit Agreement contains customary representations, warranties, affirmative covenants, and negative covenants, including, among other things, a springing maximum first lien leverage ratio of 5.55 to 1.00. The Company did not exceed this ratio during the six months ended March 31, 2023, does not anticipate exceeding this ratio during the year ending September 30, 2023, and therefore does not anticipate any additional repayments during the year ending September 30, 2023.
The following table summarizes the amount of the Company’s outstanding borrowings and outstanding letters of credit under the 2021 Revolving Credit Facility as of March 31, 2023 and September 30, 2022.

	March 31, 2023	September 30, 2022
Borrowing availability	$350,000	$350,000
Outstanding borrowings	140,000	151,000
Outstanding letters of credit	7,416	9,317
Unused amounts	$202,584	$189,683

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
The Receivables Securitization Program contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the receivables being sold by the Originators and securing the loans made by the Receivables Financing Lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. The Company was in compliance with all covenants during the six months ended March 31, 2023, does not anticipate becoming noncompliant during the year ending September 30, 2023, and therefore, subject to limitations arising from collateral availability, does not anticipate any additional repayments during the year ending September 30, 2023.
Equipment Financings
During the six months ended March 31, 2023, the Company completed the following equipment financings:

Date Entered	Due	Interest Rate as of March 31, 2023	Principal Amount
March 31, 2023	April 30, 2030	6.14%	$5,116
March 31, 2023	September 30, 2032(1)	5.30%	1,888
December 30, 2022	September 30, 2032(1)	5.30%	1,452
December 19, 2022	May 31, 2029(2)	5.03%	2,041
October 31, 2022	June 30, 2029	6.33%	6,208
			$16,705
(1)Represents an advance received from the lender on a multiple draw term loan in which the Company is making interest only payments through September 30, 2023 based on an interest rate of 5.30% including a 3.05% Bloomberg Short-Term Bank Yield Index plus a 2.25% spread as of March 31, 2023.
(2)Represents an advance received from the lender on a multiple draw term loan with interest payments based on a 2.28% Secured Overnight Financing Rate plus a 2.75% spread.

The Company has secured financing agreements that require providing a security interest in specified equipment and, in some cases, the underlying contract and related receivables. As of March 31, 2023 and September 30, 2022, the gross and net amounts of those assets are included on the Consolidated Balance Sheets as follows:

	March 31, 2023		September 30, 2022
	Gross	Net	Gross	Net
Property, plant, and equipment, net
Machinery and equipment	$82,163	$56,499	$86,294	$62,459
Construction in process	20,393	20,393	14,201	14,201
Receivables, net	1,820	1,820	108	108
Prepaid and other current assets	4,172	4,172	3,276	3,276
Other non‑current assets	54,702	54,357	51,877	51,550
	$163,250	$137,241	$155,756	$131,594
Deferred Financing Fees and Discounts
Deferred financing fees and discounts related to the Company’s long-term debt were included as a contra liability to debt on the Consolidated Balance Sheets as follows:

	March 31, 2023	September 30, 2022
Current portion of deferred financing fees and discounts(1)	$(1,920)	$(1,899)
Long-term portion of deferred financing fees and discounts(2)	(7,010)	(7,974)
Total deferred financing fees and discounts	$(8,930)	$(9,873)
(1)Included in Current portion of debt, net of deferred financing fees and discounts on the Consolidated Balance Sheets.
(2)Included in Long-term debt, net of deferred financing fees and discounts on the Consolidated Balance Sheets.
Amortization of deferred financing fees and discounts included in interest expense was $467 and $459 for the three months ended March 31, 2023 and 2022 and $943 and $926 for the six months ended March 31, 2023 and 2022, respectively.
Repayment Schedule
Aggregate maturities of all long‑term debt, including current portion of long‑term debt and excluding finance lease obligations as of March 31, 2023, are presented below:

Fiscal Year
Remainder of 2023	$11,074
2024	165,231
2025	21,860
2026	165,244
2027	22,994
Thereafter	495,502
Total	$881,905

12. Derivative Financial Instruments
Interest Rate Risk Management
The Company is subject to market risk exposure arising from changes in interest rates on the senior secured credit facilities as well as variable rate equipment financings, which bear interest at rates that are indexed against LIBOR. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to mitigate its exposure to rising interest rates. As of March 31, 2023, the notional amount of the Company’s interest rate swaps was $540,000.
Foreign Currency Risk Management
The Company’s functional currency is the U.S. dollar. By operating internationally, the Company is subject to foreign currency translation risk associated with converting the foreign operations’ financial statements into U.S. dollars transactions denominated in currencies other than the U.S. dollar (“foreign currencies”). The Company is also subject to currency risk from transactions denominated in foreign currencies. To mitigate cross-currency transaction risk, the Company analyzes significant exposures where it has receipts or payments in a currency other than the functional currency of its operations, and from time to time may strategically enter into short-term foreign currency forward contracts to lock in some or all of the cash flows associated with these transactions. The Company uses foreign currency derivative contracts in order to manage the effect of exchange fluctuations on forecasted sales and purchases that are denominated in foreign currencies. To mitigate the impact of foreign exchange rate risk, the Company entered into a series of forward contracts designated as cash flow hedges. As of March 31, 2023, the notional amount of the forward contracts was $25,667.

Equity Price Risk Management
The Company is exposed to variability in compensation charges related to certain deferred compensation obligations to employees. Equity price movements affect the compensation expense as certain investments made by the Company’s employees in the deferred compensation plan are revalued. Although not designated as accounting hedges, the Company utilizes derivatives such as total return swaps to economically hedge a portion of this exposure and offset the related compensation expense. As of March 31, 2023, the notional amount of the total return swaps was $5,016.
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
Derivatives Designated as Cash Flow Hedges
The following represents the fair value recorded for derivatives designated as cash flow hedges for the periods presented:

		Asset Derivatives
	Balance Sheet Location	March 31, 2023	September 30, 2022
Interest rate swaps	Prepaid and other current assets	$22,492	$19,186
Foreign currency forward contracts	Prepaid and other current assets	11	467
Commodity swaps	Prepaid and other current assets	1	—
Interest rate swaps	Other non‑current assets	17,860	30,766

		Liability Derivatives
	Balance Sheet Location	March 31, 2023	September 30, 2022
Foreign currency forward contracts	Accrued expenses and other current liabilities	626	872
Commodity swaps	Accrued expenses and other current liabilities	7	7
The following represents the amount of (loss) gain recognized in Accumulated other comprehensive income (loss) (“AOCI”) (net of tax) during the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Interest rate swaps	$(54)	$21,077	$2,045	$26,948
Foreign currency forward contracts	(401)	100	(790)	82
Commodity swaps	(7)	8	1	28
	$(462)	$21,185	$1,256	$27,058
The following represents the amount of (loss) gain reclassified from AOCI into earnings during the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
Location of (Loss) Gain	2023	2022	2023	2022
Cost of product sales and services	$(137)	$6	$(243)	$(79)
General and administrative expense	(56)	—	(458)	(7)
Selling and marketing expense	—	(1)	—	—
Interest expense	5,233	(550)	9,245	(1,167)
	$5,040	$(545)	$8,544	$(1,253)
Based on the fair value amounts of the Company’s cash flow hedges at March 31, 2023, the Company expects that approximately $545 of pre-tax net losses will be reclassified from AOCI into earnings during the next twelve months. The amount ultimately realized, however, will differ as exchange rates vary and the underlying contracts settle.
Derivatives Not Designated as Hedging Instruments
The following represents the fair value recorded for derivatives not designated as cash flow hedges for the periods presented:

		Asset Derivatives
	Balance Sheet Location	March 31, 2023	September 30, 2022
Total return swaps—deferred compensation	Prepaid and other current assets	$205	$—
Foreign currency forward contracts	Prepaid and other current assets	—	40

		Liability Derivatives
	Balance Sheet Location	March 31, 2023	September 30, 2022
Total return swaps—deferred compensation	Accrued expenses and other current liabilities	$—	$632
Foreign currency forward contracts	Accrued expenses and other current liabilities	48	—

The following represents the amount of gain (loss) recognized in earnings for derivatives not designated as hedges during the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
Location of Gain (Loss)	2023	2022	2023	2022
General and administrative expense	$215	$(352)	$590	$(41)
13. Product Warranties
A reconciliation of the activity related to the accrued warranty, including both the current and long‑term portions, is as follows:

	Current Product Warranties		Non-Current Product Warranties
	Six Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Balance at beginning of the period	$6,740	$8,138	$3,465	$2,966
Warranty provision for sales	3,186	2,797	545	609
Settlement of warranty claims	(3,338)	(3,345)	(811)	(338)
Foreign currency translation and other	(32)	(92)	128	(46)
Balance at end of the period	$6,556	$7,498	$3,327	$3,191
14. Restructuring and Related Charges
To better align its resources with its growth strategies and reduce its cost structure, the Company commits to various restructuring plans as necessary. The Company has undertaken various restructuring initiatives, including activities to reduce the cost structure and rationalize location footprint, realigning operating models designed to better serve the needs of customers worldwide, and various initiatives within the Integrated Solutions and Services segment to drive efficiency and effectiveness in certain divisions.
The Company currently expects to incur in future periods approximately $3,400 to $4,400 of costs related to restructuring programs initiated in prior periods.
The table below sets forth the amounts accrued for the restructuring components and related activity:

	Six Months Ended March 31,
	2023	2022
Balance at beginning of the period	$658	$304
Restructuring charges related to organizational realignment	1,768	987
Restructuring charges related to facility consolidation	589	1,874
Restructuring charges related to other initiatives	138	7
Release of prior reserves	(223)	(66)
Cash payments	(1,968)	(2,220)
Other adjustments	1	2
Balance at end of the period	$963	$888
The balances for accrued restructuring liabilities at March 31, 2023 and September 30, 2022, are recorded in Accrued expenses and other liabilities on the Consolidated Balance Sheets. Restructuring charges primarily represent severance charges and other employee costs, fixed asset write-offs, and certain relocation expenses. The Company expects to pay the remaining amounts accrued as of March 31, 2023 during the remainder of fiscal 2023.

The table below sets forth the location of amounts recorded above on the Unaudited Consolidated Statements of Operations:

	Six Months Ended March 31,
	2023	2022
Cost of product sales and services	$910	$867
General and administrative expense	1,010	1,719
Sales and marketing expense	282	—
Research and development expense	138	1
Other operating expense, net	(68)	215
	$2,272	$2,802
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
The components of net periodic benefit cost for the plans were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Service cost	$143	$227	$280	$459
Interest cost	205	107	401	215
Expected return on plan assets	(114)	(129)	(222)	(261)
Amortization of actuarial (gains) losses	(15)	166	(28)	335
Pension expense for defined benefit plans	$219	$371	$431	$748
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

Annual Effective Tax Rate
The PAETR, which excludes the impact of discrete items, was 32.4% and 22.6% as of the six months ended March 31, 2023 and 2022, respectively. For the six months ended March 31, 2023, the PAETR was higher than the U.S. federal statutory rate of 21.0% primarily due to the mix of earnings between countries, most of which have higher statutory rates than the U.S., state income tax expense, projected Global Intangible Low Tax Income inclusion, and non-deductible expenses primarily incurred in the U.S. The PAETR at March 31, 2022 was favorably impacted by maintaining a valuation allowance on U.S. deferred tax assets. On September 30, 2022, the valuation allowance on U.S. deferred tax assets was reversed. As a result, the March 31, 2023 PAETR is higher than the PAETR at March 31, 2022.
Current and Prior Period Tax Expense
For the three months ended March 31, 2023, the Company recognized income tax expense of $2,522 on pretax income of $13,154. The rate of 19.2% differed from the U.S. statutory rate of 21.0% and was negatively impacted by tax based on a higher projected annual tax rate due to the mix of earnings between countries, most of which have higher statutory tax rates than the U.S., state income tax expense, residual U.S. tax due to Global Intangible Low Tax Income inclusion, and non-deductible expenses primarily incurred in the U.S., which was offset by a favorable discrete item related to the impact of tax deductions greater than those for financial reporting related to equity compensation.
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

For the six months ended March 31, 2023, the Company recognized income tax expense of $6,412 on pretax income of $26,312 The rate of 24.4% differed from the U.S. statutory rate of 21% primarily due to the negative impacts of the mix of earnings between countries, most of which have higher statutory tax rates than the U.S., state income tax expense, residual U.S. tax due to Global Intangible Low Tax Income inclusion, and non-deductible expenses primarily incurred in the U.S., partially offset by a favorable discrete item related to the impact of tax deductions greater than those for financial reporting related to equity compensation

For the six months ended March 31, 2022, the Company recognized income tax expense of $3,869 on pretax income of $17,331. The rate of 22.3% differed from the U.S. statutory rate of 21.0% as the mix of earnings between countries, most of which have higher statutory tax rates than the U.S., was mostly offset by the impact of maintaining a U.S. valuation allowance that is provided on U.S. deferred tax assets.

At March 31, 2023 and 2022, the Company had gross unrecognized tax benefits of $1,850 and $2,071 respectively.
17. Share-Based Compensation
The Company designs equity compensation plans to attract and retain employees while also aligning employees’ interests with the interests of the Company’s shareholders. In addition, non-employee members of the Company’s Board of Directors (the “Board”) participate in equity compensation plans in connection with their service on the Board.

The Company established the Evoqua Water Technologies Corp. Stock Option Plan (the “Stock Option Plan”) on March 6, 2014. The plan allows certain management employees and the Board to purchase shares in the Company. Under the Stock Option Plan, the number of shares available for award was 11,083. As of March 31, 2023, there were approximately 2,177 shares available for future grants, however, the Company does not currently intend to make additional grants under the Stock Option Plan.
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

As of March 31, 2023, there were approximately 3,559 shares available for grants under the Equity Incentive Plan.

Outstanding option awards vest ratably at 25% per year, and are exercisable on and after vesting. The options granted have a ten-year contractual term.

A summary of the stock option activity, including stock appreciation rights, as of March 31, 2023 is presented below:

(In thousands, except per share amounts)	Options	Weighted Average Exercise Price/Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2022	4,265	$14.74	5.2 years	$78,218
Granted	7	42.42
Exercised	(199)	15.95
Forfeited	(7)	24.36
Outstanding at March 31, 2023	4,066	$14.71	4.7 years	$142,350
Options exercisable at March 31, 2023	3,589	$13.40	4.3 years	$130,334
Options vested and expected to vest at March 31, 2023	4,062	$14.70	4.7 years	$142,253
The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) during the six months ended March 31, 2023 was $5,968.

A summary of the status of the Company's unvested stock options as of and for the six months ended March 31, 2023 is presented below.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Unvested at beginning of period	1,042	$6.82
Granted	7	21.39
Vested	(564)	5.93
Forfeited	(8)	7.95
Unvested at end of period	477	$8.21
The total fair value of options vested during the six months ended March 31, 2023, was $3,346.

During the six months ended March 31, 2023, the Company granted RSUs and performance share units under the Equity Incentive Plan to certain employees of the Company. The final number of performance share units that may be earned is dependent on the Company’s achievement of performance goals related to cumulative revenue growth dollars and average adjusted EBITDA margin over a three-year measurement period. The maximum payout cannot exceed 250% of the applicable target award, which also considers that the final number of performance share units that may be earned is subject to a relative total stockholder return (“TSR”) modifier. The TSR modifier operates by increasing or decreasing the total number of shares earned by up to 25% based on the Company’s TSR relative to the TSR of the U.S. constituents of the S&P Global Water Index. In order to receive shares earned at the end of the performance period, the recipient must remain employed by the Company or its subsidiaries through the end of the three-year period (except in the event of retirement, death, disability or, in certain circumstances, related to change in control).

The following is a summary of the RSU activity for the six months ended March 31, 2023.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Outstanding at September 30, 2022	980	$30.18
Granted	312	42.83
Vested	(398)	27.73
Forfeited	(36)	38.64
Outstanding at March 31, 2023	858	$35.56
Expected to vest at March 31, 2023	827	$35.35
The following is a summary of the performance share unit activity for the six months ended March 31, 2023, assuming target award level.

(In thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value/Share
Unvested at beginning of period	592	$23.36
Granted	154	43.46
Forfeited	(4)	44.84
Unvested at end of period	742	$27.42
Expected to vest	701	$27.17
Expense Measurement and Recognition
The Company recognizes share-based compensation for all currently outstanding awards and, in future periods, will recognize compensation costs for the unvested portion of awards based on grant date fair values. Total share-based compensation expense was $6,884 and $6,068 during the three months ended March 31, 2023 and 2022, respectively, of which $6,004 and $5,386 was non-cash, respectively. Total share-based compensation expense was $13,201 and $11,402 during the six months ended March 31, 2023 and 2022, respectively, of which $12,200 and $10,589 was non-cash, respectively. The unrecognized compensation expense related to stock options, RSUs, and performance share units (measured at a target award level) was $3,289, $25,266 and $13,052, respectively at March 31, 2023, and is expected to be recognized over a weighted average period of 1.4 years, 1.9 years and 1.6 years, respectively. The Company received $4,700 from the exercise of stock options during the six months ended March 31, 2023.

Employee Stock Purchase Plan
Effective October 1, 2018, the Company implemented an employee stock purchase plan (the “ESPP”) which allows employees to purchase shares of the Company’s stock at 85% of the lower of the fair market value on the first or last business day of the applicable six-month offering period. These purchases are offered twice throughout each fiscal year, and are paid by employees through payroll deductions over the respective six month purchase period, at the end of which the stock is transferred to the employees. On December 21, 2018, the Company registered 11,297 shares of common stock, par value $0.01 per share, of which 5,000 are available for future issuance under the ESPP. During the three months ended March 31, 2023 and 2022, the Company incurred compensation expense of $291 and $198, respectively, in salaries and wages with respect to the ESPP, representing the fair value of the discounted price of the shares. During the six months ended March 31, 2023 and 2022, the Company incurred compensation expense of $607 and $419, respectively. These amounts are included in the total share-based compensation expense above. On October 4, 2022 and April 1, 2023, 62 and 66 shares, respectively, were issued under the ESPP.

18. Concentration of Credit Risk
The Company’s cash and cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located in the U.S. and internationally and generally do not require collateral. The Company’s trade receivables do not represent a significant concentration of credit risk at March 31, 2023 and September 30, 2022 due to the wide variety of customers and markets into which products are sold and their dispersion across geographic areas. The Company does perform ongoing credit evaluations of its customers and maintains an allowance for potential credit losses on trade receivables. As of and for the three and six months ended March 31, 2023 and 2022, no customer accounted for more than 10% of net sales or net accounts receivable.
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
The following summarizes the Company’s outstanding letters of credit and surety bonds as of March 31, 2023 and September 30, 2022, respectively.

	March 31, 2023	September 30, 2022
Revolving credit capacity	$60,000	$60,000
Letters of credit outstanding	7,416	9,317
Remaining revolving credit capacity	$52,584	$50,683

Surety capacity	$287,173	$261,959
Surety issuances	179,187	134,037
Remaining surety available	$107,986	$127,922
The longest maturity date of letters of credit and surety bonds in effect as of March 31, 2023 was March 20, 2030.
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
As previously disclosed, in October 2020, the Company learned that the SEC and the United States Attorney’s Office for the District of Massachusetts (“USAO”) are investigating whether financial misstatements were made in the Company’s public filings and earnings announcements prior to October 2018. In December 2022, the Company received a “Wells Notice” from the staff of the SEC (the “Staff”) relating to the SEC’s investigation. The Wells Notice informed the Company that the Staff had made a preliminary determination to recommend that the SEC file a civil enforcement action against the Company that would allege certain violations of the federal securities laws relating to the reported financial results of the Company during fiscal years 2016, 2017, and 2018, and to the adequacy and accuracy of the Company’s books and records and internal controls over financial reporting for those fiscal years. The allegations arise from revenue recognition practices of the Neptune-Benson business that the Company acquired in fiscal 2016. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. The Company negotiated a settlement with the SEC under which it neither admits nor denies the SEC’s allegations, and in March 2023 the SEC flied a complaint in the United States District Court for the District of Rhode Island against the Company and a former employee of the Neptune-Benson business, together with a proposed judgment on consent against the Company. The SEC’s complaint against the Company is grounded in negligence-based theories and books and records violations for matters arising from the Neptune-Benson business with respect to fiscal years 2016 to 2018. The proposed final judgment, which is awaiting Court approval, requires the Company to pay a penalty of $8,500 and to undertake various improvements to its internal controls over financial reporting. In accordance with ASC Topic No. 450, Contingencies, the Company recorded a charge of $8,500 in the first quarter of fiscal 2023 for the settlement of the SEC investigation. The Company continues to cooperate with the USAO investigation, which is ongoing. Although the Company is unable to predict the outcome of these ongoing investigations, we currently believe that these matters will not have a material adverse effect on our business, financial condition, results of operations, or prospects. However, no assurance can be given that these matters will be resolved for the amount recorded.

On March 13, 2023, a purported Evoqua stockholder filed an action against Evoqua and the Evoqua Board captioned O’Dell v. Evoqua Water Technologies Corp., et al., No. 23-cv-2122, in the United States District Court for the Southern District of New York (the “O’Dell Action”). The plaintiff in the O’Dell Action alleges that Evoqua and the Evoqua Board violated federal securities laws, including Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated under the Exchange Act, by issuing a materially incomplete and misleading preliminary proxy statement in connection with the Merger. On April 11, 2023, another purported Evoqua stockholder filed an action against Evoqua and the Evoqua Board captioned Bushansky v. Evoqua Water Technologies Corp., et al., No. 23-cv-3042, in the United States District Court for the Southern District of New York (the “Bushansky Action”), and on April 20, 2023, a third purported Evoqua stockholder filed an action against Evoqua and the Evoqua Board captioned Morgan v. Evoqua Water Technologies Corp., et al., No. 23-cv-431, in the United States District Court for the District of Delaware (the “Morgan Action” and together with the O’Dell Action and the Bushansky Action, the “Actions”). The plaintiffs in the Bushansky Action and the Morgan Action allege that Evoqua and the Evoqua Board violated federal securities laws, including Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated under the Exchange Act, by issuing a materially incomplete and misleading definitive proxy statement in connection with the Merger. The plaintiffs in each of the Actions seek, among other things, to enjoin the transactions contemplated by the Merger Agreement and an award of attorneys’ and expert fees and expenses. Xylem and Evoqua believe that the allegations in the Actions are without merit. Additional lawsuits arising out of the Merger may also be filed in the future.

20. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	March 31, 2023	September 30, 2022
Salaries, wages, and other benefits	$48,906	$83,618
Obligation under operating leases	16,082	14,932
Obligation under finance leases	13,502	12,875
Provisions for litigation	12,875	2,375
Third party commissions	10,001	10,341
Deferred revenue	9,287	9,692
Taxes, other than income	6,631	5,594
Insurance liabilities	3,192	3,456
Severance payments	963	658
Fair value of liability derivatives	681	1,511
Other	30,990	33,220
	$153,110	$178,272
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

Reportable operating segment revenue and operating profit for the three and six months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Total revenue
Integrated Solutions and Services	$334,838	$304,499	$646,102	$558,075
Applied Product Technologies	174,833	154,861	325,171	297,358
Total revenue	509,671	459,360	971,273	855,433
Intersegment revenue
Integrated Solutions and Services	5,939	9,659	11,777	18,189
Applied Product Technologies	25,935	22,973	45,853	44,248
Total intersegment revenue	31,874	32,632	57,630	62,437
Revenue to external customers
Integrated Solutions and Services	328,899	294,840	634,325	539,886
Applied Product Technologies	148,898	131,888	279,318	253,110
Total revenue	$477,797	$426,728	$913,643	$792,996

Operating profit (loss)
Integrated Solutions and Services	$43,127	$38,105	$85,835	$73,405
Applied Product Technologies	28,564	22,993	49,579	40,820
Corporate	(48,234)	(41,526)	(88,725)	(80,365)
Total operating profit	23,457	19,572	46,689	33,860
Interest expense	(10,303)	(9,950)	(20,377)	(16,529)
Income before income taxes	13,154	9,622	26,312	17,331
Income tax expense	(2,522)	(2,248)	(6,412)	(3,869)
Net income	$10,632	$7,374	$19,900	$13,462

	March 31, 2023	September 30, 2022
Assets
Integrated Solutions and Services	$1,088,689	$1,123,166
Applied Product Technologies	669,179	653,244
Corporate	451,702	414,453
Total assets	$2,209,570	$2,190,863

22. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings from continuing operations per common share (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Numerator:
Numerator for basic and diluted earnings per common share—Net income attributable to Evoqua Water Technologies Corp.	$10,632	$7,330	$19,900	$13,317
Denominator:
Denominator for basic net income per common share—weighted average shares	122,212	120,942	122,028	120,785
Effect of dilutive securities:
Share‑based compensation	3,583	4,012	3,479	4,145
Denominator for diluted net income per common share—adjusted weighted average shares	125,795	124,954	125,507	124,930
Basic earnings attributable to Evoqua Water Technologies Corp. per common share	$0.09	$0.06	$0.16	$0.11
Diluted earnings attributable to Evoqua Water Technologies Corp. per common share	$0.08	$0.06	$0.16	$0.11
Because of their anti-dilutive effect, 272 and 606 common share equivalents, comprised of employee stock options, have been excluded from the diluted EPS calculation for the three months ended March 31, 2023 and 2022, respectively, and 493 and 465 for the six months ended March 31, 2023 and 2022, respectively.
23. Subsequent Events
In connection with the pending Merger with Xylem, the Company shortened the duration of the ESPP offering period that commenced on April 1, 2023. The Company accelerated the end date of that offering period from September 30, 2023 to May 1, 2023.

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

The consummation of the Merger is subject to the satisfaction or waiver of certain customary mutual conditions, including (a) the receipt of the required approvals from the Company’s stockholders and Xylem’s shareholders at meetings currently scheduled for May 11, 2023, (b) receipt of required regulatory approvals under antitrust and foreign investment laws in applicable jurisdictions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Act (collectively, “Regulatory Clearances”) (at 11:59 p.m. Eastern Time on March 6, 2023, the 30-day Hart-Scott-Rodino waiting period expired without issuance of a Request for Additional Information and Documentary Material), (c) the absence of any temporary or permanent order, injunction, law or other legal restraint prohibiting or making illegal the consummation of the Merger, (d) the Xylem Shares issuable to the stockholders of the Company in connection with the Merger having been approved for listing on the New York Stock Exchange, subject to official notice of issuance, and (e) Xylem’s registration statement on Form S-4 having been declared effective under the Securities Act of 1933 (the registration statement was declared effective by the SEC on April 6, 2023). The obligation of each party to consummate the Merger is also conditioned upon (a) the accuracy of the representations and warranties of the other party as of the date of the Merger Agreement and as of the closing (subject to customary materiality qualifiers) and (b) compliance by the other party in all material respects with its respective pre-closing obligations under the Merger Agreement. Subject to the satisfaction or waiver of the conditions to the closing, the Merger is expected to close in mid-2023.

The Merger Agreement contains certain termination rights that may be exercised by either the Company or Xylem. In certain of those cases, we may be required to pay Xylem a termination fee of $225.0 million.

In connection with the Merger, the Company recognized costs of $10.0 million and $10.2 million for the three and six months ended March 31, 2023, respectively, included in General and administrative expenses in the Unaudited Consolidated Statements of Operations. These costs primarily relate to legal and consulting fees incurred in connection with the Merger.

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
Macroeconomic conditions. Material, freight, and labor inflation resulted in increased costs in the second quarter of fiscal 2023. Although we have offset a portion of these increased costs through price increases and operational efficiencies to date, there can be no assurance that we will be able to offset all or any portion of these increased costs in future periods. If we are unable to manage commodity fluctuations through pricing actions, cost savings projects, and sourcing decisions as well as through consistent productivity improvements, it may adversely impact our gross profit and gross margin in future periods. Additionally, supply chain disruptions and labor shortages have restricted and could further restrict availability of certain commodities and materials, which may result in delays in our execution of projects in fiscal 2023 and negatively impact revenues. We have increased inventory levels to meet current order demand. Tight labor markets have resulted in longer times to fill open positions and labor inflation. Continued delays in filling open positions, particularly among our service technician population, could impact our ability to provide timely service to our customers. Although these factors did not have a material adverse effect on our results of operations for the six months ended March 31, 2023, if sustained, they could have a material adverse effect on our results of operations going forward.

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
Russia-Ukraine war. We have no operations in Russia or Ukraine, and our sales into these regions are minimal. However, the conflict in Ukraine has exacerbated the material inflation and availability challenges described above, particularly with respect to the impact it has had on energy and fuel prices and the price of steel and other precious metals that we procure in our supply chain. Although these factors did not have a material adverse effect on our results of operations for the six months ended March 31, 2023, we expect the inflationary impact on energy, fuel and steel prices to continue throughout the remainder of fiscal 2023. If these factors are sustained, or if the duration of the conflict is extended or the conflict spreads into a larger geographic portion of Europe, our results of operations in future periods could be materially and adversely impacted.
Acquisitions and divestitures. During the six months ended March 31, 2023, we paid cash of $38 thousand as a result of net working capital adjustments related to the acquisition of Epicor, Inc. that we completed in fiscal 2022, and we received cash of $1.8 million as a result of net working capital adjustments related to the acquisition of the Mar Cor Business that we completed in fiscal 2022, and $12.3 million of cash was released from escrow to the Company related to the Earn Out asset.

On March 31, 2023, the Company completed its divestiture of its blood filter and water filter product lines that are sold into renal and other medical applications (the “Filtration Business”) to Medica USA Inc., a subsidiary of Medica S.p.A. (“Medica”), for $67 thousand in cash at closing, resulting in a loss on sale of $2.9 million, which is included in Other operating expense on the Consolidated Statements of Operations. The Filtration Business was included in the Integrated Solutions and Services segment and was determined by management not to be core to the Company’s long-term business strategy or operations. The Company entered into a supply agreement with Medica under which the Company will purchase water filters used by its customers in the Company’s dialysis water systems.

On February 28, 2023, the Company completed its acquisition of the Texas-based industrial water service business accounts and deionization and carbon tank assets of Kemco Systems (“Kemco”) for $900 thousand in cash at closing. This acquisition expands the Company’s service and aftermarket business in the Texas market while strengthening the Company’s ability to better support and service its industrial customers in the region. The acquired business is included within the Integrated Solutions and Services segment.

On February 14, 2023, the Company entered into a definitive agreement to divest its carbon reactivation and slurry operations (the “Carbon Business”) to Desotec US LLC, a subsidiary of Desotec N.V. As of March 31, 2023, the transaction had not closed and is expected to close in the third quarter of fiscal 2023. Gross proceeds upon closing of the transaction are anticipated to be $100.0 million and the Company expects to record a gain on sale. The assets and liabilities of the Carbon Business met the accounting criteria to be classified as held for sale on the Consolidated Balance Sheets at March 31, 2023. The sale of the Carbon Business will allow the Company to focus on its core service business, which includes carbon services and the sale of high-quality activated carbon. At the closing of the transaction, the Company will enter into a supply agreement with Desotec under which the Company will purchase reactivated carbon to continue to service its customers. The Carbon Business is included in the Integrated Solutions and Services segment.
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

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended March 31,
	2023		2022
(In millions, except per share amounts)		% of Revenue		% of Revenue	% Variance
Revenue from product sales and services	$477.8	100.0%	$426.7	100.0%	12.0%
Gross profit	$151.9	31.8%	$128.9	30.2%	17.8%
Total operating expenses	$(125.6)	(26.3)%	$(110.6)	(25.9)%	13.6%
Other operating (expense) income, net	$(2.9)	(0.6)%	$1.3	0.3%	(323.1)%
Interest expense	$(10.3)	(2.2)%	$(10.0)	(2.3)%	3.0%
Income before income taxes	$13.1	2.7%	$9.6	2.2%	36.5%
Income tax expense	$(2.5)	(0.5)%	$(2.2)	(0.5)%	13.6%
Net income	$10.6	2.2%	$7.4	1.7%	43.2%
Net income attributable to non‑controlling interest	$—	—%	$0.1	—%	$—
Net income attributable to Evoqua Water Technologies Corp.	$10.6	2.2%	$7.3	1.7%	45.2%

Weighted average shares outstanding
Basic	122.2		120.9
Diluted	125.8		125.0
Earnings per share
Basic	$0.09		$0.06
Diluted	$0.08		$0.06

Other financial data:
Adjusted EBITDA(1)	$88.5	18.5%	$73.2	17.2%	20.9%

	Six Months Ended March 31,
	2023		2022
(In millions, except per share amounts)		% of Revenue		% of Revenue	% Variance
Revenue from product sales and services	$913.6	100.0%	$793.0	100.0%	15.2%
Gross profit	$282.2	30.9%	$239.4	30.2%	17.9%
Total operating expenses	$(233.9)	(25.6)%	$(208.3)	(26.3)%	12.3%
Other operating (expense) income, net	$(1.6)	(0.2)%	$2.8	0.4%	(157.1)%
Interest expense	$(20.4)	(2.2)%	$(16.5)	(2.1)%	23.6%
Income before income taxes	$26.3	2.9%	$17.4	2.2%	51.1%
Income tax expense	$(6.4)	(0.7)%	$(3.9)	(0.5)%	64.1%
Net income	$19.9	2.2%	$13.5	1.7%	47.4%
Net income attributable to non‑controlling interest	$—	—%	$0.2	—%	(100.0)%
Net income attributable to Evoqua Water Technologies Corp.	$19.9	2.2%	$13.3	1.7%	49.6%

Weighted average shares outstanding
Basic	122.0		120.8
Diluted	125.5		124.9
Earnings per share
Basic	$0.16		$0.11
Diluted	$0.16		$0.11

Other financial data:
Adjusted EBITDA(1)	$161.2	17.6%	$127.5	16.1%	26.4%

(1)Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation to net income, its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in Item 2 of this Report.
Consolidated Results for the Three Months Ended March 31, 2023 and 2022
Revenue-Revenue increased $51.1 million, or 12.0%, to $477.8 million in the three months ended March 31, 2023, from $426.7 million in the three months ended March 31, 2022. Revenue from product sales increased $32.9 million, or 12.7%, to $292.7 million in the three months ended March 31, 2023, from $259.8 million in the three months ended March 31, 2022. Revenue from services increased $18.2 million, or 10.9%, to $185.1 million in the three months ended March 31, 2023, from $166.9 million in the three months ended March 31, 2022.
The following tables provide the change in revenue by offering and by the components that contributed to revenue growth during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:	$292.7	61.3%	$259.8	60.9%	$32.9	12.7%
Capital	187.2	39.2%	162.5	38.1%	24.7	15.2%
Aftermarket	105.5	22.1%	97.3	22.8%	8.2	8.4%
Revenue from services	185.1	38.7%	166.9	39.1%	18.2	10.9%
	$477.8	100.0%	$426.7	100.0%	$51.1	12.0%

(In millions)	$ Change	% Change
Three months ended March 31, 2022 total revenue	$426.7	n/a
Organic	49.6	11.6%
Inorganic	5.3	1.2%
Foreign currency translation	(3.8)	(0.8)%
Three months ended March 31, 2023 total revenue	$477.8	12.0%
The increase in organic revenue was driven by favorable price realization and higher volume, which contributed to growth across most regions and product lines.
Revenue in future periods could be negatively impacted by commodity and material availability constraints caused by global supply chain disruptions, skilled labor shortages, and the timing of projects.
Cost of sales and gross margin-Total gross margin increased to 31.8% in the three months ended March 31, 2023, from 30.2% in the three months ended March 31, 2022.
The following table provides the change in cost of product sales and cost of services, respectively, along with related gross margins:

	Three Months Ended March 31,
	2023		2022
(In millions)		Gross Margin		Gross Margin
Cost of product sales	$(203.1)	30.6%	$(185.3)	28.7%
Cost of services	(122.8)	33.7%	(112.5)	32.6%
	$(325.9)	31.8%	$(297.8)	30.2%
Gross margin from product sales increased by 190 basis points (“bps”) to 30.6% in the three months ended March 31, 2023, from 28.7% in the three months ended March 31, 2022. This increase was driven by positive price realization, favorable volume across most regions and end markets, as well as sales mix, which was partially offset by labor, material, and freight inflation.
Gross margin from services increased by 110 bps to 33.7% in the three months ended March 31, 2023, from 32.6% in the three months ended March 31, 2022. This increase was driven by favorable price realization, partially offset by material and labor inflation as well as field service productivity variances.
We expect continued pressure on gross margin in future periods due to material, freight and labor inflation. Although we expect to continue to offset increasing costs with positive price realization, there can be no assurance that we will be able to do so.
Operating expenses-Operating expenses increased $15.0 million, or 13.6%, to $125.6 million in the three months ended March 31, 2023, from $110.6 million in the three months ended March 31, 2022. Operating expenses are comprised of the following:

	Three Months Ended March 31,
	2023		2022
(In millions)		% of Revenue		% of Revenue	% Variance
General and administrative expense	$(77.8)	(16.3)%	$(67.0)	(15.7)%	16.1%
Sales and marketing expense	(43.2)	(9.0)%	(39.8)	(9.3)%	8.5%
Research and development expense	(4.6)	(1.0)%	(3.8)	(0.9)%	21.1%
Total operating expenses	$(125.6)	(26.3)%	$(110.6)	(25.9)%	13.6%
The increase period over period in operating expenses was primarily due to an increase in external legal fees and other consulting fees, as well as employee related costs and travel. These increases were partially offset by foreign currency translation gains in the current period, compared to foreign currency translation losses in the prior period, most of which is related to intercompany loans, and lower amortization in the current period.
Fluctuations in foreign currency translation and inflation could impact operating expenses in future periods.
Other operating expense, net-Other operating expense, net, decreased $4.2 million to expense of $2.9 million in the three months ended March 31, 2023, from income of $1.3 million in the three months ended March 31, 2022. This decrease was primarily driven by a loss on sale of the Filtration Business of $2.9 million and impairment of certain long-lived assets related to product rationalization in the electro-chlorination business of $1.7 million. These losses were partially offset by gains on the disposal of fixed assets. The prior year period included income from the disposal of fixed assets and precious metal sales, and a refund of certain taxes paid from the Chinese government.
Interest expense-Interest expense increased $0.3 million, or 3.0%, to $10.3 million in the three months ended March 31, 2023, from $10.0 million in the three months ended March 31, 2022. The increase in interest expense was primarily driven by an increase in LIBOR year over year.
Income tax expense-Income tax expense increased to $2.5 million in the three months ended March 31, 2023, as compared to income tax expense of $2.2 million in the three months ended March 31, 2022. The increase in tax expense was primarily due to higher projected annual effective tax rates as well as higher projected U.S. income, which is no longer offset by maintaining a valuation allowance against U.S. deferred tax assets. This increase was mostly offset by a favorable discrete item related to the impact of tax deductions greater than those for financial reporting related to equity compensation.

Net income-Net income increased $3.2 million, or 43.2%, to $10.6 million in the three months ended March 31, 2023, from $7.4 million in the three months ended March 31, 2022, as a result of the variances noted above.
Adjusted EBITDA-Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA for the three months ended March 31, 2023 increased by $15.3 million, or 20.9%, to $88.5 million, as compared to $73.2 million for the three months ended March 31, 2022, primarily driven by favorable price realization, mix, and sales volume, which was partially offset by inflationary costs. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.

Segment Results

	Three Months Ended March 31,
	2023		2022
(In millions)		% of Total		% of Total	% Variance
Revenue
Integrated Solutions and Services	$328.9	68.8%	$294.8	69.1%	11.6%
Applied Product Technologies	148.9	31.2%	131.9	30.9%	12.9%
Total Consolidated	$477.8	100.0%	$426.7	100.0%	12.0%
Operating profit (loss)
Integrated Solutions and Services	$43.1	184.2%	$38.1	194.4%	13.1%
Applied Product Technologies	28.6	122.2%	23.0	117.3%	24.3%
Corporate	(48.3)	(206.4)%	(41.5)	(211.7)%	16.4%
Total Consolidated	$23.4	100.0%	$19.6	100.0%	19.4%
Adjusted EBITDA(1)
Integrated Solutions and Services	$75.9	85.8%	$63.8	87.2%	19.0%
Applied Product Technologies	33.0	37.3%	27.3	37.3%	20.9%
Corporate	(20.4)	(23.1)%	(17.9)	(24.5)%	14.0%
Total Consolidated	$88.5	100.0%	$73.2	100.0%	20.9%

(1)Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation to segment operating profit (loss), its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in Item 2 of this Report.
Integrated Solutions and Services
Revenue in the Integrated Solutions and Services segment increased $34.1 million, or 11.6%, to $328.9 million in the three months ended March 31, 2023, from $294.8 million in the three months ended March 31, 2022.
The following tables provide the change in revenue by offering and by the components that contributed to revenue growth during the three months ended March 31, 2023 and 2022 for the Integrated Solutions and Services segment:

	Three Months Ended March 31,
	2023		2022		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:	$148.6	45.2%	$133.0	45.1%	$15.6	11.7%
Capital	87.8	26.7%	70.7	24.0%	17.1	24.2%
Aftermarket	60.8	18.5%	62.3	21.1%	(1.5)	(2.4)%
Revenue from services	180.3	54.8%	161.8	54.9%	18.5	11.4%
	$328.9	100.0%	$294.8	100.0%	$34.1	11.6%

(In millions)	$ Change	% Change
Three months ended March 31, 2022 total revenue	$294.8	n/a
Organic	29.6	10.0%
Inorganic	5.3	1.8%
Foreign currency translation	(0.8)	(0.2)%
Three months ended March 31, 2023 total revenue	$328.9	11.6%

The increase in organic revenue was primarily driven by favorable price realization related to service revenue across most end markets. Organic revenue growth also benefited from increased volume, particularly as it relates to service and capital revenue. These increases were slightly offset by a decline in aftermarket volume.

Operating profit in the Integrated Solutions and Services segment increased $5.0 million, or 13.1%, to $43.1 million in the three months ended March 31, 2023, from $38.1 million in the three months ended March 31, 2022.
Operating profit was favorably impacted primarily by increased revenue, which was partially offset by operational variances. Increased revenue was attributable to price realization, sales volume, and mix. Operational variances were driven by material, labor, and freight inflation and availability, and productivity variances.
Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA in the Integrated Solutions and Services segment increased $12.1 million, or 19.0%, to $75.9 million in the three months ended March 31, 2023, compared to $63.8 million in the three months ended March 31, 2022. The increase was driven by the same factors that impacted operating profit, other than the change in depreciation and amortization, and also excludes restructuring and other non-recurring activity. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.
Applied Product Technologies
Revenue in the Applied Product Technologies segment increased $17.0 million, or 12.9%, to $148.9 million in the three months ended March 31, 2023, from $131.9 million in the three months ended March 31, 2022.
The following tables provide the change in revenue by offering and by the components that contributed to revenue growth during the three months ended March 31, 2023 and 2022 for the Applied Product Technologies segment:

	Three Months Ended March 31,
	2023		2022		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:	$144.1	96.8%	$126.8	96.1%	$17.3	13.6%
Capital	99.4	66.8%	91.8	69.6%	7.6	8.3%
Aftermarket	44.7	30.0%	35.0	26.5%	9.7	27.7%
Revenue from services	4.8	3.2%	5.1	3.9%	(0.3)	(5.9)%
	$148.9	100.0%	$131.9	100.0%	$17.0	12.9%

(In millions)	$ Change	% Change
Three months ended March 31, 2022 total revenue	$131.9	n/a
Organic	20.0	15.2%
Inorganic	—	—%
Foreign currency translation	(3.0)	(2.3)%
Three months ended March 31, 2022 total revenue	$148.9	12.9%

The increase in organic revenue was driven by strong sales volume and price realization across all regions and end markets. The strongest growth came in the North America region driven by aquatics and municipal end markets.
Operating profit in the Applied Product Technologies segment increased $5.6 million, or 24.3%, to $28.6 million in the three months ended March 31, 2023, from $23.0 million in the three months ended March 31, 2022.
Operating profit was favorably impacted by increased revenue, which was partially offset by operational variances. Increased revenue was attributable to sales volume, price realization, and sales mix across most regions and product lines. Operational variances were driven by labor and material inflation and availability.
Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA in the Applied Product Technologies segment increased $5.7 million, or 20.9%, to $33.0 million in the three months ended March 31, 2023, compared to $27.3 million in the three months ended March 31, 2022. The increase was driven by the same factors that impacted operating profit, other than the change in depreciation and amortization, and also excludes restructuring and other non-recurring activity. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.
Corporate
Operating loss in Corporate increased $6.8 million, or 16.4%, to $48.3 million in the three months ended March 31, 2023, from $41.5 million in the three months ended March 31, 2022. The increase was primarily due to higher legal expenses associated with various matters and pending transactions, increased third party consulting fees and the impairment of certain long-lived assets related to product rationalization in the electro-chlorination business of $1.7 million in the current year period. These increased costs were partially offset by foreign currency translation gains in the current period, compared to foreign currency translation losses in the prior period, most of which is related to intercompany loans.
Consolidated Results for the Six Months Ended March 31, 2023 and 2022
Revenue-Revenue increased $120.6 million, or 15.2%, to $913.6 million in the six months ended March 31, 2023, from $793.0 million in the six months ended March 31, 2022. Revenue from product sales increased $80.7 million, or 17.1%, to $553.0 million in the six months ended March 31, 2023, from $472.3 million in the six months ended March 31, 2022. Revenue from services increased $39.9 million, or 12.4%, to $360.6 million in the six months ended March 31, 2023, from $320.7 million in the six months ended March 31, 2022.

The following tables provide the change in revenue by offering and the change in revenue by driver during the six months ended March 31, 2023 and 2022:

	Six Months Ended March 31,
	2023		2022		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:	$553.0	60.5%	$472.3	59.6%	$80.7	17.1%
Capital	$352.9	38.6%	$313.5	39.5%	$39.4	12.6%
Aftermarket	200.1	21.9%	158.8	20.0%	41.3	26.0%
Revenue from services	360.6	39.5%	320.7	40.4%	39.9	12.4%
	$913.6	100.0%	$793.0	100.0%	$120.6	15.2%

(In millions)	$ Change	% Change
Six Months Ended March 31, 2022 total revenue	$793.0	n/a
Organic	82.8	10.4%
Inorganic	$48.2	6.1%
Foreign currency translation	(10.4)	(1.3)%
Six Months Ended March 31, 2023 total revenue	$913.6	15.2%
The increase in organic revenue was driven by favorable price realization and higher sales volume across most product lines and regions.
Cost of sales and gross margin-Total gross margin increased to 30.9% in the six months ended March 31, 2023, from 30.2% in the six months ended March 31, 2022.
The following table provides the change in cost of product sales and cost of services, respectively, along with related gross margins:

	Six Months Ended March 31,
	2023		2022
(In millions)		Gross Margin		Gross Margin
Cost of product sales	$(388.1)	29.8%	$(339.1)	28.2%
Cost of services	(243.3)	32.5%	(214.5)	33.1%
	$(631.4)	30.9%	$(553.6)	30.2%
Gross margin from product sales increased by 160 bps to 29.8% in the six months ended March 31, 2023, from 28.2% in the six months ended March 31, 2022. The increase in gross margin was primarily driven by favorable price realization as well as improved sales volume and product mix. These factors were partially offset by labor, material and freight inflation.
Gross margin from services decreased by 60 bps to 32.5% in the six months ended March 31, 2023, from 33.1% in the six months ended March 31, 2022. This decrease was driven by increased labor costs and resource constraints.

Operating expenses-Operating expenses increased $25.6 million, or 12.3%, to $233.9 million in the six months ended March 31, 2023, from $208.3 million in the six months ended March 31, 2022. Operating expenses are comprised of the following:

	Six Months Ended March 31,
	2023		2022
(In millions)		% of Revenue		% of Revenue	% Variance
General and administrative expense	$(141.8)	(15.5)%	$(124.8)	(15.7)%	13.6%
Sales and marketing expense	(83.7)	(9.2)%	(76.3)	(9.6)%	9.7%
Research and development expense	(8.4)	(0.9)%	(7.2)	(0.9)%	16.7%
Total operating expenses	$(233.9)	(25.6)%	$(208.3)	(26.3)%	12.3%
The increase period over period in operating expenses was primarily due to an increase in legal fees, as well as higher employee related expenses associated with labor inflation. In addition, there were increased consulting and travel expenses. The above increases were partially offset by foreign currency translation gains in the current period, compared to foreign currency translation losses in the prior period, most of which is related to intercompany loan, as well as lower fees associated with recruitment.
Fluctuations in foreign currency translation and inflation could impact operating expenses in future periods.
Other operating expense, net-Other operating expense, net, increased $4.4 million to expense of $1.6 million in the six months ended March 31, 2023, from income of $2.8 million in the six months ended March 31, 2022. This decrease was primarily driven by a loss on sale of the Filtration Business of $2.9 million and impairment of certain long-lived assets related to product rationalization in the electro-chlorination business of $1.7 million. These losses were partially offset by gains on the disposal of fixed assets. The prior year period included income from the disposal of fixed assets and precious metal sales, and a refund of certain taxes paid from the Chinese government.
Interest expense-Interest expense increased $3.9 million, or 23.6%, to $20.4 million in the six months ended March 31, 2023, from $16.5 million in the six months ended March 31, 2022. The increase in interest expense was primarily driven by an increase in LIBOR year over year.
Income tax expense-Income tax expense increased $2.5 million to $6.4 million in the six months ended March 31, 2023, from $3.9 million in the six months ended March 31, 2022. The increase in tax expense was primarily due to higher projected annual effective tax rates as well as higher projected U.S. income, which is no longer offset by maintaining a valuation allowance against U.S. deferred tax assets. This increase was partially offset by a favorable discrete item related to the impact of tax deductions greater than those for financial reporting related to equity compensation.

Net income-Net income increased $6.4 million, or 47.4%, to $19.9 million in the six months ended March 31, 2023, from $13.5 million in the six months ended March 31, 2022, as a result of the variances noted above.

Adjusted EBITDA-Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA for the six months ended March 31, 2023 increased by $33.7 million, or 26.4%, to $161.2 million, as compared to $127.5 million for the six months ended March 31, 2022, primarily driven by sales volume and related gross profit. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.

Segment Results

	Six Months Ended March 31,
	2023		2022
(In millions)		% of Total		% of Total	% Variance
Revenue
Integrated Solutions and Services	$634.3	69.4%	$539.9	68.1%	17.5%
Applied Product Technologies	279.3	30.6%	253.1	31.9%	10.4%
Total Consolidated	$913.6	100.0%	$793.0	100.0%	15.2%
Operating profit (loss)
Integrated Solutions and Services	$85.8	183.7%	$73.4	216.5%	16.9%
Applied Product Technologies	49.6	106.2%	40.8	120.4%	21.6%
Corporate	(88.7)	(189.8)%	(80.3)	(236.9)%	10.5%
Total Consolidated	$46.7	100.0%	$33.9	100.0%	37.8%
Adjusted EBITDA(1)
Integrated Solutions and Services	$145.0	90.0%	$117.3	92.0%	23.6%
Applied Product Technologies	57.5	35.7%	49.2	38.6%	16.9%
Corporate	(41.3)	(25.6)%	(39.0)	(30.6)%	5.9%
Total Consolidated	$161.2	100.0%	$127.5	100.0%	26.4%

(1)Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation to segment operating profit (loss), its most directly comparable financial measure presented in accordance with GAAP, see “Non-GAAP Reconciliations” in Item 2 of this Report.
Integrated Solutions and Services
Revenue in the Integrated Solutions and Services segment increased $94.4 million, or 17.5%, to $634.3 million in the six months ended March 31, 2023, from $539.9 million in the six months ended March 31, 2022.
The following tables provide the change in revenue by offering and the change in revenue by driver during the six months ended March 31, 2023 and 2022 for the Integrated Solutions and Services segment:

	Six Months Ended March 31,
	2023		2022		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:	$283.6	44.7%	$229.4	42.5%	$54.2	23.6%
Capital	165.4	26.1%	137.8	25.5%	27.6	20.0%
Aftermarket	118.2	18.6%	91.6	17.0%	26.6	29.0%
Revenue from services	350.7	55.3%	310.5	57.5%	40.2	12.9%
	$634.3	100.0%	$539.9	100.0%	$94.4	17.5%

(In millions)	$ Change	% Change
Six Months Ended March 31, 2022 total revenue	$539.9	n/a
Organic	48.0	8.9%
Inorganic	48.2	8.9%
Foreign currency translation	(1.8)	(0.3)%
Six Months Ended March 31, 2023 total revenue	$634.3	17.5%
The increase in organic revenue was driven by strong price realization across most end markets and higher sales volume. This volume growth was primarily driven by service and capital revenue.

Operating profit in the Integrated Solutions and Services segment increased $12.4 million, or 16.9%, to $85.8 million in the six months ended March 31, 2023, from $73.4 million in the six months ended March 31, 2022.
Operating profit was favorably impacted primarily by increased revenue, which was partially offset by operational variances. Increased revenue was attributable to price realization and higher organic sales volume and mix. Operational variances were driven by labor and material inflation and availability. Acquisitions also contributed to the increase in operating profit, primarily associated with the impacts of the Mar Cor Business and Smith Engineering transactions.
Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA in the Integrated Solutions and Services segment increased $27.7 million, or 23.6%, to $145.0 million in the six months ended March 31, 2023, compared to $117.3 million in the six months ended March 31, 2022. The increase was driven by the same factors that impacted operating profit, other than the change in depreciation and amortization, and also excludes restructuring and other non-recurring activity. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.
Applied Product Technologies
Revenue in the Applied Product Technologies segment increased $26.2 million, or 10.4%, to $279.3 million in the six months ended March 31, 2023, from $253.1 million in the six months ended March 31, 2022.
The following tables provide the change in revenue by offering and the change in revenue by driver during the six months ended March 31, 2023 and 2022 for the Applied Product Technologies segment:

	Six Months Ended March 31,
	2023		2022		$ Variance	% Variance
(In millions)		% of Revenue		% of Revenue
Revenue from product sales:	$269.4	96.5%	$242.9	96.0%	$26.5	10.9%
Capital	$187.5	67.2%	$175.7	69.4%	$11.8	6.7%
Aftermarket	81.9	29.3%	67.2	26.6%	14.7	21.9%
Revenue from services	9.9	3.5%	10.2	4.0%	(0.3)	(2.9)%
	$279.3	100.0%	$253.1	100.0%	$26.2	10.4%

(In millions)	$ Change	% Change
Six Months Ended March 31, 2022 total revenue	$253.1	n/a
Organic	34.8	13.7%
Inorganic	—	—%
Foreign currency translation	(8.6)	(3.3)%
Six Months Ended March 31, 2023 total revenue	$279.3	10.4%

The increase in organic revenue was driven by volume growth and price realization across all regions and multiple product lines.The strongest growth came in the North America region driven by aquatics and municipal end markets.
Operating profit in the Applied Product Technologies segment increased $8.8 million, or 21.6%, to $49.6 million in the six months ended March 31, 2023, from $40.8 million in the six months ended March 31, 2022.
Operating profit was favorably impacted primarily by increased revenue, which was partially offset by operational variances. Increased revenue was attributable to sales volumes across multiple product lines and regions, as well as favorable price realization and sales mix. Operational variances were driven by project variances and labor and material inflation and availability.
Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA in the Applied Product Technologies segment increased $8.3 million, or 16.9%, to $57.5 million in the six months ended March 31, 2023, compared to $49.2 million in the six months ended March 31, 2022. The increase was driven by the same factors that impacted operating profit, other than the change in depreciation and amortization, and also excludes restructuring and other non-recurring activity. See “Non-GAAP Reconciliations” in Item 2 of this Report for a reconciliation of adjusted EBITDA.
Corporate
Operating loss in Corporate increased $8.4 million, or 10.5%, to $88.7 million in the six months ended March 31, 2023, from $80.3 million in the six months ended March 31, 2022. The increase was primarily due to higher costs associated with legal matters, increased share based compensation and the impairment of certain long-lived assets related to product rationalization in the electro-chlorination business of $1.7 million in the current year period. These amounts were partially offset by lower third party consulting fees associated with acquisitions which occurred in the prior year.

Non-GAAP Reconciliations
The following is a reconciliation of our Net income to EBITDA and adjusted EBITDA. See “How We Assess the Performance of Our Business” in this Item 2 for discussion on management’s definition and use of this non-GAAP financial measure.

	Three Months Ended March 31,			Six Months Ended March 31,
(In millions)	2023	2022	% Variance	2023	2022	% Variance
Net income	$10.6	$7.4	43.2%	$19.9	$13.5	47.4%
Income tax expense	2.5	2.2	13.6%	6.4	3.9	64.1%
Interest expense	10.3	10.0	3.0%	20.4	16.5	23.6%
Operating profit	$23.4	$19.6	19.4%	$46.7	$33.9	37.8%
Depreciation and amortization	33.4	32.6	2.5%	66.6	61.2	8.8%
EBITDA	$56.8	$52.2	8.8%	$113.3	$95.1	19.1%
Restructuring and related business transformation costs(a)	1.4	1.8	(22.2)%	3.1	3.2	(3.1)%
Purchase accounting adjustment costs(b)	—	2.6	(100.0)%	—	2.6	(100.0)%
Share-based compensation(c)	6.9	6.1	13.1%	13.2	11.4	15.8%
Transaction costs(d)	18.0	4.0	350.0%	21.3	4.9	334.7%
Other losses (gains) and expenses(e)	5.4	6.5	(16.9)%	10.3	10.3	—%
Adjusted EBITDA	$88.5	$73.2	20.9%	$161.2	$127.5	26.4%
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
(A)amounts related to the Company’s restructuring initiatives to reduce the cost structure and rationalize location footprint;
(B)amounts related to various other initiatives implemented to restructure and reorganize our business with the appropriate management team and cost structure.
(ii)Legal settlement costs and intellectual property related fees including fees and settlement costs associated with legacy matters, related to product warranty litigation on Memcor® products and certain discontinued products. Memcor is a trademark of Rohm & Haas Electronic Materials Singapore Pte. Ltd.
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
(iii)loss on sale of the Filtration Business within the Integrated Solutions and Services Segment; and
(iv)impairment of certain long-lived assets related to product rationalization in the electro-chlorination business.

We do not present net income on a segment basis because we do not allocate interest expense or income tax benefit (expense) to our segments, making operating profit the most comparable GAAP metric. The following is a reconciliation of our segment EBITDA and segment adjusted EBITDA to operating profit, their most directly comparable financial measure presented in accordance with GAAP:

	Three Months Ended March 31,				$ Variance		% Variance
	2023		2022
(In millions)	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies
Operating profit	$43.1	$28.6	$38.1	$23.0	$5.0	$5.6	13%	24%
Depreciation and amortization	23.4	3.6	21.4	3.4	2.0	0.2	9%	6%
EBITDA	$66.5	$32.2	$59.5	$26.4	$7.0	$5.8	12%	22%
Restructuring and related business transformation costs (a)	0.6	0.5	0.2	0.9	0.4	(0.4)	200%	(44)%
Purchase accounting adjustment costs (b)	—	—	2.6	—	(2.6)	—	(100)%	n/a
Transaction costs (c)	5.9	0.2	1.5	—	4.4	0.2	293%	n/a
Other losses (gains) and expenses (d)	2.9	0.1	—	—	2.9	0.1	n/a	n/a
Adjusted EBITDA	$75.9	$33.0	$63.8	$27.3	$12.1	$5.7	19%	21%

	Six Months Ended March 31,				$ Variance		% Variance
	2023		2022
(In millions)	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies	Integrated Solutions and Services	Applied Product Technologies
Operating profit	$85.8	$49.6	$73.4	$40.8	$12.4	$8.8	17%	22%
Depreciation and amortization	46.0	7.0	39.2	6.9	6.8	0.1	17%	1%
EBITDA	$131.8	$56.6	$112.6	$47.7	$19.2	$8.9	17%	19%
Restructuring and related business transformation costs (a)	2.1	0.6	0.7	1.5	1.4	(0.9)	200%	(60)%
Purchase accounting adjustment costs (b)	—	—	2.6	—	(2.6)	—	(100)%	n/a
Transaction costs (c)	8.2	0.2	1.4	—	6.8	0.2	486%	n/a
Other losses (gains) and expenses (d)	2.9	0.1	—	—	2.9	0.1	n/a	n/a
Adjusted EBITDA	$145.0	$57.5	$117.3	$49.2	$27.7	$8.3	24%	17%
(a)Represents costs and expenses in connection with restructuring initiatives in the three and six months ended March 31, 2023 and 2022, respectively. Such expenses are primarily composed of severance, relocation, and facility consolidation costs.
(b)Represents effect of the purchase accounting step-up in the value of inventory to fair value recognized in cost of goods sold as a result of the acquisition of the Mar Cor Business.
(c)Represents costs associated with a change in the current estimate of certain acquisitions achieving their earn-out targets, as well as certain costs associated with divestitures or the integration of recent acquisitions.
(d)Represents loss on sale of the Filtration Business within the Integrated Solutions and Services segment.
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
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with suppliers to optimize our terms and conditions, including occasionally extending payment terms. We also facilitate a voluntary supply chain finance program (the “program”) to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. A third party administers the program; our responsibility is limited to making payments on the terms originally negotiated with our supplier, regardless of whether the supplier sells its receivable to a financial institution. We do not enter into agreements with any of the participating financial institutions in connection with the program. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the program. The amounts settled through the program and paid to participating financial institutions were $48.3 million and $20.4 million in the six months ended March 31, 2023 and 2022, respectively. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit to participation in the program.
We expect to continue to finance our liquidity requirements through internally generated funds and borrowings under the 2021 Revolving Credit Facility. We believe that our projected cash flows generated from operations, together with borrowings under the 2021 Revolving Credit Facility, and other financing arrangements are sufficient to fund our short-term and long-term principal debt payments, interest expense, working capital needs, and expected capital expenditures for at least the next twelve months and the foreseeable future thereafter. Our capital expenditures for the six months ended March 31, 2023 and 2022 were $53.2 million and $36.3 million, respectively. However, our budgeted capital expenditures can vary from period to period based on the nature of capital intensive project awards. Our focus on customer outsourced water projects will continue to be a driver of capital expenditures. From time to time, we may enter into financing arrangements related to capital expenditures for equipment used to provide services to our customers. During the six months ended March 31, 2023 and 2022, we entered into equipment financing arrangements totaling $16.7 million and $13.9 million, respectively. In addition, we may draw on the 2021 Revolving Credit Facility from time to time to fund or partially fund an acquisition.
As of March 31, 2023, we had total indebtedness of $881.9 million, including $466.7 million of term loan borrowings under the 2021 Credit Agreement, $140.2 million outstanding under the 2021 Revolving Credit Facility, $145.3 million outstanding under the Securitization Facility, which includes $0.3 million of accrued interest, and $129.7 million in borrowings related to equipment financing. We also had $7.4 million of letters of credit issued under our 2021 Revolving Credit Facility as of March 31, 2023.
As of March 31, 2023 and September 30, 2022, we were in compliance with the covenants contained in the 2021 Credit Agreement, including the 2021 Revolving Credit Facility.

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
The 2021 Credit Agreement contains customary representations, warranties, affirmative covenants, and negative covenants, including, among other things, a springing maximum first lien leverage ratio of 5.55 to 1.00. The Company did not exceed this ratio during the three months ended March 31, 2023, does not anticipate exceeding this ratio during the year ending September 30, 2023, and therefore does not anticipate any additional repayments during the year ending September 30, 2023.
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
The Receivables Securitization Program contains certain customary representations, warranties, affirmative covenants, and negative covenants, subject to certain cure periods in some cases, including the eligibility of the Receivables being sold by the Originators and securing the loans made by the Receivables Financing Lenders, as well as customary reserve requirements, events of default, termination events, and servicer defaults. The Company was in compliance with all covenants during the three months ended March 31, 2023, does not anticipate becoming noncompliant during the year ending September 30, 2023, and therefore, subject to collateral availability, does not anticipate any additional repayments during the year ending September 30, 2023.
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
Contractual Obligations
We presented our contractual obligations in Part II, Item 7, “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as filed with the SEC on November 16, 2022. There were no significant changes in our contractual obligations during the six months ended March 31, 2023.

Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Six Months Ended March 31,
(In millions)	2023	2022
Statement of Cash Flows Data
Net cash provided by operating activities	$34.2	$29.1
Net cash used in investing activities	(51.2)	(230.6)
Net cash (used in) provided by financing activities	(8.1)	183.9
Effect of exchange rate changes on cash	4.3	0.9
Change in cash and cash equivalents	$(20.8)	$(16.7)
Operating Activities
Cash flows from operating activities can fluctuate significantly from period‑to‑period as working capital needs and the timing of payments for restructuring activities and other items impact reported cash flows.
Net cash provided by operating activities totaled $34.2 million in the six months ended March 31, 2023, as compared to $29.1 million in the six months ended March 31, 2022.
•Operating cash flows in the six months ended March 31, 2023 reflect an increase in net earnings of $6.4 million as compared to the six months ended March 31, 2022.
•The add back of non‑cash items increased operating cash flows by $76.3 million in the six months ended March 31, 2023, as compared to an increase to operating cash flows of $76.7 million in the six months ended March 31, 2022, resulting in a decrease of $0.4 million. This decrease was primarily related to the deduction of foreign currency gains in the current period, compared to the add back of foreign currency losses in the prior period, as well as an increase in gains on the sale of property, plant and equipment compared to the prior period. This decrease was partially offset by increases in depreciation and amortization deferred income taxes, share-based compensation expenses, loss on sale of a business and the impairment of certain long-lived assets related to product rationalization within the electro-chlorination business in the current period as compared to the prior period. Non-cash changes also include amortization of deferred financing fees.

•The aggregate of receivables, inventories, contract assets and liabilities, and accounts payable used $12.6 million in operating cash flows in the six months ended March 31, 2023, compared to using $17.9 million in the six months ended March 31, 2022, resulting in an increase to cash flows of $5.2 million as compared to the prior year period.
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
•The aggregate of the remaining assets and liabilities used $45.9 million of operating cash flows in the six months ended March 31, 2023, compared to using $43.3 million in the six months ended March 31, 2022, resulting in a decrease to cash flows of $2.6 million. This is mainly due to timing of payments.
•Income taxes used $3.5 million of operating cash flow during the six months ended March 31, 2023, as compared to providing $0.1 million during the six months ended March 31, 2022, resulting in a decrease to cash flows of $3.5 million as compared to the prior year period.
Investing Activities
Net cash used in investing activities was $51.2 million in the six months ended March 31, 2023, as compared to $230.6 million in the six months ended March 31, 2022, resulting in a net increase to cash flow of $179.3 million as compared to the prior year period. This increase was largely driven by the prior year period including higher cash outflows for acquisitions, and the current year period including higher cash inflows associated with proceeds from the sale of property, plant, and equipment. This increase was partially offset by higher cash outflows associated with purchases of property, plant, and equipment and intangible assets in the current year as compared to the prior year period.
Financing Activities
Net cash used in financing activities was $8.1 million in the six months ended March 31, 2023, as compared to net cash provided by financing activities of $183.9 million in the six months ended March 31, 2022, resulting in a net decrease to cash flow of $192.0 million as compared to the prior year period. The decrease in cash provided by financing activities for the six months ended March 31, 2023 was primarily due to lower borrowings and higher repayments of debt including finance leases in the current year period as compared to the prior year period. In addition, the current year had lower cash received from the issuance of common stock in connection with the exercise of stock options. These decreases were partially offset by the receipt of cash for the Mar Cor Earn Out asset and lower taxes paid related to net share settlements of share-based compensation awards in the current year as compared to the prior year period.
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

Off‑Balance Sheet Arrangements
We had the following outstanding amounts under our credit arrangements at March 31, 2023 and September 30, 2022:

(In millions)	March 31, 2023	September 30, 2022
Letters of credit	$7.4	$9.3
Surety bonds	$179.2	$134.0
The longest maturity date of the letters of credit and surety bonds in effect as of March 31, 2023 was March 20, 2030.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As previously disclosed, in October 2020, the Company learned that the SEC and the United States Attorney’s Office for the District of Massachusetts (“USAO”) are investigating whether financial misstatements were made in the Company’s public filings and earnings announcements prior to October 2018. In December 2022, the Company received a “Wells Notice” from the staff of the SEC (the “Staff”) relating to the SEC’s investigation. The Wells Notice informed the Company that the Staff had made a preliminary determination to recommend that the SEC file a civil enforcement action against the Company that would allege certain violations of the federal securities laws relating to the reported financial results of the Company during fiscal years 2016, 2017, and 2018, and to the adequacy and accuracy of the Company’s books and records and internal controls over financial reporting for those fiscal years. The allegations arise from revenue recognition practices of the Neptune-Benson business that the Company acquired in fiscal 2016. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. The Company negotiated a settlement with the SEC under which it neither admits nor denies the SEC’s allegations, and in March 2023 the SEC flied a complaint in the United States District Court for the District of Rhode Island against the Company and a former employee of the Neptune-Benson business, together with a proposed judgment on consent against the Company. The SEC’s complaint against the Company is grounded in negligence-based theories and books and records violations for matters arising from the Neptune-Benson business with respect to fiscal years 2016 to 2018. The proposed final judgment, which is awaiting Court approval, requires the Company to pay a penalty of $8.5 million and to undertake various improvements to its internal controls over financial reporting. In accordance with ASC Topic No. 450, Contingencies, the Company recorded a charge of $8.5 million in the first quarter of fiscal 2023 for the settlement of the SEC investigation. The Company continues to cooperate with the USAO investigation, which is ongoing. Although the Company is unable to predict the outcome of these ongoing investigations, we currently believe that these matters will not have a material adverse effect on our business, financial condition, results of operations, or prospects. However, no assurance can be given that these matters will be resolved for the amount recorded.

On March 13, 2023, a purported Evoqua stockholder filed an action against Evoqua and the Evoqua Board captioned O’Dell v. Evoqua Water Technologies Corp., et al., No. 23-cv-2122, in the United States District Court for the Southern District of New York (the “O’Dell Action”). The plaintiff in the O’Dell Action alleges that Evoqua and the Evoqua Board violated federal securities laws, including Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated under the Exchange Act, by issuing a materially incomplete and misleading preliminary proxy statement in connection with the Merger. On April 11, 2023, another purported Evoqua stockholder filed an action against Evoqua and the Evoqua Board captioned Bushansky v. Evoqua Water Technologies Corp., et al., No. 23-cv-3042, in the United States District Court for the Southern District of New York (the “Bushansky Action”), and on April 20, 2023, a third purported Evoqua stockholder filed an action against Evoqua and the Evoqua Board captioned Morgan v. Evoqua Water Technologies Corp., et al., No. 23-cv-431, in the United States District Court for the District of Delaware (the “Morgan Action” and together with the O’Dell Action and the Bushansky Action, the “Actions”). The plaintiffs in the Bushansky Action and the Morgan Action allege that Evoqua and the Evoqua Board violated federal securities laws, including Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated under the Exchange Act, by issuing a materially incomplete and misleading definitive proxy statement in connection with the Merger. The plaintiffs in each of the Actions seek, among other things, to enjoin the transactions contemplated by the Merger Agreement and an award of attorneys’ and expert fees and expenses. Xylem and Evoqua believe that the allegations in the Actions are without merit. Additional lawsuits arising out of the Merger may also be filed in the future.
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

10.1*	Second Amended and Restated Employment Agreement, by and between Ronald Keating and the Company, dated March 7, 2023
10.2*	Second Amended and Restated Employment Agreement, by and between Benedict J. Stas and the Company, dated March 7, 2023
10.3*	Amended and Restated Employment Agreement, by and between Rodney Aulick and the Company, dated March 7, 2023
10.4*	Amended and Restated Employment Agreement, by and between Hervé Fages and the Company, dated March 7, 2023
10.5*	Amended and Restated Employment Agreement, by and between Vincent Grieco and the Company, dated March 7, 2023
10.6*	Amended and Restated Employment Agreement, by and between Snehal Desai and the Company, dated March 7, 2023
10.7*	Amended and Restated Employment Agreement, by and between Anthony Webster and the Company, dated March 7, 2023
10.8*	Amended and Restated Employment Agreement, by and between James M. Kohosek and the Company, dated March 7, 2023
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

EVOQUA WATER TECHNOLOGIES CORP.

May 2, 2023	/s/ RONALD C. KEATING
	By:	Ronald C. Keating
Chief Executive Officer (Principal Executive Officer)

May 2, 2023	/s/ BENEDICT J. STAS
	By:	Benedict J. Stas
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)